Form 10-K
period 2015-10-31
MVC CAPITAL, INC.
filed 2016-05-16
CIK 1099941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐        No ☒

Approximate aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the Company’s most recently completed fiscal second quarter: $154,792,675 computed on the basis of $8.32 per share, closing price of the common stock on the New York Stock Exchange (the “NYSE”) on April 30, 2015.  For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.

There were 22,702,821 shares of the registrant’s common stock, $.01 par value, outstanding as of May 16, 2016.

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

In this Annual Report on Form 10-K, unless otherwise indicated, “MVC Capital,” “we,” “us,” “our” or the “Company” refer to MVC Capital, Inc. and its wholly-owned subsidiaries, MVC Financial Services, Inc., MVC Turf, LLC and MVC Cayman, and “TTG Advisers” or the “Adviser” refers to The Tokarz Group Advisers LLC.

ITEM 1.                  BUSINESS

GENERAL

MVC Capital, Inc. is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”).  MVC Capital provides equity and debt investment capital to fund growth, acquisitions and recapitalizations of small and middle-market companies in a variety of industries primarily located in the United States. Our investments can take the form of senior and subordinated loans, common and preferred stock and warrants or rights to acquire equity interests, or convertible securities, among other instruments. Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MVC.” Beginning November 1, 2006, the Company has been externally managed by The Tokarz Group Advisers LLC (“TTG Advisers”) pursuant to an Amended and Restated Investment Advisory and Management Agreement (the “Advisory Agreement”).  Our Board of Directors, including all of the directors who are not “interested persons” (as defined under the 1940 Act) of the Company (the “Independent Directors”), last approved the renewal of the Advisory Agreement at their in-person meeting held on October 29, 2015.

Fiscal year 2015 represented a year in which we continued the transition to our yielding strategy while allocating capital into new opportunities and supporting our existing portfolio companies.  The Company made eight new investments: RX Innovations, Inc. (“RX”) ($10.3 million), Agri-Carriers Group, Inc. (“Agri-Carriers”) ($11.8 million), Legal Solutions Holdings, Inc. (“Legal Solutions”) ($8.7 million), The Results Companies, LLC (“Results Companies”) ($9.0 million), Vestal Manufacturing Enterprises, Inc. (“Vestal”) ($6.5 million), Thunderdome Restaurants, LLC (“Thunderdome”) ($2.0 million), Initials, Inc. (“Initials”) ($4.8 million) and United States Technologies, Inc. (“U.S. Technologies”) ($5.0 million) and made 5 follow-on investments in the following 4 existing portfolio companies: Biovation Acquisition Company (“BAC”), Centile Holdings B.V. (“Centile”), Biogenic Reagents (“Biogenic”), and MVC Automotive Group B.V. (“MVC Automotive”).  The total capital committed in fiscal year 2015 was $62.4 million compared to $105.8 million and $95.7 million in fiscal years 2014 and 2013, respectively.

During fiscal year 2014 four new investments were made in: G3K Displays, Inc. (“G3K”) ($6.0 million), Inland Environmental & Remediation LP (“Inland”) ($15.0 million), Equus Total Return, Inc. (“Equus”) ($4.4 million) and Custom Alloy Corporation (“Custom Alloy”) ($23.0 million) and made 20 follow-on investments in the following 13 existing portfolio companies: Security Holdings B.V. (“Security Holdings”), Centile, Biogenic, MVC Automotive, RuMe, Inc. (“RuMe”), Morey’s Seafood International LLC (“Morey’s”), Equus, U.S. Gas & Electric, Inc. (“U.S. Gas”), Ohio Medical Corporation (“Ohio Medical”), Inland, U.S. Spray Drying Holding Company (“SCSD”), Biovation Holdings, Inc. (“Biovation”) and the MVC Private Equity Fund L.P. (“MVC PE Fund”).

During fiscal year 2013 six new investments were made in: Summit Research Labs, Inc. (“Summit”) ($22.0 million), SCSD ($5.5 million), Prepaid Legal Services, Inc. (“Prepaid Legal”) ($9.9 million), Advantage Insurance Holdings LTD (“Advantage”) ($7.5 million), Morey’s ($8.0 million) and Biogenic ($9.5 million) and nine follow-on investments were made in the following five existing portfolio companies: MVC PE Fund, JSC Tekers Holdings (“JSC Tekers”), Biovation, Ohio Medical and MVC Automotive.

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

Our portfolio company investments currently consist of common and preferred stock, other forms of equity interests and warrants or rights to acquire equity interests, senior and subordinated loans and convertible securities. At October 31, 2015, the value of our investments in portfolio companies was approximately $400.9 million and our total assets were approximately $516.8 million compared to the value of investments in portfolio companies of approximately $447.6 million and gross assets of approximately $577.7 million at October 31, 2014.

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

On July 16, 2004, the Company formed a wholly-owned subsidiary, MVC Financial Services, Inc. (“MVCFS”). MVCFS is incorporated in Delaware and its principal purpose is to provide advisory, administrative and other services to the Company and its portfolio companies.  The Company does not hold MVCFS for investment purposes. The results of MVCFS are consolidated into the Company and all inter-company accounts have been eliminated in consolidation.  On October 14, 2011, the Company formed a wholly-owned subsidiary, MVC Cayman, an exempted company incorporated in the Cayman Islands, to hold certain of its investments.  The results of MVC Cayman are also consolidated into the Company. During the fiscal year ended October 31, 2012 and thereafter, MVC Partners, LLC (“MVC Partners”) was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  The consolidation of MVC Partners has not had any material effect on the financial position or net results of operations of the Company.  During fiscal year ended October 31, 2014, MVC Turf, LLC (“MVC Turf”) was consolidated with the Company as MVC Turf is an MVC wholly-owned holding company.  The consolidation of MVC Turf has not had any material effect on the financial position or net results of operations of the Company.  Of the $7.8 million in cash on the Company’s Consolidated Balance Sheets as of October 31, 2015, approximately $360,000 was held by MVC Turf, an MVC wholly-owned holding company, and approximately $359,000 held by MVCFS.  Also, as of October 31, 2015, approximately $1.0 million was held by MVC Cayman.

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

Substantially all amounts not invested in securities of portfolio companies are invested in short-term, highly liquid money market investments, U.S. Government issued securities, or held in cash in interest bearing accounts. As of October 31, 2015, the Company’s investments in short-term securities, U.S. Government issued securities and cash and cash equivalents were valued at $106.5 million. Of that amount, approximately $5.5 million was restricted cash equivalents, which was related to the Company’s agreement to collateralize a letter of credit being used as collateral for a project guarantee for Security Holdings of approximately $5.5 million and approximately $1.0 million was restricted cash related to Inland’s working capital line of credit.

CORPORATE HISTORY AND OFFICES

The Company was organized on December 2, 1999. Prior to July 2004, our name was meVC Draper Fisher Jurvetson Fund I, Inc. On March 31, 2000, the Company raised $330.0 million in an initial public offering whereupon it commenced operations as a closed-end investment company. On December 4, 2002, the Company announced it had begun doing business under the name MVC Capital.

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

Mr. Tokarz and his team managed the Company under an internal structure through October 31, 2006. On September 7, 2006, the shareholders of the Company approved the Advisory Agreement (with over 92% of the votes cast on the agreement voting in its favor) that provided for the Company to be externally managed by TTG Advisers. The agreement took effect on November 1, 2006. TTG Advisers is a registered investment adviser that is controlled by Mr. Tokarz. All of the individuals (including the Company’s investment professionals) that had been previously employed by the Company as of the fiscal year ended October 31, 2006 became employees of TTG Advisers.  The Company’s investment approach and selection process has remained the same under the externalized management structure.  Our Board of Directors, including all of the Independent Directors, last approved a renewal of the Advisory Agreement at their in-person meeting held on October 29, 2015.

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

Our Investment Strategy

On November 6, 2003, Mr. Tokarz assumed his current positions as Chairman and Portfolio Manager.  We seek to implement our investment objective (i.e., to maximize total return from capital appreciation and/or income) through making a broad range of private investments in a variety of industries. The investments can include common and preferred stock, other forms of equity interests and warrants or rights to acquire equity interests, senior and subordinated loans, or convertible securities. During the fiscal year ended October 31, 2015, the Company made eight new investments and 5 follow-on investments in 4 existing portfolio companies, committing a total of $62.4 million of capital to these investments.

Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of October 31, 2015, 1.1% of our assets consisted of investments made by the Company’s former management team pursuant to the prior investment objective (the “Legacy Investments”). We are, however, managing these Legacy Investments to try and realize maximum returns. At October 31, 2015, the fair value of portfolio investments of the Legacy Investments was $5.6 million.  We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

Our new portfolio investments are made pursuant to our current objective and strategy. We are concentrating our investment efforts on small and middle-market companies that, in our view, provide opportunities to maximize total return from capital appreciation and/or income, though our current focus is more on yield generating investments. Under our investment approach, we have the authority to invest, without limit, in any one company, subject to any diversification limits that may be required in order for us to continue to qualify as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).  Presently due to our asset growth and composition, compliance with the RIC requirements limits our ability to make additional investments that represent more than 5% of our total assets or more than 10% of the outstanding voting securities of an issuer (“Non-Diversified Investments”).

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

We may also seek to achieve our investment objective by establishing a subsidiary or subsidiaries that would serve as general partner to a private equity or other investment fund(s).  Furthermore, the Board of Directors authorized the establishment of the MVC Private Equity Fund, L.P. (“PE Fund”), for which an indirect wholly-owned subsidiary, MVC GP II, LLC (“MVC GP II”), of the Company serves as the GP.  On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund.  The PE Fund closed on approximately $104 million of capital commitments.  As of October 31, 2015, $14.6 million of the Company’s commitment has been contributed.  The Company’s Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company’s ability to make Non-Diversified Investments through the PE Fund. As previously disclosed, the Company is restricted in its ability to make Non-Diversified Investments.  For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25% of all management fees and other fees paid by the PE Fund and its portfolio companies and up to 30% of the carried interest generated by the PE Fund.  Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund.  In exchange for providing those services, and pursuant to the Board of Directors’ authorization and direction, TTG Advisers is entitled to receive the balance of the fees and any carried interest generated by the PE Fund and its portfolio companies.  Given this separate arrangement with the GP and the PE Fund, under the terms of the Company’s Advisory Agreement with TTG Advisers, TTG Advisers is not entitled to receive from the Company a management fee or an incentive fee on assets of the Company that are invested in the PE Fund.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  Previously, MVC Partners was presented as a portfolio company on the Consolidated Schedule of Investments.  The consolidation of MVC Partners has not had any material effect on the financial position or net results of operations of the Company.  Please see Note 2 of our consolidated financial statements “Consolidation” for more information.

As a result of the closing of the PE Fund, consistent with the Board-approved policy concerning the allocation of investment opportunities, the PE Fund received a priority allocation of all private equity investments that would otherwise be Non-Diversified Investments for the Company during the PE Fund’s investment period, which ended on October 28, 2014.  Additional capital may be called for follow-on investments in existing portfolio companies of the PE Fund or to pay operating expenses of the PE Fund.  For further discussion of this allocation policy, please see “Our Investment Strategy — Allocation of Investment Opportunities” below.

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

As of October 31, 2015 and October 31, 2014, the fair value/market value of the invested portion (excluding cash, escrow receivables and U.S. Treasury obligations) of our net assets as a percentage consisted of the following:

	Fair Value as a Percentage of Our Net Assets
Type of Investment	As of October 31, 2015	As of October 31, 2014

Senior/Subordinated Loans and Credit facilities	47.09%	37.55%
Common Stock	5.30%	9.98%
Warrants	0.56%	0.21%
Preferred Stock	50.68%	46.66%
Guarantees	(0.01)%	(0.02)%
Common Equity Interest	23.69%	28.67%
LP Interest of the PE Fund	7.46%	5.81%
GP Interest of the PE Fund	0.19%	0.14%
LLC Interest	1.36%	1.16%

Substantially, all amounts not invested in securities of portfolio companies are invested in short-term, highly liquid money market investments, U.S. Government issued securities, or held in cash in an interest bearing account. As of October 31, 2015, these investments were valued at approximately $106.5 million or 36.2% of net assets.

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

•                                          Investment banks;

•                                          Industry executives;

•                                          Business brokers;

•                                          Merger and acquisition advisors;

•                                          Financial services companies; and

•                                          Banks, law firms and accountants.

Allocation of Investment Opportunities.  In allocating investment opportunities, TTG Advisers adheres to the following policy, which was approved by the Board of Directors: TTG Advisers will give the Company priority with respect to all investment opportunities in (i) mezzanine and debt securities and (ii) equity or other “non-debt” investments that are (a) expected to be equal to or less than the lesser of 10% of the Company’s net assets or $25.0 million, and (b) issued by U.S. companies with less than $150.0 million in revenues during the prior twelve months (“MVC Targeted Investments”).  The PE Fund received a priority allocation of all the new equity investments (i.e., not follow-on investments in existing MVC portfolio companies) that would otherwise be Non-Diversified Investments for the Company, which will terminate on the deployment of 80% of the committed capital of the PE Fund.  The investment period related to the PE Fund has ended.  Additional capital may be called for follow-on investments in existing portfolio companies of the PE Fund or to pay operating expenses of the PE Fund.  In addition, pursuant to a shared services arrangement with PPC Enterprises LLC (“PPC”), a registered investment adviser (of which Mr. Tokarz is a co-founder and investment team member) that provides advisory services to Series A of Public Pension Capital, LLC (the “PPC Fund”), a private equity fund, Firm personnel may refer to PPC and the PPC Fund any investment that is not: (i) an MVC Targeted Investment; and (ii) in a company that, at the time of acquisition, has EBITA in excess of $25 million or is expected to require, either at such time or over time, in excess of $25 million in aggregate equity capital (i.e., an investment that is outside of the PE Fund’s investment focus pursuant to its governing documents).

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

•                  Investment professionals are authorized to commence due diligence;

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

OPERATING EXPENSES

During the fiscal year ended October 31, 2015, the Company bore the costs relating to the Company’s operations, including fees and expenses of the Independent Directors; fees of unaffiliated transfer agents, registrars and disbursing agents; legal and accounting expenses; costs of printing and mailing proxy materials and reports to shareholders; NYSE fees; management fee; incentive fee, if applicable; travel and due diligence costs related to investments; custodian fees and other extraordinary or nonrecurring expenses and other expenses properly payable by the Company.  It should be noted that the Company and TTG Advisers had entered into an agreement pursuant to which TTG Advisers would absorb or reimburse operating expenses of the Company to the extent necessary to limit the Company’s expense ratio to 3.5% in each of the 2009 and 2010 fiscal years (the consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation, payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund and extraordinary expenses taken as a percentage of the Company’s average net assets).  On various dates, TTG Advisers and the Company entered into annual agreements to extend the expense cap of 3.5% to the 2011, 2012, 2013, 2014 and 2015 fiscal years (“Expense Limitation Agreement”).  The Company and the Adviser also agreed in 2015 to modify the methodology so that the cap is applied to limit the Company’s ratio of expenses to total assets less cash (the “Modified Methodology”), consistent with the asset level used to calculate the base management fee. (The expenses covered by the cap remain unchanged.)  The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2010 through 2015, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  As of October 31, 2015, the Company did not have an investment in an exchange-traded fund.  On October 29, 2015, the Board approved the renewal of the Advisory Agreement for the 2016 fiscal year. Further, the Adviser agreed to waive a portion of the base management fee so that it is reduced to 1.50% for fiscal year 2016. In addition, the Adviser agreed to waive $1 million of any incentive fee on capital gains if and when payable to the Adviser under the Advisory Agreement. Please see Note 17 to our consolidated financial statements “Subsequent Events” for more information. Furthermore, the Company and the Adviser agreed to reduce the expense cap for fiscal 2016 to 3.25% under the Modified Methodology.

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

Pursuant to our Valuation Procedures, the Valuation Committee (which is comprised of three Independent Directors) determines fair values of portfolio company investments on a quarterly basis (or more frequently, if deemed appropriate under the circumstances). In doing so, the Committee considers the recommendations of TTG Advisers.  The Committee also considers input and reviews by third party consultants retained to support the Company’s valuation process. The Company has also adopted other enhanced processes related to valuations of controlled/affiliated portfolio companies. Any changes in valuation are recorded in the consolidated statements of operations as “Net unrealized appreciation (depreciation) on investments.”

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

At October 31, 2015, approximately 76.08% of total assets represented investments in portfolio companies recorded at fair value (“Fair Value Investments”).

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

The fair value of our portfolio securities is inherently subjective. Because of the inherent uncertainty of fair valuation of portfolio securities and escrow receivables that do not have readily ascertainable market values, our estimate of fair value may significantly differ from the value that would have been used had a ready market existed for the securities. Such values also do not reflect brokers’ fees or other selling costs, which might become payable on disposition of such investments.

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

Our investments are carried at fair value in accordance with ASC 820. Unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of the Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction.  At October 31, 2015, we did not own restricted or unrestricted securities of any publicly traded company in which we have a majority-owned interest, but did own one security in which we have a minority-owned interest.

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

When the Company receives nominal cost warrants or free equity securities (“nominal cost equity”) with a debt security, the Company typically allocates its cost basis in the investment between debt securities and nominal cost equity at the time of origination.  If the Company is not reimbursed for investment or transaction related costs at the time an investment is made, the Company typically capitalizes those costs to the cost basis of the investment.

Interest income, adjusted for amortization of premium and accretion of discount on a yield to maturity methodology, is recorded on an accrual basis to the extent that such amounts are expected to be collected.  Origination and/or closing fees associated with investments in portfolio companies are accreted into income over the respective terms of the applicable loans.  Upon the prepayment of a loan or debt security, any unamortized original issue discount or market discount is recorded as a realized gain. Prepayment premiums are recorded on loans when received as interest income.  Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that the Company expects to collect such amounts.

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

Santander Bank N.A. and Wintrust Bank also serve as custodians for certain assets of the Company. The principal business office of Santander Bank N.A. is 75 State Street, Boston, Massachusetts 02109 and the principal business office of Wintrust Bank is 9700 W. Higgins Road, Suite 800, Rosemont, Illinois 60018.

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

(ii)                                 is not an investment company (other than a small business investment company wholly-owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(iii)                               satisfies one of the following:

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

(2)                                Securities of any eligible portfolio company that we control.

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

At October 31, 2015, approximately 76.08% of our total assets represented portfolio investments recorded at fair value.

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

We have identified a material weakness in our internal control over financial reporting related to the valuation of certain portfolio companies and, as a result of such weakness, our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of October 31, 2014. This contributed to a delay in the filing of our Annual Report on Form 10-K for the fiscal year ended October 31, 2014 and, as a result, this Form 10-K for the fiscal year ended October 31, 2015, as well as the restatement of our previously issued quarterly and annual financial statements for the fiscal year ended October 31, 2013. For further information regarding this matter and the related material weakness, please refer to Item 9A. Controls and Procedures.

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

Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital

We did not file this Annual Report on Form 10-K within the timeframe required by the SEC.  Because we have not remained current in our reporting requirements with the SEC, we are limited in our ability to access the public markets to raise debt or equity capital. Our limited ability to access the public markets could prevent us from pursuing transactions or implementing business strategies that we might otherwise believe are beneficial to our business.

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

Depending on market conditions, we could incur substantial realized losses and suffer unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.  In addition, the global financial markets have not fully recovered from the global financial crisis and the economic factors that gave rise to the crisis.  The continuation of current global market conditions, uncertainty or further deterioration, including the economic instability in Europe, could result in further declines in the market values of the Company’s investments.  Such declines could also lead to diminished investment opportunities for the Company, prevent the Company from successfully executing its investment strategies or require the Company to dispose of investments at a loss while such adverse market conditions prevail.

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

On October 31, 2015, the Company did not have a net capital loss carryforward. The Company had approximately $18.2 million in unrealized losses associated with Legacy Investments as of October 31, 2015.  If we experience an aggregate 50% shift in the ownership of our common stock from shareholder transactions over a three year period (e.g., if a shareholder acquires 5% or more of our outstanding shares of common stock, or if a shareholder who owns 5% or more of our outstanding shares of common stock significantly increases or decreases its investment in the Company), our ability to utilize our capital loss carryforwards to offset future capital gains may be severely limited.  Further, in the event that we are deemed to have failed to meet the requirements to qualify as a RIC, our ability to use our capital loss carryforwards could be adversely affected.  The Regulated Investment Company Modernization Act of 2010, which was enacted on December 22, 2010, changed various technical rules governing the tax treatment of regulated investment companies, including the treatment of capital loss carryforwards.  Please see Note 12 of our consolidated financial statements “Tax Matters” for more information.

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

•                  Changes in interest rates; or

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

As of October 31, 2015, we had $90 million in borrowings under our short-term credit facility, Credit Facility II (as defined below), due on May 31, 2016.  Further, we have approximately $114.4 million in aggregate principal amount of Senior Notes (as defined below), due on January 15, 2023, and an approximately $8.0 million Bridge loan outstanding (as defined below), due on December 31, 2015.  See Note 17 Subsequent Events for additional information.  We are also contemplating accessing additional debt through another credit facility.  Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.  The amount of leverage that we employ at any particular time will depend on our management’s and our Board of Director’s assessments of market and other factors at the time of any proposed borrowing.  The Senior Notes and Credit Facility II impose certain financial and operating covenants that may restrict a portion of our business activities, including limitations that could hinder our ability to obtain additional financings and in some cases, to increase our dividends.  Any additional facility we access could also impose additional covenants that could restrict our business activities.  A failure to add new or replacement debt facilities or issue additional debt securities or other evidences of indebtedness could have an adverse effect on our business, financial condition or results of operations.

Changes in interest rates may affect our cost of capital and net operating income and our ability to obtain additional financing.

Because we have borrowed and may continue to borrow money to make investments, our net investment income before net realized and unrealized gains or losses, or net investment income, may be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates would not have a material adverse effect on our net investment income.  Because of the generally fixed-rate nature of our debt investments and our borrowings, a hypothetical 1% increase or 1% decrease in interest rates is not expected to have a determinable (or easily predictable) material impact on the Company’s net investment income.  In periods of declining interest rates, we may have difficulty investing our borrowed capital into investments that offer an appropriate return. In periods of sharply rising interest rates, our cost of funds would increase, which could reduce our net investment income. We may use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. We may utilize our short-term credit facilities as a means to bridge to long-term financing. Our long-term fixed-rate investments are financed primarily with equity and long-term fixed-rate debt.  We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.  Additionally, we cannot assure you that financing will be available on acceptable terms, if at all.  Recent turmoil in the credit markets has greatly reduced the availability of debt financing.  Deterioration in the credit markets, which could delay our ability to sell certain of our loan investments in a timely manner, could also negatively impact our cash flows.

A portion of our existing investment portfolio was not selected by the investment team of TTG Advisers.

As of October 31, 2015, 1.1% of the Company’s assets were represented by Legacy Investments.  These investments were made pursuant to the Company’s prior investment objective of seeking long-term capital appreciation from venture capital investments in information technology companies. Generally, a cash return may not be received on these investments until a “liquidity event,” i.e., a sale, public offering or merger, occurs. Until then, these Legacy Investments remain in the Company’s portfolio. The Company is managing them to seek to realize maximum returns.

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

Our investment portfolio generally consists of loans to, and investments in, private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and, accordingly, should be considered speculative. There is generally very little publicly available information about the companies in which we invest, and we rely significantly on the due diligence of the members of the investment team to obtain information in connection with our investment decisions.  It is thus difficult, and often impossible, to protect the Company from the risk of fraud, misrepresentation or poor judgment by these companies.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of portfolio companies in a limited number of industries.  As of October 31, 2015, the fair value of our largest investment, U.S. Gas & Electric, Inc. (“U.S. Gas”), comprised 32.1% of our net assets.  Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may continue to be significantly represented among our investments.  To the extent that we have large positions in the securities of a small number of portfolio companies, we are subject to an increased risk of significant loss should the performance or financial condition of these portfolio companies or their respective industries deteriorate.  We may also be more susceptible to any single economic or regulatory occurrence as a result of holding large positions in a small number of portfolio companies.  See the risk factor below regarding the industry in which U.S. Gas operates.

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

ITEM 4.                              MINE SAFETY DOSCLOSURES

Not Applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s shares of common stock began to trade on the NYSE on June 26, 2000, under the symbol “MVC.” The Company had 5,632 shareholders on February 9, 2016.

The following table reflects, for the periods indicated, the high and low closing prices per share of the Company’s common stock on the NYSE, by quarter.

	QUARTER ENDED	HIGH	LOW
FISCAL YEAR 2015
	10/31/15	$9.73	$8.02
	07/31/15	$10.36	$9.61
	04/30/15	$10.11	$9.36
	01/31/15	$11.24	$9.48
FISCAL YEAR 2014
	10/31/14	$12.72	$10.71
	07/31/14	$13.11	$12.14
	04/30/14	$14.73	$12.94
	01/31/14	$14.52	$13.24

PERFORMANCE GRAPH

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Index for the fiscal years 2011 through 2015.  The graph assumes that, on October 31, 2010, a person invested $10,000 in each of our common stock, the S&P 500 Stock Index, and the Russell 2000 Financial Index.  The graph measures total shareholder return, which takes into account both changes in stock price and dividends.  It assumes that dividends paid are reinvested in additional shares of our common stock.  Past performance is no guarantee of future results.

Shareholder Return Performance Graph
Five-Year Cumulative Total Return1

(Through October 31, 2015)

1 Total Return includes reinvestment of dividends through October 31, 2015.  Past performance is no guarantee of future results.

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

For the Quarter Ended October 31, 2015

On October 16, 2015, the Company’s Board of Directors declared a dividend of $0.135 per share.  The dividend was paid on October 30, 2015 to shareholders of record on October 26, 2015 and amounted to $3,064,881.

During the quarter ended October 31, 2015, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 7,140 shares of our common stock at an average price of $8.33, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

The Company designated 0% of dividends declared and paid during the fiscal year ended October 31, 2015 from net operating income as qualified dividend income under the Jobs Growth and Tax Relief Reconciliation Act of 2003.

Corporate shareholders may be eligible for a dividend received deduction for certain ordinary income distributions paid by the Company. The Company designated 0% of dividends declared and paid during the fiscal year ended October 31, 2015 from net operating income as qualifying for the dividends received deduction.  The information necessary to prepare and complete shareholder’s tax returns for the 2015 calendar year will be reported separately on form 1099-DIV, if applicable, in February 2016.

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

PURCHASES OF COMMON STOCK

In fiscal 2015, as part of the Plan, we directed the Plan Agent to purchase a total of 24,783 shares of our common stock for an aggregate amount of approximately $233,465 in the open market in order to satisfy the reinvestment portion of our dividends.  The following chart outlines purchases of our common stock during fiscal 2015.

	Total Number of Shares	Average Price paid Per Share
Quarter Ended	Purchased	Including Commission

10/31/2015	7,140	$8.33
7/31/2015	6,141	$9.55
4/30/2015	5,855	$9.92
1/31/2015	5,647	$10.14

SHARE REPURCHASE PROGRAM

On April 3, 2013 the Company’s Board of Directors authorized an expanded share repurchase program to opportunistically buy back shares in the market in an effort to narrow the market discount of its shares.  The previously authorized $5 million limit has been eliminated.

Under the repurchase program, shares may be repurchased from time to time at prevailing market prices. The repurchase program does not obligate the Company to acquire any specific number of shares and may be discontinued at any time.  The following table represents purchases made under our stock repurchase program for the fiscal years ended October 31, 2013 and October 31, 2014.  There were no repurchases made during the fiscal year ended October 31, 2015.

			Total Number of Shares
		Average Price Paid per	Purchased as Part of	Approximate Dollar Value
	Total Number of Shares	Share including	Publicly Announced	of Shares Purchased Under
Period *	Purchased	commission	Program	the Program
For the Year Ended October 31, 2013	1,299,294	$12.83	1,299,294	$16,673,207
For the Year Ended October 31, 2014	310,706	$13.24	1,610,000	$4,114,967
Total	1,610,000	$12.91	1,610,000	$20,788,174

*Disclosure covering repurchases made on a monthly basis is available on the Company’s website at http://www.mvccapital.com

ITEM 6.        SELECTED CONSOLIDATED FINANCIAL DATA

Financial information for the fiscal years ended October 31, 2015, 2014, 2013, 2012 and 2011 are derived from the consolidated financial statements.  Fiscal years 2011 through 2014 have been audited by Ernst & Young LLP, the Company’s predecessor independent registered public accounting firm, and fiscal year 2015 has been audited by Grant Thornton LLP, the Company’s successor independent registered public accounting firm.  Quarterly financial information is derived from unaudited financial data, but in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments), which are necessary to present fairly the results for such interim periods.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

Selected Consolidated Financial Data

	Year Ended October 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)

Operating Data:
Interest and related portfolio income:
Interest and dividend income	$20,402	$15,311	$19,621	$25,205	$11,450
Fee income	2,048	1,562	2,853	1,940	2,784
Fee income - asset management	1,249	1,910	1,795	2,300	396
Other income	—	1,033	493	442	1,341

Total operating income	23,699	19,816	24,762	29,887	15,971

Expenses:
Management fee	7,845	8,681	7,833	8,588	8,845
Portfolio fees - asset management	767	986	418	968	—
Management fee - asset management	160	354	929	757	297
Administrative	5,305	3,672	3,712	3,573	4,320
Interest and other borrowing costs	10,230	9,442	6,724	3,367	3,082
Net Incentive compensation (Note 5)	(9,757)	(4,750)	3,828	(5,937)	1,948

Total operating expenses	14,550	18,385	23,444	11,316	18,492

Total waiver by adviser	(150)	(150)	(150)	(2,554)	(251)
Total net operating expenses	14,400	18,235	23,294	8,762	18,241

Net operating income (loss) before taxes	9,299	1,581	1,468	21,125	(2,270)

Tax expense	2	2	4	4	14
Net operating income (loss)	9,297	1,579	1,464	21,121	(2,284)

Net realized and unrealized (loss) gain:
Net realized gain (loss) on investments	3,700	16,520	43,665	(20,518)	(26,422)
Net unrealized (depreciation) appreciation on investments	(50,557)	(37,941)	(25,860)	(22,257)	35,677
Net realized and unrealized (loss) gain on investments	(46,857)	(21,421)	17,805	(42,775)	9,255

Net (decrease) increase in net assets resulting from operations	$(37,560)	$(19,842)	$19,269	$(21,654)	$6,971

Per Share:
Net (decrease) increase in net assets per share resulting from operations	$(1.66)	$(0.88)	$0.82	$(0.90)	$0.30
Dividends per share	$0.540	$0.540	$0.540	$0.495	$0.480
Balance Sheet Data:
Portfolio at value	$400,876	$447,630	$417,921	$404,171	$452,215
Portfolio at cost	443,717	439,970	371,932	332,432	358,219
Total assets	516,842	577,713	564,450	456,431	497,107
Shareholders’ equity	294,076	343,903	376,086	386,016	419,510
Shareholders’ equity per share (net asset value)	$12.95	$15.15	$16.63	$16.14	$17.54
Common shares outstanding at period end	22,703	22,703	22,618	23,917	23,917
Other Data:
Number of Investments funded in period	13	24	15	11	13
Investments funded ($) in period	$62,591	$103,671	$95,701	$11,300	$43,235
Repayment/sales in period	65,247	62,508	103,069	19,950	60,157
Net investment activity in period	(2,656)	41,163	(7,368)	(8,650)	(16,922)

	2015				2014				2013
	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):

Total operating income	6,046	7,524	5,273	4,856	4,325	5,016	5,862	4,613	4,469	7,245	6,663	6,386
Management fee	1,900	1,899	2,066	1,980	2,121	2,144	2,227	2,189	2,109	1,986	1,758	1,979
Portfolio fees - asset management	187	189	187	204	386	153	341	106	105	103	103	106
Management fee - asset management	85	77	(18)	16	(126)	17	231	232	233	232	232	232
Administrative	1,685	1,136	1,325	1,159	942	1,095	727	908	1,024	897	902	890
Interest, fees and other borrowing costs	2,532	2,627	2,616	2,455	2,355	2,426	2,406	2,255	2,254	2,115	1,418	937
Net Incentive compensation	(771)	(3,404)	(3,462)	(2,120)	(2,339)	568	(3,414)	435	2,248	3,674	794	(2,888)
Total waiver by adviser	(37)	(38)	(37)	(38)	(37)	(38)	(37)	(38)	(37)	(38)	(37)	(38)
Tax expense	—	1	1	—	—	1	—	1	1	1	1	1
Net operating income (loss) before net realized and unrealized gains	465	5,037	2,595	1,200	1,023	(1,350)	3,381	(1,475)	(3,468)	(1,725)	1,492	5,167
Net (decrease) increase in net assets resulting from operations	(2,045)	(13,959)	(11,813)	(9,743)	(10,614)	1,738	(12,651)	1,685	4,319	17,081	7,143	(9,273)
Net (decrease) increase in net assets resulting from operations per share	(0.10)	(0.61)	(0.52)	(0.43)	(0.46)	0.07	(0.57)	0.08	0.16	0.74	0.30	(0.38)
Net asset value per share	12.95	13.18	13.93	14.58	15.15	15.75	15.89	16.57	16.63	16.57	15.84	15.62

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

The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests and other private equity transactions, among other investments. During the fiscal year ended October 31, 2014, the Company made four new investments and made 20 follow-on investments in 13 existing portfolio companies committing a total of approximately $105.8 million of capital to these investments. During the fiscal year ended October 31, 2015, the Company made eight new investments and made 5 follow-on investments in 4 existing portfolio companies committing a total of approximately $62.4 million of capital to these investments.

Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of October 31, 2015, 1.1% of the current fair value of our assets consisted of Legacy Investments. We are, however, managing these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

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

We may also seek to achieve our investment objective by establishing a subsidiary or subsidiaries that would serve as general partner to a private equity or other investment fund(s).  In fact, during fiscal year 2006, we established MVC Partners for this purpose.  Furthermore, the Board of Directors authorized the establishment of a PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as the GP and which may raise up to $250 million.  On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund.  The PE Fund closed on approximately $104 million of capital commitments.  The Company’s Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company’s ability to make Non-Diversified Investments through the PE Fund. As previously disclosed, the Company is restricted in its ability to make Non-Diversified Investments.  For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25% of all management fees and other fees paid by the PE Fund and its portfolio companies and up to 30% of the carried interest generated by the PE Fund.  Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund.  In exchange for providing those services, and pursuant to the Board of Directors’ authorization and direction, TTG Advisers is entitled to receive the balance of the fees and any carried interest generated by the PE Fund and its portfolio companies.  Given this separate arrangement with the GP and the PE Fund, under the terms of the Company’s Advisory Agreement with TTG Advisers, TTG Advisers is not entitled to receive from the Company a management fee or an incentive fee on assets of the Company that are invested in the PE Fund. During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  Previously, MVC Partners was presented as a portfolio company on the Schedule of Investments.  The consolidation of MVC Partners has not had any material effect on the financial position or net results of operations of the Company.  Also, during fiscal year ended October 31, 2014, MVC Turf, LLC (“MVC Turf”) was consolidated with the Company as MVC Turf is an MVC wholly-owned holding company.  The consolidation of MVC Turf has not had any material effect on the financial position or net results of operations of the Company.  Please see Note 2 of our consolidated financial statements “Consolidation” for more information.

As a result of the closing of the PE Fund, consistent with the Board-approved policy concerning the allocation of investment opportunities, the PE Fund received a priority allocation of all private equity investments that would otherwise be Non-Diversified Investments for the Company during the PE Fund’s investment period that ended on October 28, 2014.  Additional capital may be called for follow-on investments in existing portfolio companies of the PE Fund or to pay operating expenses of the PE Fund. For a further discussion of this allocation policy, please see “Our Investment Strategy — Allocation of Investment Opportunities” above.

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

OPERATING INCOME

For the Fiscal Years Ended October 31, 2015, 2014 and 2013. Total operating income was $23.7 million for the fiscal year ended October 31, 2015 and $19.8 million for the fiscal year ended October 31, 2014, an increase of $3.9 million.  Fiscal year 2014 operating income decreased by approximately $5.0 million compared to Fiscal year 2013 operating income of $24.8 million.

For the Fiscal Year Ended October 31, 2015

Total operating income was $23.7 million for the fiscal year ended October 31, 2015. The increase in operating income over the same period last year was primarily due to an increase in interest earned on loans partially offset by a decrease in fee income from asset management and other income.  The main component of operating income for the fiscal year ended October 31, 2015 was interest earned on loans.  The Company earned approximately $20.4 million in interest and dividend income from investments in portfolio companies.  Of the $20.4 million recorded in interest/dividend income, approximately $5.2 million was “payment in kind”/deferred interest.  The “payment in kind”/deferred interest is computed at the contractual rate specified in each investment agreement and may be added to the principal balance of each investment. The Company’s debt investments yielded annualized rates from 9.75% to 16.0%.  The Company also received fee income from asset management of the PE Fund and its portfolio companies totaling approximately $1.3 million and fee income from the Company’s portfolio companies of approximately $2.0 million, totaling approximately $3.3 million.  Of the $1.3 million of fee income from asset management activities, 75% of the income is obligated to be paid to TTG Advisers.  However, under the PE Fund’s agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

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

OPERATING EXPENSES

For the Fiscal Years Ended October 31, 2015, 2014 and 2013.  Net Operating expenses were $14.4 million for the fiscal year ended October 31, 2015 and $18.2 million for the fiscal year ended October 31, 2014, a decrease of $3.8 million.  Fiscal year 2014 operating expenses decreased by approximately $5.1 million compared to Fiscal year 2013 operating expenses of $23.3 million.

For the Fiscal Year Ended October 31, 2015

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $14.4 million or 4.54% of the Company’s average net assets for the fiscal year ended October 31, 2015.  Significant components of operating expenses for the fiscal year ended October 31, 2015 were interest and other borrowing costs of approximately $10.2 million and management fee expense paid by the Company of approximately $7.8 million.

The approximately $3.8 million decrease in the Company’s net operating expenses for the fiscal year ended October 31, 2015 compared to the same period in 2014, was primarily due to the approximately $5.0 million decrease in the estimated provision for incentive compensation expense and approximately $836,000 decrease in management fees, which was partially offset by an increase in interest and other borrowing costs of approximately $788,000 and an increase in audit and tax preparation fees, which was due to the fiscal year 2014 restatements and related expenses, totaling $836,000.  The portfolio fees - asset management are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  For the 2015 fiscal year, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  TTG Advisers voluntarily agreed that any assets of the Company that were invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  TTG Advisers has voluntarily agreed to waive any management fees on the Company’s assets invested in Equus common stock.  The Company and the Adviser also agreed to continue the expense cap of 3.5% (on consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation, payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund and extraordinary expenses taken as a percentage of the Company’s average net assets) in fiscal year 2015, though they modified the methodology so that the cap limits the Company’s ratio of expenses to total assets less cash (the “Modified Methodology”), consistent with the asset level used to calculate the base management fee. (The expenses covered by the cap remain unchanged.)   Under the Modified Methodology, for the fiscal year ended October 31,

2015, the Company’s expense ratio was 3.21% (taking into account the same carve outs as those applicable to the expense cap).

Pursuant to the terms of the Advisory Agreement, during the fiscal year ended October 31, 2015, the provision for incentive compensation was decreased by a net amount of approximately $9.7 million to approximately $5.0 million.  The net decrease in the provision for incentive compensation during the fiscal year ended October 31, 2015 primarily reflects the Valuation Committee’s determination to decrease the fair values of sixteen of the Company’s portfolio investments (Custom Alloy, NPWT, BAC, SIA Tekers Invest (“Tekers”), PrePaid Legal, Centile, Biovation, Inland, MVC Automotive, Ohio Medical, SGDA Europe, Security Holdings, JSC Tekers, Morey’s, Velocitius and Equus) by a total of approximately $58.2 million.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of five of the Company’s portfolio investments (Turf, RuMe, Biogenic, Advantage Insurance and SCSD) by a total of approximately $4.3 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $4.7 million due to a PIK distribution, which was treated as a return of capital.  For the fiscal year ended October 31, 2015, no incentive compensation fee was paid .  Also, for the fiscal year ended October 31, 2015, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.  Please see Note 5 of our consolidated financial statements “Incentive Compensation” for more information.

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

The approximately $5.1 million decrease in the Company’s net operating expenses for the fiscal year ended October 31, 2014 compared to the fiscal year ended October 31, 2013, was primarily due to the approximately $8.6 million decrease in the estimated provision for incentive compensation expense, which was partially offset by an increase in interest and other borrowing costs of approximately $2.7 million and an increase in the Company’s management fee expense of approximately $849,000.  The portfolio fees - asset management are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  For the 2011 through 2015 fiscal years, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  TTG Advisers voluntarily agreed that any assets of the Company that were invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  TTG Advisers has voluntarily agreed to waive any management fees on the Company’s assets invested in Equus common stock.  The Company and the Adviser agreed to continue the expense cap of 3.5% (on consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation, payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund and extraordinary expenses taken as a percentage of the Company’s average net assets)  into fiscal year 2015, though they reserved the ability to revise the calculation methodology later that year.  For the fiscal year ended October 31, 2014, no incentive compensation fee was paid.  Also, for fiscal year 2013 and fiscal year 2014, the Company’s expense ratio was 3.03% and 3.37%, respectively, (taking into account the same carve outs as those applicable to the expense cap).

Pursuant to the terms of the Advisory Agreement, during the fiscal year ended October 31, 2014, the provision for incentive compensation was decreased by a net amount of approximately $4.7 million to approximately $14.7 million.  The net decrease in the provision for incentive compensation during the fiscal year ended October 31, 2014 primarily reflects the Valuation Committee’s determination to decrease the fair values of eleven of the Company’s portfolio investments (MVC Automotive, G3K, Ohio Medical, NPWT, U.S. Gas, Velocitius, Octagon, Tekers, JSC Tekers, SGDA Europe and Biovation) by a total of approximately $40.7 million.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of twelve of the Company’s portfolio investments (Custom Alloy, Advantage, Biogenic, PrePaid Legal, RuMe, Freshii USA, Inc. (“Freshii”), Centile, Security Holdings, Summit, Morey’s, Turf and Vestal) by a total of approximately $11.5 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $4.0 million due to a PIK distribution, which was treated as a return of capital.  For the fiscal year ended October 31, 2014, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.  Please see Note 5 of our consolidated financial statements “Incentive Compensation” for more information.

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

The approximately $14.5 million increase in the Company’s net operating expenses for the fiscal year ended October 31, 2013 compared to the fiscal year ended October 31, 2012, was primarily due to the approximately $12.1 million increase in the estimated provision for incentive compensation expense, which included the voluntary incentive fee waiver by TTG Advisers during the year ended October 31, 2012 and an approximately $3.4 million increase in interest and other borrowing costs which were partially offset by a decrease of approximately $755,000 in management fee expense related to the Company and a decrease of approximately $500,000 in portfolio management fees related to the PE Fund.  The portfolio fees were payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  For the 2011 through 2014 fiscal years, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  TTG Advisers voluntarily agreed that any assets of the Company that were invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  For fiscal year 2012 and fiscal year 2013, the Company’s expense ratio was 2.95% and 3.03%, respectively, (taking into account the same carve outs as those applicable to the expense cap).  The Company and the Adviser agreed to continue the expense cap into fiscal year 2014, though they may determine to revise the present calculation methodology later in the year.

Pursuant to the terms of the Advisory Agreement, during the year ended October 31, 2013, the provision for incentive compensation was increased by a net amount of approximately $3.8 million to approximately $19.5 million.  The net increase in the provision for incentive compensation during the fiscal year ended October 31, 2013 reflects the Valuation Committee’s determination to increase the fair values of ten of the Company’s portfolio investments (Custom Alloy, Octagon Credit Investors, LLC (“Octagon”), Security Holdings, Turf, Vestal, Centile, Biovation, Prepaid Legal, U.S. Gas, and Tekers) by a total of approximately $43.9 million and the difference between the amount received from the sale of Summit and Summit’s carrying value at January 31, 2013, which was an increase of approximately $3.6 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.1 million due to a PIK distribution, which was treated as a return of capital.  The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of nine of the Company’s portfolio investments (MVC Automotive, Ohio Medical, SGDA Europe, NPWT, Freshii, Harmony Health and Beauty, Inc. (“HH&B”), Velocitius, RuMe and JSC Tekers) by a total of approximately $29.1 million and reflects the $84,000 realized gain related to NPWT, the $82,000 realized gain associated with the Vitality escrow and realized gains of approximately $150,000 with the repayments of the loans associated with Prepaid Legal and Teleguam.  For the fiscal year ended October 31, 2013, no incentive compensation fee was paid.  Also, for the fiscal year ended October 31, 2013, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.  Please see Note 5 of our consolidated financial statements “Incentive Compensation” for more information.

REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES

For the Fiscal Years Ended October 31, 2015, 2014 and 2013. Net realized gains for the fiscal year ended October 31, 2015 were $3.7 million and $16.5 million for the fiscal year ended October 31, 2014, a decrease of approximately $12.8 million.  Net realized gains for the fiscal year ended October 31, 2013 were $43.7 million.

For the Year Ended October 31, 2015

Net realized gains for the fiscal year ended October 31, 2015 were approximately $3.7 million.  The main components of the Company’s net realized gain for the fiscal year ended October 31, 2015 was primarily due to the realized gain of approximately $15.0 million on the sale of Vestal common stock which was partially offset by realized losses of $2.2 million on the sale of the Biovation loans when BAC credit purchased the assets of Biovation, $2.7 million on the sale of the common equity interest in Velocitius and $6.7 million on the dissolution of HH&B.

On May 29, 2015, the Company sold its 81,000 shares of common stock in Vestal receiving total proceeds of approximately $17.9 million resulting in a realized gain of approximately $15.0 million.  The total proceeds included a $1.0 million dividend and assumes full receipt of the escrow proceeds.  The $600,000 loan was also repaid in full including all accrued interest.

On October 16, 2015, the Company sold its remaining common equity interest in Velocitius and received zero proceeds resulting in a realized loss of approximately $2.7 million.

On October 30, 2015, the Company realized a loss of $6.7 million with the dissolution of HH&B.

During the fiscal year ended October 31, 2015, the Company also recorded net realized gains of approximately $302,000 with the sale of its short-term investments.

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

UNREALIZED APPRECIATION AND DEPRECIATION ON PORTFOLIO SECURITIES

For the Fiscal Years Ended October 31, 2015, 2014 and 2013. The Company had a net change in unrealized depreciation on portfolio investments of $50.6 million for the fiscal year ended October 31, 2015 and $37.9 million for the fiscal year ended October 31, 2014, an increase of $12.7 million.  The Company had a net change in unrealized depreciation on portfolio investments of $25.9 million for the fiscal year ended October 31, 2013.

For the Fiscal Year Ended October 31, 2015

The Company had a net change in unrealized depreciation on portfolio investments of approximately $50.6 million for the fiscal year ended October 31, 2015.  The change in unrealized depreciation for the fiscal year ended October 31, 2015 primarily resulted from the Valuation Committee’s decision to decrease the fair value of the Company’s investments in: Foliofn, Inc. preferred stock by $297,000, NPWT common stock by $3,000 and preferred stock by $45,000, Tekers common stock by $883,000, PrePaid Legal loan by $100,000, Centile equity interest by $339,000, BAC common stock by approximately $229,000, Biovations loan by approximately $3.4 million, Morey’s second lien loan by approximately $1.9 million, Velocitius B.V. (“Velocitius”) equity interest by $2.8 million, Equus common stock by approximately $2.1 million, JSC Tekers preferred and common stock by a combined $1.1 million, Security Holdings equity interest by $5.3 million, SGDA Europe equity interest by approximately $4.0 million, Custom Alloy second lien loan by approximately $153,000, Ohio Medical series A preferred stock by $17.7 million, MVC Automotive equity interest by $10.9 million, Inland warrant by approximately $700,000 and loan by approximately $6.4 million and the reversal of the unrealized appreciation on the Vestal common stock which resulted in a realized gain of approximately $15.0 million. These changes in unrealized depreciation were partially off-set by the Valuation Committee determination to increase the fair value of the Company’s investments in: Turf loan and guarantee by a total of approximately $25,000, Biogenic warrant and senior convertible note by a total of approximately $802,000, SCSD common stock by $387,000, Advantage preferred stock by approximately $294,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $2.0 million and RuMe series C preferred stock and series B preferred stock by a total of approximately $2.8 million and the reversal of the unrealized depreciation on the Biovation loan, Velocitius equity interest and HH&B which resulted in total realized loss of approximately $11.6 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $4.7 million due to a PIK distribution, which was treated as a return of capital.

For the Fiscal Year Ended October 31, 2014

The Company had a net change in unrealized depreciation on portfolio investments of approximately $37.9 million for the fiscal year ended October 31, 2014.  The change in unrealized depreciation for the fiscal year ended October 31, 2014 primarily resulted from the reclassification from unrealized appreciation to realized gain, caused by the sale of Custom Alloy and Octagon of approximately $14.3 million in total and the Valuation Committee’s decision to decrease the fair value of the Company’s investments in: Foliofn, Inc. preferred stock by approximately $1.1 million, MVC Automotive equity interest by approximately $6.7 million, G3K loan by approximately $5.6 million, NPWT common stock by approximately $9,000 and preferred stock by approximately $160,000, U.S. Gas preferred stock by $9.0 million, Velocitius equity interest by approximately $8.4 million, Ohio Medical series A preferred stock by $800,000, Biovation warrants by $311,000, SGDA Europe equity interest by approximately $2.6 million, Biovation bridge loan by approximately $439,000, Octagon equity interest by approximately $750,000, Tekers common stock by $252,000, JSC Tekers common and preferred stock by approximately $5.6 million, Turf loan by approximately $31,000 and the Turf guarantee by approximately $67,000.  These changes in unrealized depreciation were partially off-set by the Valuation Committee determinations to increase the fair value of the Company’s investments in: Custom Alloy series A preferred stock by approximately $12,000 and series B preferred stock by approximately $2.7 million, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $3.6 million, Centile equity interest by $117,000, PrePaid Legal loan by $100,000, Freshii warrant by approximately $23,000, Security Holdings equity interest by $1.7 million, RuMe series C preferred stock by approximately $875,000, Biogenic senior convertible note by $305,000, Advantage preferred stock by $221,000, Summit loan by approximately $253,000, Turf equity interest by $525,000, Morey’s loan by approximately $253,000 and Vestal common stock by approximately $4.5 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $4.0 million due to a PIK distribution, which was treated as a return of capital.  The reclassification from unrealized depreciation to a realized loss caused by the dissolution of BPC II, LLC of $180,000 was also a component in the change in unrealized depreciation.

For the Fiscal Year Ended October 31, 2013

The Company had a net change in unrealized depreciation on portfolio investments of approximately $25.9 million for the fiscal year ended October 31, 2013.  The change in unrealized depreciation for the fiscal year ended October 31, 2013 primarily resulted from the reclassification from unrealized appreciation to realized gain caused by the sale of Summit of $46.5 million and the Valuation Committee’s decision to decrease the fair value of the Company’s investments in: Ohio Medical Preferred stock by $6.5 million, SGDA Europe equity interest by approximately $3.8 million, MVC Automotive equity interest by approximately $16.1 million, NPWT preferred and common stock by a total of approximately $205,000, Freshii warrant by approximately $15,000, HH&B common stock by $100,000, Velocitius equity interest by approximately $1.9 million, JSC Tekers secured loan by $1.0 million, RuMe preferred stock by $327,000, Foliofn preferred stock by $3.8 million and the Biovation warrant by $87,000.  The Valuation Committee also determined to remove the liability associated with the Ohio Medical guarantee that had a net change of $825,000.  These changes in unrealized depreciation were off-set by the reclassification from unrealized depreciation to realized losses caused by Lockorder Limited and DPHI, Inc., Legacy Investments, totaling approximately $6.5 million and the Valuation Committee determinations to increase the fair value of the Company’s investments in: Custom Alloy series A preferred stock by approximately $44,000 and series B preferred stock by approximately $10.0 million, Octagon equity interest by $450,000, Pre-Paid Legal term loans A and B by a total of approximately $119,000, Pre-Paid Legal second lien term loan by approximately $144,000, Security Holdings equity interest by approximately $12.2 million, Turf equity interest by $592,000, Vestal common stock by approximately $6.8 million, U.S. Gas convertible series I preferred stock by $11.6 million, Centile equity interest by $1.6 million, Biovation loan by approximately $177,000, Tekers common stock by $230,000 and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $2.2 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.1 million due to a PIK distribution, which was treated as a return of capital.

PORTFOLIO INVESTMENTS

For the Fiscal Years Ended October 31, 2015 and October 31, 2014. The cost of the portfolio investments held by the Company at October 31, 2015 and October 31, 2014 was $443.7 million and $440.0 million, respectively, representing an increase of $3.7 million. The aggregate fair value of portfolio investments at October 31, 2015 and at October 31, 2014 was $400.9 million and $447.6 million, respectively, representing a decrease of $46.7 million.  The cost and fair value of cash and cash equivalents held by the Company at October 31, 2015 and October 31, 2014 was $16.8 million and $23.4 million, respectively, representing a decrease of approximately $6.6 million.  The cost and fair value of U.S. Treasury obligations held by the Company at October 31, 2015 was $89.8 million and $89.7 million, respectively, and at October 31, 2014 were $100.0 million and $99.9 million, respectively.

For the Fiscal Year Ended October 31, 2015

During the fiscal year ended October 31, 2015, the Company made eight new investments, committing capital totaling approximately $58.1 million.  The investments were made in RX ($10.3 million), Agri-Carriers ($11.8 million), Legal Solutions ($8.7 million), Results Companies ($9.0 million), Vestal ($6.5 million), Thunderdome ($2.0 million), Initials ($4.8 million) and U.S. Technologies ($5.0 million).

During the fiscal year ended October 31, 2015, the Company made 5 follow-on investments into 4 existing portfolio companies totaling approximately $4.3 million.  On May 27, 2015, the Company invested an additional $1.1 million into MVC Automotive in the form of common equity interest.  On June 3, 2015, the Company invested an additional $250,000 into Centile in the form of common equity interest. On July 6, 2015, the Company invested $250,000 into BAC in the form of equity.  See below for further information on BAC.  On July 7, 2015, the Company made a secured $1.0 million loan to Biogenic.  The loan has a 16% interest rate and matures on February 29, 2016.  The Company also received a warrant at no cost and allocated a portion of the cost basis of the loan to the warrant at the time the investment was made. On October 19, 2015, the Company invested an additional $1.7 million in MVC Automotive in the form of common equity interest.

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

On May 29, 2015, the Company sold its 81,000 shares of common stock in Vestal receiving total proceeds of approximately $17.9 million resulting in a realized gain of approximately $15.0 million.  The total proceeds include a $1.0 million dividend and assumes full receipt of the escrow proceeds.  The $600,000 loan was also repaid in full, including all accrued interest.  As part of the transaction, the Company reinvested approximately $6.3 million in the form of a subordinated loan, $250,000 for 5,610 shares of common stock and a warrant with no cost. The loan has an interest rate of 15% and matures on November 28, 2021.

On June 19, 2015, the Company monetized a majority of its investment in Velocitius, receiving approximately $9.2 million in proceeds, which included a return of capital and closing fees and was net of a minimal currency loss.

On October 16, 2015, the Company sold its remaining equity interest in Velocitius and received zero proceeds resulting in a realized loss of approximately $2.7 million.

On October 30, 2015, the Company realized a loss of $6.7 million with the dissolution of HH&B.

During the fiscal year ended October 31, 2015, the Company sold its $10.0 million PrePaid Legal loan for proceeds totaling approximately $10.1 million, including all accrued interest.

During the fiscal year ended October 31, 2015, Custom Alloy made principal payments totaling $3.5 million on its unsecured subordinated loan.  The balance of the loan at October 31, 2015 was $3.0 million.

During the quarter ended January 31, 2015, the Valuation Committee increased the fair value of the Company’s investments in: Foliofn, Inc. (“Foliofn”) preferred stock by $109,000, Turf Products, LLC (“Turf”) loan by approximately $2,000, RuMe series C preferred stock by $800,000 and series B preferred stock by $200,000, Advantage preferred stock by $20,000, Biogenic warrant and senior convertible note by a net total of approximately $28,000 and SCSD common stock by $387,000.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, and U.S. Gas were due to the capitalization of PIK interest totaling $436,878.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.1 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in: MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $759,000, Custom Alloy second lien loan by approximately $84,000, NPWT Corporation (“NPWT”) common stock by $2,000 and preferred stock by $36,000, Tekers common stock by $170,000, PrePaid Legal loan by $100,000, Centile equity interest by $538,000, Biovation loan by approximately $716,000, Velocitius equity interest by approximately $1.1 million, Security Holdings equity interest by $1.1 million, JSC Tekers preferred stock by approximately $599,000, MVC Automotive equity interest by approximately $5.9 million, SGDA Europe equity interest by approximately $749,000 and Inland Environmental & Remediation LP (“Inland”) warrant by approximately $713,000.

During the quarter ended April 30, 2015, the Valuation Committee increased the fair value of the Company’s investments in: MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $610,000, Turf loan by approximately $2,000, JSC Tekers preferred stock by $5,000, Biogenic warrant and senior convertible note by a total of approximately $852,000, MVC Automotive equity interest by $246,000 and RuMe series C preferred stock by approximately $558,000 and series B preferred stock by $142,000.  In addition, increases in the cost basis and fair value of the loans to

Biogenic, Custom Alloy, Morey’s, and U.S. Gas were due to the capitalization of PIK interest totaling $501,906.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.2 million due to a PIK distribution, which was treated as a return of capital. The Valuation Committee also decreased the fair value of the Company’s investments in: Custom Alloy second lien loan by approximately $11,000, Foliofn, Inc. preferred stock by $82,000, NPWT common stock by $1,000 and preferred stock by $12,000, Tekers common stock by $21,000, Centile equity interest by $98,000, Morey’s second lien loan by approximately $253,000, Advantage preferred stock by approximately $28,000, Velocitius equity interest by $899,000, Biovations loan by approximately $2.7 million, SGDA Europe equity interest by approximately $1.3 million, Security Holdings equity interest by $850,000, Ohio Medical series A preferred stock by $10.5 million and the Inland loan by approximately $1.4 million.

During the quarter ended July 31, 2015, the Valuation Committee increased the fair value of the Company’s investments in: RuMe series C preferred stock by approximately $198,000 and series B preferred stock by approximately $53,000, Custom Alloy second lien loan by approximately $191,000, Turf guarantee by approximately $19,000, Centile equity interest by $48,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $751,000 and Advantage preferred stock by approximately $302,000.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, Vestal and U.S. Gas were due to the capitalization of PIK interest totaling $525,997.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.2 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in: Foliofn, Inc. preferred stock by $383,000, NPWT preferred stock by $1,000, Tekers common stock by $117,000, Turf loan by approximately $2,000, Vestal escrow by approximately $15,000, BAC common stock by approximately $167,000, Biogenic warrant and senior convertible note by a net total of approximately $2,000, Morey’s second lien loan by approximately $753,000, Inland loan by $10.0 million, Velocitius equity interest by approximately $774,000, JSC Tekers preferred stock by $35,000, SGDA Europe equity interest by approximately $1.1 million, Ohio Medical series A preferred stock by $6.0 million, MVC Automotive equity interest by $616,000 and Security Holdings equity interest by $2.0 million.

During the quarter ended October 31, 2015, the Valuation Committee increased the fair value of the Company’s investments in: Turf loan and guarantee by a total of approximately $5,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.4 million, Foliofn, Inc. preferred stock by $59,000, NPWT preferred stock by $4,000, Centile equity interest by $249,000, Inland loan by $5.0 million and RuMe series C preferred stock by approximately $626,000 and series B preferred stock by approximately $184,000.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, Vestal and U.S. Gas were due to the capitalization of PIK interest totaling $801,815.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.2 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in: Biogenic warrant and senior convertible note by a net total of approximately $76,000, Tekers common stock by $575,000, Custom Alloy second lien loan by approximately $249,000, Morey’s second lien loan by approximately $922,000, JSC Tekers preferred stock by $483,000, Security Holdings equity interest by $1.3 million,

SGDA Europe equity interest by approximately $830,000, BAC common stock by approximately $62,000, Ohio Medical series A preferred stock by $1.2 million and MVC Automotive equity interest by $4.6 million.

During the fiscal year ended October 31, 2015 the Valuation Committee increased the fair value of the Company’s investments in: Turf loan and guarantee by a total of approximately $25,000, Biogenic warrant and senior convertible note by a total of approximately $802,000, SCSD common stock by $387,000, Advantage preferred stock by approximately $294,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $2.0 million and RuMe series C preferred stock and series B preferred stock by a total of approximately $2.8 million.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, Vestal and U.S. Gas were due to the capitalization of PIK interest totaling $2,266,596.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $4.7 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in: Foliofn, Inc. preferred stock by $297,000, NPWT common stock by $3,000 and preferred stock by $45,000, Tekers common stock by $883,000, PrePaid Legal loan by $100,000, Centile equity interest by $339,000, BAC common stock by approximately $229,000, Vestal escrow by approximately $15,000, Biovations loan by approximately $3.4 million, Morey’s second lien loan by approximately $1.9 million, Velocitius equity interest by $2.8 million, JSC Tekers preferred and common stock by a combined $1.1 million, Security Holdings equity interest by $5.3 million, SGDA Europe equity interest by approximately $4.0 million, Custom Alloy second lien loan by approximately $153,000, Ohio Medical series A preferred stock by $17.7 million, MVC Automotive equity interest by $10.9 million and Inland warrant by approximately $713,000 and loan by approximately $6.4 million.

At October 31, 2015, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $400.9 million with a cost basis of $443.7 million.  At October 31, 2015, the fair value and cost basis of investments made by the Company’s former management team pursuant to the prior investment objective (“Legacy Investments”) was $5.6 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $395.3 million and $419.9 million, respectively.  At October 31, 2014, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $447.6 million with a cost basis of $440.0 million.  At October 31, 2014, the fair value and cost basis of portfolio investments of the Legacy Investments was $5.9 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $441.7 million and $416.2 million, respectively.

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

During the quarter ended January 31, 2014, the Valuation Committee increased the fair value of the Company’s investments in: Custom Alloy series A preferred stock by approximately $18,000 and series B preferred stock by approximately $4.0 million, NPWT common stock by $1,000 and preferred stock by $34,000, SGDA Europe equity interest by approximately $649,000, Vestal common stock by $3.0 million, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $2.2 million, Biovation warrants by $162,000, and Freshii warrant by approximately $15,000.  In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii, Biogenic and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $1,008,665.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $949,000 due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in: Centile equity interest by $29,000, Security Holdings equity interest by $304,000, Octagon equity interest by approximately $1.2 million, MVC Automotive equity interest by approximately $3.2 million, Velocitius equity interest by approximately $1.9 million, Biovation bridge loan by approximately $102,000, Foliofn, Inc. preferred stock by approximately $1.1 million, Turf guarantee by $92,000 and Tekers common stock by $12,000.  Also, during the quarter ended January 31, 2014, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $101,000.

During the quarter ended April 30, 2014, the Valuation Committee increased the fair value of the Company’s investments in: Foliofn, Inc. preferred stock by $127,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $900,000, Octagon equity interest by approximately $1.1 million, Security Holdings equity interest by $422,000, PrePaid Legal loan by $100,000, Centile equity interest by $57,000, Freshii warrant by approximately $8,000 and Tekers common stock by $7,000.  In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii, Biogenic, Morey’s and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $1,118,793.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $987,000 due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in: Custom Alloy series A preferred stock by approximately $6,000 and series B preferred stock by approximately $1.3 million, SGDA Europe equity interest by approximately $111,000, MVC Automotive equity interest by approximately $3.4 million, G3K loan by approximately $5.6 million, NPWT common stock by approximately $4,000 and preferred stock by approximately $70,000, U.S. Gas preferred stock by $9.0 million, Velocitius equity interest by approximately $606,000 and the Biovation bridge loan by approximately $20,000. Also, during the quarter ended April 30, 2014, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased only the cost basis of this investment by approximately $181,000.

During the quarter ended July 31, 2014, the Valuation Committee increased the fair value of the Company’s investments in: MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $359,000, Vestal common stock by approximately $1.5 million, RuMe series C preferred stock by approximately $75,000, Biogenic senior convertible note by $275,000, MVC Automotive equity interest by approximately $4.4 million, Biovation bridge loan by approximately $103,000 and Advantage preferred stock by $96,000. In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii, Biogenic, Morey’s and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $1,094,938.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.0 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in: Foliofn, Inc. preferred stock by approximately $109,000, Velocitius equity interest by approximately $198,000, Octagon equity interest by approximately $730,000, Ohio Medical series A preferred stock by $800,000, NPWT common stock by $5,000 and preferred stock by $104,000, Tekers common stock by $111,000, SGDA Europe equity interest by approximately $2.6 million, Security Holdings equity interest by $564,000, Centile equity interest by $76,000, JSC Tekers common and preferred stock by approximately $499,000 and the Biovation warrants by approximately $232,000. Also, during the quarter ended July 31, 2014, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis of this investment by approximately $204,000.

During the quarter ended October 31, 2014, the Valuation Committee increased the fair value of the Company’s investments in: MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $76,000, Centile equity interest by $165,000, Security Holdings equity interest by $2.1 million, RuMe series C preferred stock by approximately $800,000, Biogenic senior convertible note by $30,000, Advantage preferred stock by $125,000, Summit loan by approximately $253,000, Turf equity interest by $525,000, Turf guarantee by approximately $25,000, and Morey’s loan by approximately $253,000.  In addition, increases in the cost basis and fair value of the loans to Summit, Freshii, Biogenic, Morey’s, Inland and U.S. Gas were due to the capitalization of PIK interest totaling $706,601.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.1 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in: Foliofn, Inc. preferred stock by approximately $16,000, MVC Automotive equity interest by approximately $4.5 million, NPWT common stock by approximately $1,000 and preferred stock by approximately $20,000, Velocitius equity interest by approximately $5.7 million, Biovation warrants by $240,000, SGDA Europe equity interest by approximately $584,000, Biovation bridge loan by approximately $420,000, Tekers common stock by $136,000, JSC Tekers common and preferred stock by approximately $5.1 million and the Turf loan by approximately $31,000.

During the fiscal year ended October 31, 2014, the Valuation Committee increased the fair value of the Company’s investments in: Custom Alloy series A preferred stock by approximately $12,000 and series B preferred stock by approximately $2.7 million, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $3.6 million, Centile equity interest by $117,000, PrePaid Legal loan by $100,000, Freshii warrant by approximately $23,000, Security Holdings equity interest by $1.7 million, RuMe series C preferred stock by approximately $875,000, Biogenic senior convertible note by $305,000, Advantage preferred stock by $221,000, Summit loan by approximately $253,000, Turf equity interest by $525,000, Morey’s loan by approximately $253,000 and Vestal common stock by approximately $4.5 million.  In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii, Biogenic, Morey’s, Inland and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $3,928,997.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $4.0 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in: Foliofn, Inc. preferred stock by approximately $1.1 million, MVC Automotive equity interest by approximately $6.7 million, G3K loan by approximately $5.6 million, NPWT common stock by approximately $9,000 and preferred stock by approximately $160,000, U.S. Gas preferred stock by $9.0 million, Velocitius equity interest by approximately $8.4 million, Ohio Medical series A preferred stock by $800,000, Biovation warrants by $311,000, SGDA Europe equity interest by approximately $2.6 million, Biovation bridge loan by approximately $439,000, Octagon equity interest by approximately $750,000, Tekers common stock by $252,000, JSC Tekers common and preferred stock by approximately $5.6 million, Turf loan by approximately $31,000 and the Turf guarantee by approximately $67,000.  Also, during the fiscal year ended October 31, 2014, the undistributed allocation of flow through income from the Company’s equity investment in Octagon totaled approximately $486,000.  The $486,000 increased the cost basis and $101,000 increased the fair value of this investment.

At October 31, 2014, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $447.6 million with a cost basis of $440.0 million.  At October 31, 2014, the fair value and cost basis of portfolio investments of the Legacy Investments was $5.9 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $441.7 million and $416.2 million, respectively.  At October 31, 2013, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $417.9 million with a cost basis of $372.0 million.  At October 31, 2013, the fair value and cost basis of the Legacy Investments was $7.0 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $410.9 million and $348.2 million, respectively.

Portfolio Companies

During the fiscal year ended October 31, 2015, the Company had investments in the following portfolio companies:

Actelis Networks, Inc.

Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.

At October 31, 2014 and October 31, 2015, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million.  The investment has been fair valued at $0.

Advantage Insurance Holdings

Advantage, Cayman Islands, is a provider of specialty insurance, reinsurance and related services to business owners and high net worth individuals.

At October 31, 2014, the Company’s investment in Advantage consisted of 750,000 shares of preferred stock with a cost basis of $7.5 million and a fair value of approximately $7.7 million.

During the fiscal year ended October 31, 2015, the Valuation Committee increased the fair value of the preferred stock by approximately $294,000.

At October 31, 2015, the 750,000 shares of preferred stock had a cost basis of $7.5 million and a fair value of approximately $8.0 million.

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

At October 31, 2015, the Company’s investment in Agri-Carriers consisted of a senior subordinated loan with an outstanding amount, cost basis and fair value of approximately $11.8 million.  The decrease in cost basis of the loan is due to the amortization of loan origination costs.

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

During the fiscal year ended October 31, 2015, the Valuation Committee decreased the fair value of the senior convertible note by approximately $239,000 and increased the fair value of the warrant by approximately $1.0 million.

At October 31, 2015, the Company’s loans had a combined outstanding balance, cost basis and fair value of approximately $15.6 million.  The warrants had a combined cost basis of approximately $620,000 and a combined fair value of approximately $1.7 million.  The increase in cost basis of the loans is due to amortization of the discount and capitalization of “payment in kind” interest and the increase in the fair value is due to the capitalization of “payment in kind” interest.  These increases were approved by the Company’s Valuation Committee.

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

During the fiscal year ended October 31, 2015, the Valuation Committee decreased the fair value of the common stock by approximately $229,000.

At October 31, 2015, the Company’s investment consisted of 90 shares of class B non-voting common stock with a cost basis of approximately $785,000 and a fair value of approximately $556,000.

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

On April 20, 2015, Biovation Acquisition Co., a new portfolio company, credit purchased the assets of Biovation.  The Company received 90 shares of class B non-voting common stock in Biovation Acquisition Company with a fair value of approximately $535,000, as part of the transaction and realized a loss of approximately $2.2 million.

During the fiscal year ended October 31, 2015, the Valuation Committee decreased the fair value of the loan by approximately $3.4 million.

At October 31, 2015, the Company’s investment consisted of a bridge loan with an outstanding balance and cost basis of approximately $1.1 million and a fair value of $0.  The warrants had a cost of $398,000 and a fair value of $0.  The Company reserved in full against all of the accrued interest starting August 1, 2014.

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

During the fiscal year ended October 31, 2015, the Valuation Committee decreased the fair value of the common equity interest by approximately $339,000.

At October 31, 2015, the Company’s investment in Centile consisted of common equity interest at a cost of $3.5 million and a fair value of approximately $4.9 million.

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

During the fiscal year ended October 31, 2015, Custom Alloy made principal payments totaling $3.5 million on its unsecured subordinated loan.

During the fiscal year ended October 31, 2015, the Valuation Committee decreased the fair value of the second lien loan by approximately $153,000.

At October 31, 2015, the Company’s investment in Custom Alloy consisted of an unsecured subordinated loan with a cost basis, outstanding balance and fair value of approximately $3.0 million and a second lien loan with a cost basis and outstanding balance of approximately $23.8 million and a fair value of approximately $23.6 million.  The increase in cost and fair value of the loans is due to the capitalization of “payment in kind” interest. The increases were approved by the Company’s Valuation Committee.

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

At October 31, 2015, the Company’s investment in Equus consisted of 4,444,644 shares of common stock with a cost of approximately $10.0 million and a market value of approximately $7.6 million.

Foliofn, Inc.

Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.

At October 31, 2014, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of $5.9 million.

During the fiscal year ended October 31, 2015, the Valuation Committee decreased the fair value of the preferred stock by approximately $297,000.

At October 31, 2015, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of approximately $5.6 million.

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

At October 31, 2014, and October 31, 2015, the Company’s investment in G3K consisted of a senior loan with an outstanding balance and cost basis of $5.6 million and a fair value of $0.  The senior loan has an interest rate of 13% and a maturity date of April 11, 2019.  The Company has reserved in full against all of the accrued interest starting April 14, 2014.

Harmony Health & Beauty, Inc.

HH&B, Purchase, New York, purchased the assets of Harmony Pharmacy on November 30, 2010, during a public UCC sale for approximately $6.4 million.  HH&B was a distributor of health and beauty products.  The Company’s initial investment consisted of 100,010 shares of common stock.

On October 30, 2015, the Company realized a loss of $6.7 million with the dissolution of HH&B.

At October 31, 2015, the Company no longer held an investment in HH&B.

Initials, Inc.

Initials, Inc. (“Initials”), Clarkesville, Georgia, is a direct selling organization specializing in customized bags, organizational products and fashion accessories.

On June 23, 2015, the Company loaned approximately $4.8 million to Initials in the form of a senior subordinated loan.  The loan has an interest rate of 15% and matures on June 22, 2020.

At October 31, 2015, the Company’s investment in Initials consisted of a senior subordinated loan with an outstanding amount, cost basis and fair value of approximately $4.8 million.

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

During the fiscal year ended October 31, 2015, the Valuation Committee decreased the fair value of the warrant by $713,000 and the senior secured loan by approximately $6.4 million.

At October 31, 2015, the Company’s investment in Inland consisted of a senior secured loan with an outstanding balance of $15.0 million, a cost basis of $14.5 million and a fair value of approximately $8.0 million.  The warrants had a cost basis of $713,000 and a fair value of $0.  The increase in cost basis of the loans is due to amortization of the warrants.  The increase was approved by the Company’s Valuation Committee.

JSC Tekers Holdings

JSC Tekers, Latvia, is an acquisition company focused on real estate management.

At October 31, 2014, the Company’s investment in JSC Tekers consisted of preferred equity with a cost basis of $11.8 million and a fair value of $6.2 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $4,200.

During the fiscal year ended October 31, 2015, the Valuation Committee decreased the fair value of the preferred stock and common stock by a total of approximately $1.1 million.

At October 31, 2015, the Company’s investment in JSC Tekers consisted of preferred equity with a cost basis of $11.8 million and a fair value of $5.0 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $4,000.

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

At October 31, 2015, the Company’s investment in Legal Solutions consisted of a senior subordinated loan with an outstanding amount, cost basis and fair value of approximately $8.7 million.  The decrease in cost basis of the loan is due to the amortization of loan origination costs.

Mainstream Data, Inc.

Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, develops and operates satellite, internet and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations and digital images to subscribers around the world.

At October 31, 2014 and October 31, 2015, the Company’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been fair valued at $0.

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

On June 28, 2015, the interest rate on the loan increased to 15%.

During the fiscal year ended October 31, 2015, the Valuation Committee decreased the fair value of the loan by approximately $1.9 million.

At October 31, 2015, the loan had an outstanding balance and cost basis of $16.0 million and a fair value of $14.4 million.  The increase in cost and fair value of the loan is due to the capitalization of PIK interest.  The increase in the fair value due to the capitalization of PIK interest was approved by the Company’s Valuation Committee.

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

On October 19, 2015, the Company invested an additional $1.7 million in MVC Automotive in the form of common equity interest.

During the fiscal year ended October 31, 2015, the Valuation Committee decreased the fair value of the equity interest by approximately $10.9 million.

At October 31, 2015, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of approximately $48.5 million and a fair value of approximately $13.5 million.  The mortgage guarantee for MVC Automotive was equivalent to approximately $7.2 million at October 31, 2015.  This guarantee was taken into account in the valuation of MVC Automotive.

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

During the fiscal year ended October 31, 2015, the Valuation Committee increased the fair values of the limited partnership and general partnership interests totaling approximately $2.0 million.

At October 31, 2015, the limited partnership interest in the PE Fund had a cost of approximately $13.8 million and a fair value of approximately $21.9 million.  The Company’s general partnership interest in the PE Fund had a cost basis of approximately $353,000 and a fair value of approximately $552,000.  As of July 31, 2015, the PE Fund had invested in Plymouth Rock Energy, LLC, Gibdock Limited, Focus Pointe Holdings, Inc., Advanced Oilfield Services, LLC and AccuMed Corp.

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

During the fiscal year ended October 31, 2015, the Valuation Committee decreased the fair values of the common stock and preferred stock totaling approximately $48,000.

At October 31, 2015, the common stock had a cost basis of approximately $1.2 million and a fair value of $2,000.  The convertible preferred stock had a cost basis of $0 and a fair value of $36,000.

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

During the fiscal year ended October 31, 2015, the fair value of the series C convertible preferred stock was increased by approximately $4.7 million due to a PIK distribution, which was treated as a return of capital. During the fiscal year ended October 31, 2015, the Valuation Committee decreased the fair values of the series A preferred stock by $17.7 million.

At October 31, 2015, the Company’s investment in Ohio Medical consisted of 5,620 shares of common stock with a cost basis of approximately $15.8 million and a fair value of $0, 33,904 shares of series A convertible preferred stock with a cost basis of $30.0 million and a fair value of $6.1 million and 10,737 shares of series C convertible preferred stock with a cost basis of $22.6 million and a fair value of $32.5 million.

Michael Tokarz, Chairman of the Company, and Peter Seidenberg, representative of the Company, serve as directors of Ohio Medical.

See Note 17 Subsequent Events for additional information.

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

During the fiscal year ended October 31, 2015, the Valuation Committee decreased the fair value of the loan by $100,000.

During the fiscal year ended October 31, 2015, the Company sold its $10.0 million PrePaid Legal loan for proceeds totaling approximately $10.1 million, including all accrued interest.

At October 31, 2015, the Company no longer held an investment in PrePaid Legal.

The Results Companies, LLC

The Results Companies, LLC (“Results Companies”), Fort Lauderdale, FL, is a leading business process outsourcing provider of customer management solutions.

On December 30, 2014, the Company invested $9.0 million in Results Companies in the form of a senior subordinated loan.  The loan bears annual interest at 15.5% and has a maturity date of July 1, 2016.

At October 31, 2015, the Company’s investment in Results Companies consisted of a senior subordinated loan with an outstanding amount, cost basis and fair value of approximately $9.0 million.  The decrease in cost basis of the loan is due to the amortization of loan origination costs.

RX Innovation, Inc.

RX Innovation, Inc. (“RX Innovation”), Fort Worth, TX, provides hardware and software products to pharmacies throughout the United States.

On December 30, 2014, the Company invested $10.3 million in RX Innovation in the form of a senior subordinated loan.  The loan bears annual interest at 16% and has a maturity date of March 1, 2017.

At October 31, 2015, the Company’s investment in RX Innovation consisted of a senior subordinated loan with an outstanding amount, cost basis and fair value of approximately $10.3 million.  The decrease in cost basis of the loan is due to the amortization of loan origination costs.

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

During the fiscal year ended October 31, 2015, the Valuation Committee increased the fair value of the series C preferred stock and the Series B preferred stock by a combined $2.8 million.

At October 31, 2015, the Company’s investment in RuMe consisted of 5,297,548 shares of common stock with a cost basis and fair value of approximately $924,000, 4,999,076 shares of series B-1 preferred stock with a cost basis of approximately $1.0 million and a fair value of approximately $1.7 million and 23,896,634 shares of series C preferred stock with a cost basis of approximately $3.4 million and a fair value of approximately $6.5 million.

John Kelly, a representative of the Company, serves as a director of RuMe.

Security Holdings, B.V.

Security Holdings is an Amsterdam-based holding company that owns FIMA, a Lithuanian security and engineering solutions company.

On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is classified as restricted cash equivalents on the Company’s consolidated balance sheet.  This letter of credit is being used as collateral for a project guarantee by AB DnB NORD bankas to Security Holdings.

At October 31, 2014, the Company’s common equity interest in Security Holdings had a cost basis of approximately $52.9 million and a fair value of approximately $50.6 million.

During the fiscal year ended October 31, 2015, the Valuation Committee decreased the fair value of the common equity interest by approximately $5.3 million.

At October 31, 2015, the Company’s common equity interest in Security Holdings had a cost basis of approximately $52.9 million and a fair value of approximately $45.3 million.

Puneet Sanan, a representative of the Company, serves as a director of Security Holdings.

SGDA Europe B.V.

SGDA Europe is an Amsterdam-based holding company that pursues environmental and remediation opportunities in Romania.

At October 31, 2014, the Company’s equity investment had a cost basis of approximately $28.5 million and a fair value of approximately $10.0 million.

During the fiscal year ended October 31, 2015, the Valuation Committee decreased the fair value of the common equity interest by approximately $4.0 million.

At October 31, 2015, the Company’s equity investment had a cost basis of approximately $28.5 million and a fair value of approximately $6.0 million.

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

During the fiscal year ended October 31, 2015, the Valuation Committee decreased the fair value of the common stock by approximately $883,000.

At October 31, 2015, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and a fair value of $342,000.  There was no balance on the guarantee for Tekers at October 31, 2015.

Summit Research Labs, Inc.

Summit, Huguenot, New York, is a specialty chemical company that manufactures antiperspirant actives.

At October 31, 2014, the Company’s investment in Summit consisted of a second lien loan that had an outstanding balance and cost basis of approximately $25.1 million and a fair value of approximately $25.4 million.  The second lien loan bears annual interest at 14% and matures on October 1, 2018.

On November 26, 2014, Summit Research Labs, Inc. repaid its second lien loan in full including all accrued interest totaling approximately $25.7 million.

At October 31, 2015, the Company no longer held an investment in Summit.

Thunderdome Restaurants, LLC

Thunderdome Restaurants, LLC (“Thunderdome”), Cincinnati, Ohio, is a restaurant group with locations in Cincinnati, Columbus, Cleveland, Indianapolis, Nashville and Charlotte.

On June 11, 2015, the Company loaned $2.0 million to Thunderdome Restaurants LLC in the form of a second lien loan.  The loan has an interest rate of 12% and matures on June 10, 2020.

During the fiscal year ended October 31, 2015, Thunderdome made principal payments of approximately $75,000.

At October 31, 2015, the Company’s investment in Thunderdome consisted of a second lien loan with an outstanding amount, cost basis and fair value of approximately $2.0 million.

Turf Products, LLC

Turf, Enfield, Connecticut, is a wholesale distributor of golf course and commercial turf maintenance equipment, golf course irrigation systems and consumer outdoor power equipment.

At October 31, 2014, the Company’s investment in Turf consisted of a senior subordinated loan, bearing interest at 11% per annum with a maturity date of November 1, 2018, membership interest and warrants.  The senior subordinated loan had an outstanding balance, cost basis and a fair value of $3.9 million. The membership interest had a cost of approximately $3.5 million and a fair value of approximately $4.0 million.  The warrants had a cost of $0 and a fair value of $0.  The Company also had a guarantee to Berkshire Bank that was fair valued at -$67,000 or negative $67,000.

During the fiscal year ended October 31, 2015, the Valuation Committee increased the fair value of the loan and the guarantee by a net total of approximately $25,000.

At October 31, 2015, the senior subordinated loan had an outstanding balance, cost basis and a fair value of approximately $3.9 million.  The membership interest had a cost of approximately $3.5 million and a fair value of approximately $4.0 million.  The warrants had a cost and fair value of $0 and the guarantee was fair valued at -$41,000 or negative $41,000.

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

At October 31, 2015, the Company’s investment in U.S Technologies consisted of a senior term loan with an outstanding amount, cost basis and fair value of approximately $5.0 million.

U.S. Gas & Electric, Inc.

U.S. Gas, North Miami Beach, Florida, is a licensed Energy Service Company (“ESCO”) that markets and distributes natural gas to small commercial and residential retail customers in the state of New York.

At October 31, 2014, the Company’s investment in U.S. Gas consisted of a second lien loan, an unsecured loan, convertible Series I preferred stock and convertible Series J preferred stock. The second lien loan had an outstanding balance, cost and fair value of $7.5 million and the unsecured loan had an outstanding balance, cost and fair value of approximately $3.0 million.  The second lien loan bears annual interest at 13% and has a maturity date of July 1, 2019.  The unsecured loan bears annual interest at 14% and has a maturity date of July 1, 2018.  The 32,200 shares of convertible Series I preferred stock had a fair value of $83.7 million and a cost of $500,000 and the 8,216 shares of convertible Series J preferred stock had a cost and fair value of $0.

At October 31, 2015, the loans had a combined outstanding balance, cost basis and a fair value of approximately $10.7 million.  The increases in the outstanding balance, cost and fair value of the loan are due to the capitalization of “payment in kind” interest.  The increase in the fair value was approved by the Company’s Valuation Committee.  The convertible Series I preferred stock had a fair value of approximately $83.7 million and a cost basis of $500,000 and the convertible Series J preferred stock had a cost basis and fair value of $0.

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

During the fiscal year ended October 31, 2015, the Valuation Committee increased the fair value of the common stock by $387,000.

At October 31, 2015, the Company’s investment in SCSD consisted of 784 shares of class B common stock with a cost basis of approximately $5.5 million and a fair value of approximately $5.9 million.  The secured loan has an outstanding balance, cost basis and fair value of $1.5 million.

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

At October 31, 2015, the Company no longer held an investment in Velocitius.

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

On May 29, 2015, the Company sold its 81,000 shares of common stock in Vestal receiving total proceeds of approximately $17.9 million resulting in a realized gain of approximately $15.0 million.  The total proceeds include a $1.0 million dividend and assumes full receipt of the escrow proceeds.  The $600,000 loan was also repaid in full including all accrued interest.  As part of the transaction, the Company reinvested approximately $6.3 million in the form of a subordinated loan, $250,000 for 5,610 shares of common stock and a warrant with no cost. The loan has an interest rate of 15% and matures on November 28, 2021.

At October 31, 2015, the Company’s investment in Vestal consisted of a subordinated loan, 5,610 shares of common stock and a warrant.  The loan had an outstanding balance, cost, and fair value of $6.3 million.  The 5,610 shares of common stock had a cost basis and fair value of $250,000 and the warrant had no cost and was fair valued at $0.

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

At October 31, 2015, the Company had investments in portfolio companies totaling $400.9 million. Also, at October 31, 2015, the Company had investments in cash and cash equivalents totaling approximately $10.3 million.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.  Pending investments in portfolio companies pursuant to our principal investment strategy, the Company may make other short-term or temporary investments, including in exchange-traded funds, in U.S. Government issued securities, and private investment funds offering significantly more liquidity than traditional portfolio company investments.

During the fiscal year ended October 31, 2015, the Company made eight new investments, committing capital totaling approximately $58.1 million.  The investments were made in RX ($10.3 million), Agri-Carriers ($11.8 million), Legal Solutions ($8.7 million), Results Companies ($9.0 million), Vestal ($6.5 million), Thunderdome ($2.0 million), Initials ($4.8 million) and U.S. Technologies ($5.0 million).

During the fiscal year ended October 31, 2015, the Company made 5 follow-on investments into 4 existing portfolio companies totaling approximately $4.3 million.  On May 27, 2015, the Company invested an additional $1.1 million into MVC Automotive in the form of common equity interest.  On June 3, 2015, the Company invested an additional $250,000 into Centile in the form of common equity interest. On July 6, 2015, the Company invested $250,000 into BAC in the form of equity.  See below for further information on BAC.  On July 7, 2015, the Company made a secured $1.0 million loan to Biogenic.  The loan has a 16% interest rate and matures on February 29, 2016.  The Company also received a warrant at no cost and allocated a portion of the cost basis of the loan to the warrant at the time the investment was made. On October 19, 2015, the Company invested an additional $1.7 million in MVC Automotive in the form of common equity interest.

Current balance sheet resources, which include the additional cash resources from the Credit Facility, are believed to be sufficient to finance current commitments.  Current commitments include:

Commitments to/for Portfolio Companies

At October 31, 2015 and October 31, 2014, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at October 31, 2015
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Portfolio Company	Amount Committed	Amount Funded at October 31, 2014
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Guarantees

As of October 31, 2015 and October 31, 2014, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at October 31, 2015
MVC Automotive	$7.2 million	—
Tekers	—	—
Turf	$1.0 million	—
Total	$8.2 million	—

Guarantee	Amount Committed	Amount Funded at October 31, 2014
MVC Automotive	$5.0 million	—
Tekers	—	—
Turf	$1.0 million	—
Total	$6.0 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At October 31, 2015, the Valuation Committee estimated the fair values of the guarantee obligations noted above to be approximately -$41,000 or negative $41,000.

These guarantees are further described below, together with the Company’s other commitments.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers, which did not have an outstanding balance as of October 31, 2015.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  Overtime, Erste Bank, the bank extending the mortgage to MVC Automotive, increased the amount of the mortgage. As such, the balance of the guarantee as of October 31, 2015 was approximately 6.5 million Euro (equivalent to approximately $7.2 million).

The Company guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank, which had a fair value of -$41,000 or negative $41,000 as of October 31, 2015.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  The investment period related to the PE Fund has ended.  Additional capital may be called for follow-on investments in existing portfolio companies of the PE Fund or to pay operating expenses of the PE Fund.  As of October 31, 2015, $14.6 million of the Company’s commitment has been contributed.

On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A. (equivalent to approximately $5.5 million at October 31, 2015), which is classified as restricted cash equivalents on the Company’s consolidated balance sheet at October 31, 2015.  This letter of credit is being used as collateral for a project guarantee by AB DnB NORD bankas to Security Holdings.

On November 30, 2011, the Company pledged its common stock and series A convertible preferred stock of Ohio Medical to collateralize a loan made to Ohio Medical by another financial institution.  On June 27, 2013, the Company pledged its series C convertible preferred stock of Ohio Medical to further collateralize the same third party loan made to Ohio Medical in 2011.

During the fiscal year ended October 31, 2015, the Company agreed to cash collateralize a $1.0 million working capital line of credit for Inland, which is classified as restricted cash on the Company’s consolidated balance sheet at October 31, 2015.

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

On May 3, 2013, the Company sold approximately $33.9 million of additional Senior Notes in a direct offering.  The additional Senior Notes will also mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Notes will also bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  As of October 31, 2015, the total outstanding amount of the Senior Notes was approximately $114.4 million with a market value of approximately $112.3 million. The market value of the Senior Notes is based on the closing price of the security as of October 31, 2015 on the New York Stock Exchange (NYSE:MVCB).

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with Branch Banking and Trust Company (“BB&T”). At October 31, 2014, the balance of Credit Facility II was $100.0 million.  On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  On December 1, 2015, Credit Facility II was renewed and will now expire on May 31, 2016, at which time all outstanding amounts under it will be due and payable.  During the fiscal year ended October 31, 2015, the Company’s net repayments on Credit Facility II were $10.0 million, resulting in an outstanding balance of $90.0 million at October 31, 2015.  Credit Facility II is used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 100 basis points.  In addition, the Company is also subject to a 20 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid closing fees, legal and other costs associated with these transactions.  These costs will be amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.  The Company received a waiver from BB&T with respect to the delivery of financial reports required under Credit Facility II, due to the Company’s delayed filing of its Annual Report.

On December 30, 2014, the Company entered into a 6 month, $25.0 million bridge loan (“Bridge Loan”) with Firstrust Bank, initially borrowing approximately $15.9 million.  Prior to maturity, the Bridge Loan was increased to $30.0 million and extended to December 31, 2015.  During the fiscal year ended October 31, 2015 and after the initial borrowing of $15.9 million, the Company borrowed approximately $12.8 million and repaid approximately $20.7 million, resulting in an outstanding balance of $8.0 million.  Borrowings under the Bridge Loan bear interest at 5%.  The Company paid closing fees, legal and other costs associated with the transaction.  These costs, of approximately $360,000, were amortized over the life of the Bridge Loan.  The Company has received extensions from Firstrust Bank as to the delivery of the financial reports required under the Amended and Restated Loan Agreement, due to the Company’s delayed quarterly filings.  See Note 17 Subsequent Events for additional information.

The Company enters into contracts with Portfolio Companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

SUBSEQUENT EVENTS

On November 1, 2015 and December 1, 2015, Thunderdome made principal payments totaling approximately $51,000 on its second lien loan.

On November 3, 2015, Results Companies repaid its loan in full totaling approximately $10.0 million, including all accrued interest.

On November 20, 2015 and December 3, 2015, the Company invested an additional $538,000 and $1.1 million, respectively, in MVC Automotive common equity.

On December 1, 2015, Credit Facility II was renewed and will now expire on May 31, 2016, at which time all outstanding amounts under it will be due and payable.  The Company is in compliance with all loan covenants related to Credit Facility II as of the filing of this Form 10-K.  The Company received a waiver from BB&T with respect to the delivery of financial reports required under Credit Facility II, due to the Company’s delayed filing of its Annual Report.

On December 9, 2015, the Company entered into a three-year, $50 million revolving borrowing base credit facility with Santander Bank N.A. as a lender and lead agent and Wintrust Bank as a lender and syndication agent.  The revolving credit facility can, under certain conditions, be increased up to $85 million.  The new facility bears an interest rate of LIBOR plus 3.75% or the prime rate plus 1% (at the Company’s option), and includes a 1% closing fee of the commitment amount and a 0.75% unused fee.  The compensating balance for the revolving credit facility is $10.0 million.  The new facility replaced the $30.0 million Bridge Loan with Firstrust Bank that would have matured on December 31, 2015.

On December 15, 2015, the Company loaned approximately $1.6 million to Somotra nv, a wholly-owned subsidiary of MVC Automotive.

On December 18, 2015, the Company invested approximately $5.1 million in Pride Engineering, LLC in the form of a second lien loan.  The loan bears annual interest of 12% and matures on May 18, 2021.

On December 21, 2015, the Company’s Board of Directors declared a dividend of $0.135 per share.  Additionally, due to the realization of capital gains, the Company’s Board of Directors declared a special dividend of $0.17 per share.  The dividends were paid on January 8, 2016 to shareholders of record on December 31, 2015 and totaled approximately $6.9 million.

On December 22, 2015, the Company realized a loss of approximately $1.5 million due to the dissolution of Biovation.

On December 24, 2015, the Company realized a loss of approximately $5.5 million on Inland’s senior secured loan and $713,000 on the warrants as part of Inland’s restructuring.  As part of the restructuring, the Company received a $6.0 million senior secured loan in MVC Environmental, Inc., a holding company formed by the Company that owns and operates intellectual property and environmental service facilities for oil and gas waste recycling related to Inland, and received 950 common shares of MVC Environmental, Inc.  The loan bears annual interest of 9% and matures on December 22, 2020.

On December 31, 2015, the Company completed the sale of Ohio Medical through an asset sale and expects gross proceeds of approximately $40.0 million, including fees. At the time of closing, the Company received cash proceeds of approximately $29.0 million and anticipates receiving an additional $11.0 million, assuming the full receipt of all escrow proceeds scheduled for various periods, with the final release of payment scheduled for 18 months from the closing.

On January 4, 2016, the Company loaned an additional $1.5 million to Legal Solutions Holdings, Inc., which increased the senior subordinated loan to approximately $10.2 million.

On February 1, 2016, the Company loaned an additional $1.1 million to Thunderdome, which increased the second lien loan to approximately $3.0 million.

On February 17, 2016, the Company loaned $7.0 million to Dukane Intelligent Assembly, a global provider of plastic welding equipment, in the form of a second lien loan with an interest rate of 13% and a maturity date of November 16, 2020.

On March 7, 2016, the Company received a $10.0 million distribution from U.S. Gas.

On March 11, 2016, the Company loaned $10.0 million to Quantum Plastics, LLC, a global plastic injection manufacturer, in the form of a senior subordinated loan with an interest rate of 12% and a maturity date of March 10, 2021.  The Company also received a warrant as part of the investment and allocated a portion of the cost basis of the loan to the warrant at the time the investment was made.

In March 2016, the Adviser agreed to modify its prior agreement to waive, effective November 1, 2015, the first $1.0 million of capital gains incentive fee due under the Advisory Agreement, such that the $1.0 million waiver of incentive fee would be applied to any incentive fee due under the agreement, whether it is a capital gains incentive fee or net operating income incentive fee.

On May 6, 2016, RX repaid $8.0 million of principal on its loan. In addition, RX repaid all outstanding accrued and deferred interest for a total payment of approximately $9.9 million. As a part of the transaction, which led to the repayment, RX was reorganized into FDS, Inc., a data service provider. The Company’s outstanding $2.3 million of principal was amended to a senior loan with an interest rate of 16% and a maturity of November 30, 2016.

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

ln May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). ASU 2014-09 addresses the reporting of revenue by most entities and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. This update is effective in fiscal periods beginning after December 15, 2016. Early application is not permitted. The impact on our financial statements of adopting ASU 2014-09 is currently being assessed by management.

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

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Under this guidance, debt issuance costs related to a recognized debt liability are to be presented as a direct deduction from the debt liability rather than as an asset on the balance sheet, consistent with debt discounts. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. The Company does not expect the adoption of ASU No. 2015-03 to have a material impact on our financial statements.

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). The new guidance removes the requirement that investments for which NAV is determined based on practical expedient reliance be reported utilizing the fair value hierarchy. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015.  The Company does not expect the adoption of ASU 2015-07 to have a material impact on our financial statements.

Tax Status and Capital Loss Carryforwards

As a RIC, the Company is not subject to federal income tax to the extent that it distributes all of its investment company taxable income and net realized capital gains for its taxable year (see Notes 12 “Tax Matters” and Note 13 “Income Taxes” of our notes to the consolidated financial statements). This allows us to attract different kinds of investors than other publicly held corporations. The Company is also exempt from excise tax if it distributes at least (1) 98% of its ordinary income during each calendar year, (2) 98.2% of its capital gains realized in the period from November 1 of the prior year through October 31 of the current year, and (3) all such ordinary income and capital gains for previous years that were not distributed during those years. On October 31, 2015, the Company did not have a net capital loss carryforward. The Company had approximately $42.8 million in unrealized losses as of October 31, 2015.

Valuation of Portfolio Securities

Pursuant to the requirements of the 1940 Act and in accordance with the Accounting Standards Codification (“ASC”), Fair Value Measurements and Disclosures (“ASC 820”), we value our portfolio securities at their current market values or, if market quotations are not readily available, at their estimates of fair values. Because our portfolio company investments generally do not have readily ascertainable market values, we record these investments at fair value in accordance with our Valuation Procedures adopted by the Board of Directors, which are consistent with ASC 820.  As permitted by the SEC, the Board of Directors has delegated the responsibility of making fair value determinations to its Valuation Committee, subject to the Board of Directors’ supervision and pursuant to our Valuation Procedures.  Our Board of Directors may also hire independent consultants to review our Valuation Procedures or to conduct an independent valuation of one or more of our portfolio investments.  In this regard, the Company has engaged an independent valuation firm to perform valuation services for certain portfolio debt investments.

Pursuant to our Valuation Procedures, the Valuation Committee (which is comprised of three Independent Directors) determines fair values of portfolio company investments on a quarterly basis (or more frequently, if deemed appropriate under the circumstances). In doing so, the

Committee considers the recommendations of TTG Advisers and input and reviews by third party consultants retained to support the Company’s valuation process. The Company has also adopted other enhanced processes related to valuations of controlled/affiliated portfolio companies. Any changes in valuation are recorded in the consolidated statements of operations as “Net unrealized appreciation (depreciation) on investments.”

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

At October 31, 2015, approximately 76.08% of total assets represented investments in portfolio companies recorded at fair value (“Fair Value Investments”).

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

Our investments are carried at fair value in accordance with ASC 820. Unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of the Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction.  At October 31, 2015, we did not hold restricted or unrestricted securities of publicly traded companies for which we have a majority-owned interest.

If a security is publicly traded, its value is generally equal to market value based on the closing price on the principal exchange on which the security is primarily traded unless restricted and a restricted discount is applied.

For equity securities of Portfolio Companies, whose securities are not publicly traded, the Valuation Committee estimates the fair value based on market and/or income approach with value then attributed to equity or equity like securities using the enterprise value waterfall (“Enterprise Value Waterfall”) valuation methodology.  Under the Enterprise Value Waterfall valuation methodology, the Valuation Committee estimates the enterprise fair value of the portfolio company and then waterfalls the enterprise value over the portfolio company’s securities in order of their preference relative to one another.  To assess the enterprise value of the portfolio company, the Valuation Committee weighs some or all of the traditional market valuation methods and factors based on the individual circumstances of the portfolio company in order to estimate the enterprise value.  The methodologies for performing assets may be based on, among other things:  valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, third party valuations of the portfolio company, considering offers from third parties to buy the company, estimating the value to potential strategic buyers and considering the value of recent investments in the equity securities of the portfolio company, and third-party asset and real estate appraisals.  For non-performing assets, the Valuation Committee may estimate the liquidation or collateral value of the portfolio company’s assets.  The Valuation Committee also takes into account historical and anticipated financial results.

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

Interest income, adjusted for amortization of premium and accretion of discount on a yield to maturity methodology, is recorded on an accrual basis to the extent that such amounts are expected to be collected.  Origination and/or closing fees associated with investments in portfolio companies are recorded as income at the time the investment is made.  Upon the prepayment of a loan or debt security, any unamortized original issue discount or market discount is recorded as a realized gain. Prepayment premiums are recorded on loans when received as interest income.  Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that the Company expects to collect such amounts.

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

Cash Equivalents

For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all money market and all highly liquid temporary cash investments purchased with an original maturity of less than three months to be cash equivalents. The Company places its cash and cash equivalents with financial institutions and cash held in bank accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit.  As of October 31, 2015, the Company had approximately $8.1 million in cash equivalents and restricted cash equivalents and approximately $8.7 million in cash and restricted cash totaling approximately $16.8 million.  Of the $8.7 million in cash, approximately $360,000 was held by MVC Turf, an MVC wholly-owned holding company.

Restricted Cash and Cash Equivalents

Cash and cash equivalent accounts that are not available to the Company for day—to-day use and are legally restricted are classified as restricted cash.  Restricted cash and cash equivalents are carried at cost, which approximates fair value.  On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is related to a project guarantee by AB DnB NORD bankas to Security Holdings B.V., a portfolio company investment, and is classified as restricted cash equivalents on the Company’s Consolidated Balance Sheets (equivalent to approximately $5.5 million at October 31, 2015 and approximately $6.3 million at October 31, 2014).  The Company also had approximately $1.0 million in restricted cash related to Inland’s working capital line of credit, which is classified as restricted cash on the Company’s consolidated balance sheet at October 31, 2015, related.

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

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the fiscal year ended October 31, 2015, the Company did not incur any interest or penalties.  Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS.  The fiscal years 2012, 2013, 2014 and 2015 for the Company and MVCFS remain subject to examination by federal, state and local tax authorities.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.

Consolidated Balance Sheets

	October 31,	October 31,
	2015	2014

ASSETS

Assets
Cash	$7,753,901	$8,781,375
Restricted cash (cost $1,000,034 and $0)	1,000,034	—
Restricted cash equivalents (cost $5,503,000 and $6,265,500)	5,503,000	6,265,500
Cash equivalents (cost $2,557,666 and $8,391,089)	2,557,666	8,391,089
Investments at fair value
Short-term investments (cost $89,820,800 and $99,999,629)	89,681,535	99,897,404
Non-control/Non-affiliated investments (cost $165,626,784 and $150,682,873)	131,351,403	126,303,048
Affiliate investments (cost $121,962,460 and $115,021,554)	170,189,927	173,682,927
Control investments (cost $156,127,715 and $174,266,037)	99,334,391	147,644,189
Total investments at fair value (cost $533,537,759 and $539,970,093)	490,557,256	547,527,568
Dividends and interest receivables, net of reserves	4,404,600	1,188,398
Deferred financing fees	2,467,305	2,972,864
Fee and other receivables	1,696,280	1,939,827
Prepaid expenses	609,517	646,801
Escrow receivables, net of reserves	292,744	—

Total assets	$516,842,303	$577,713,422

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Senior notes	$114,408,750	$114,408,750
Revolving credit facility	90,000,000	100,000,000
Bridge loan	8,000,000	—
Provision for incentive compensation (Note 5)	4,976,767	14,733,887
Professional fees payable	1,820,416	1,309,085
Management fee payable	1,527,930	1,474,223
Accrued expenses and liabilities	622,446	456,148
Interest payable	359,866	374,875
Management fee payable - Asset Management	296,812	296,812
Consulting fees payable	272,880	97,250
Portfolio fees payable - Asset Management	250,846	436,791
Liability for share exchange	228,851	221,424
Taxes payable	1,152	1,219

Total liabilities	222,766,716	233,810,464

Commitments and Contingencies (Note 10)

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 28,304,448 shares issued and 22,702,821 shares outstanding as of October 31, 2015 and October 31, 2014	283,044	283,044
Additional paid-in-capital	418,298,784	421,037,726
Accumulated earnings	102,420,976	83,996,734
Dividends paid to stockholders	(129,012,902)	(116,753,378)
Accumulated net realized gain	2,189	2,697,840
Net unrealized (depreciation) appreciation	(42,620,298)	7,937,198
Treasury stock, at cost, 5,601,627 and 5,601,627 shares held, respectively	(55,296,206)	(55,296,206)

Total shareholders’ equity	294,075,587	343,902,958

Total liabilities and shareholders’ equity	$516,842,303	$577,713,422

Net asset value per share	$12.95	$15.15

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

October 31, 2015

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value

Non-control/Non-affiliated investments- 44.67% (a), (c), (f), (g)
Actelis Networks, Inc.	Technology Investment	Preferred Stock (150,602 shares) (d), (i)		$5,000,003	—
Agri-Carriers Group, Inc.	Transportation	Senior Subordinated Debt 12.0000% Cash, 3.0000% Deferred, 07/20/2017 (l), (m)	$11,774,486	11,787,114	$11,774,486
Biogenic Reagents	Renewable energy	Senior Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b), (l)	5,463,002	5,463,002	5,463,002
		Senior Convertible Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b), (l)	4,916,702	4,916,702	4,983,082
		Senior Note 12.0000% Cash, 4.0000% PIK, 02/29/2016 (b), (l)	4,165,169	4,165,169	4,165,169
		Senior Subordinated Debt 12.0000% Cash, 4.0000% PIK, 02/29/2016 (b), (l)	1,009,556	1,009,556	1,009,556
		Warrants (d)	2	620,077	1,660,689
				16,174,506	17,281,498
Biovation Acquisition Co.	Manufacturer of Laminate Material and Composites	Common Stock (90 shares) (d)		784,622	555,869
Biovation Holdings, Inc.	Manufacturer of Laminate Material and Composites	Bridge Loan 6.0000% Cash, 6.0000% PIK, 10/31/2014 (b), (h)	1,079,325	1,079,325	—
		Warrants (d)	3	397,677	—
				1,477,002	—
Custom Alloy Corporation	Manufacturer of Pipe Fittings	Second Lien Loan 7.3000% Cash, 3.7000% PIK, 04/30/2020 (b), (l)	23,791,903	23,791,903	23,638,469
		Unsecured Subordinated Loan 12.0000% Cash, 09/04/2016 (l)	3,000,000	3,000,000	3,000,000
				26,791,903	26,638,469
FOLIOfn, Inc.	Technology Investment - Financial Services	Preferred Stock (5,802,259 shares) (d), (i)		15,000,000	5,596,000
G3K Display, Inc.	Retail Store Fixtures	Senior Lien Loan 13.0000% Cash, 04/11/2019 (h)	5,625,000	5,625,000	—
		Warrants (d)	1	—	—
				5,625,000	—
Initials, Inc.	Consumer Products	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK, 06/22/2020 (b), (l)	4,750,000	4,750,000	4,750,000
Inland Environmental & Remediation LP	Environmental Services	Senior Secured Loan 12.0000% Cash, 04/17/2019 (h), (l)	15,000,000	14,506,835	8,000,000
		Warrants (d)	1	713,000	—
				15,219,835	8,000,000
Legal Solutions Holdings, Inc.	Business Services	Senior Subordinated Debt 12.0000% Cash, 2.0000% Deferred, 09/12/2018 (l), (m)	8,705,000	8,718,402	8,705,000
MainStream Data, Inc.	Technology Investment	Common Stock (5,786 shares) (d), (i)		3,750,000	—
Morey’s Seafood International, LLC	Food Services	Second Lien Loan 6.0000% Cash, 9.0000% PIK, 08/12/2018 (b), (l)	16,047,333	16,047,333	14,371,830
NPWT Corporation	Medical Device Manufacturer	Series B Common Stock (281 shares) (d)		1,231,638	2,000
		Series A Convertible Preferred Stock (5,000 shares) (d)		—	36,000
				1,231,638	38,000
The Results Companies, LLC	Business Services	Senior Subordinated Debt 13.0000% Cash, 2.5000% Deferred, 07/01/2016 (l), (m)	9,000,000	9,008,330	9,000,000
RX Innovation, Inc.	Software	Senior Subordinated Debt 12.0000% Cash, 4.0000% Deferred, 03/01/2017 (l), (m)	10,300,000	10,307,845	10,300,000
Thunderdome Restaurants, LLC	Restaurants	Second Lien Loan 12.0000% Cash, 06/10/2020	1,965,251	1,965,251	1,965,251
U.S. Spray Drying Holding Company	Specialty Chemicals	Class B Common Stock (784 shares) (d)		5,488,000	5,875,000
		Secured Loan 12.0000% Cash, 05/02/2019	1,500,000	1,500,000	1,500,000
				6,988,000	7,375,000
United States Technologies, Inc.	Electronics Manufacturing and Repair	Senior Lien Loan 10.5000% Cash, 07/17/2020 (l)	5,000,000	5,000,000	5,000,000
Sub Total Non-control/Non-affiliated investments				165,626,784	131,351,403

Affiliate investments - 57.87% (a), (c), (f), (g)
Advantage Insurance Holdings LTD	Insurance	Preferred Stock (750,000 shares) (d), (e)		7,500,000	8,015,164
Centile Holdings B.V.	Software	Common Equity Interest (d), (e)		3,524,376	4,905,000
JSC Tekers Holdings	Real Estate Management	Common Stock (3,201 shares) (d), (e)		4,500	4,000
		Preferred Stock (9,159,085 shares) (d), (e)		11,810,188	5,045,700
				11,814,688	5,049,700
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d), (e)		52,846,140	45,300,000
SGDA Europe B.V.	Environmental Services	Common Equity Interest (d), (e)		28,544,800	6,020,000
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 13.0000% Cash, 07/01/2019 (l)	7,500,000	7,500,000	7,500,000
		Unsecured Loan 10.0000% Cash, 4.0000% PIK , 07/01/2018 (b), (l)	3,167,220	3,167,220	3,167,220
		Convertible Series I Preferred Stock (32,200 shares) (d), (k), (o)		500,000	83,667,607
		Convertible Series J Preferred Stock (8,216 shares) (d), (o)		—	—-
				11,167,220	94,334,827
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK , 11/28/2021 (b), (l)	6,315,236	6,315,236	6,315,236
		Common Stock (5,610 shares) (d)		250,000	250,000
		Warrants (d)	5,303	—	—
				6,565,236	6,565,236

Sub Total Affiliate investments				121,962,460	170,189,927

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments - (Continued)

October 31, 2015

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value
Control Investments - 33.78% (c), (f), (g)
Equus Total Return, Inc.	Regulated Investment Company	Common Stock (4,444,644 shares) (d)		$10,030,272	$7,644,788
MVC Automotive Group GmbH	Automotive Dealerships	Common Equity Interest (a), (d), (e)		48,457,838	13,452,000
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (a), (d), (j)		13,838,539	21,939,744
		General Partnership Interest (a), (d), (j)		353,024	552,016
				14,191,563	22,491,760
Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (a), (d), (p)		15,763,636	—
		Series A Convertible Preferred Stock 16.0000% PIK (33,904 shares) (a), (b), (p)		30,000,000	6,050,797
		Series C Convertible Preferred Stock 16.0000% PIK (10,737shares) (a), (b), (p)		22,618,466	32,479,292
				68,382,102	38,530,089
RuMe Inc.	Consumer Products	Common Stock (5,297,548 shares) (a), (d)		924,475	924,475
		Series C Preferred Stock (23,896,634 shares) (a), (d)		3,410,694	6,467,772
		Series B-1 Preferred Stock (4,999,076 shares) (a), (d)		999,815	1,667,753
				5,334,984	9,060,000
SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (a), (d), (e)		2,300,000	342,000
Turf Products, LLC	Distributor - Landscaping and	Senior Subordinated Debt 7.0000% Cash, 4.0000% PIK, 11/01/2018 (a), (b), (l)	$3,895,262	3,895,262	3,862,994
	Irrigation Equipment	Limited Liability Company Interest (a), (d)		3,535,694	3,991,794
		Guarantee (a), (d)	1	—	(41,034)
		Warrants (a), (d)	150	—	—
				7,430,956	7,813,754

Sub Total Control Investments				156,127,715	99,334,391

TOTAL PORTFOLIO INVESTMENTS - 136.32% (f)				$443,716,959	$400,875,721

Short-Term Investments - 30.49% (f), (g)
U.S. Treasury Obligations	U.S. Government Securities	1.3750% Cash, 10/31/2019 (n)	90,300,000	$89,820,800	$89,681,535

Sub Total Short-Term Investments				$89,820,800	$89,681,535

Cash Equivalents and Restricted Cash Equivalents - 2.74% (f), (g)
Fidelity Institutional Government Money Market Fund	Money Market Fund	Beneficial Shares (1,659,943 shares)		1,659,943	1,659,943
JP Morgan Prime Money Market Fund	Money Market Fund	Beneficial Shares (6,400,723 shares)		6,400,723	6,400,723
Total Cash Equivalents and Restricted Cash Equivalents				8,060,666	8,060,666

TOTAL INVESTMENT ASSETS - 169.55%				$541,598,425	$498,617,922

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

(c) All of the Company’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except MVC Automotive Group GmbH, Security Holdings B.V., SGDA Europe B.V.,

SIA Tekers Invest, JSC Tekers Holdings, Centile Holdings B.V., Equus Total Return, Inc., MVC Private Equity Fund L.P., and Advantage Insurance LTD.  The Company makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d) Non-income producing assets.

(e) The principal operations of these portfolio companies are located in Europe and Cayman Islands which represents approximately 28% of the net assets.  The remaining portfolio companies are located in North America which represents approximately 108% of the net assets.

(f) Percentages are based on net assets of $294,075,587 as of October 31, 2015.

(g) See Note 3 for further information regarding “Investment Classification.”

(h) All or a portion of the accrued interest on these securities have been reserved for.

(i) Legacy Investments.

(j) MVC Private Equity Fund, LP is a private equity fund focused on control equity investments in the lower middle market.  The fund currently holds five investments, four located in the United States and one in Gibraltar, the investments are in the energy, services, contract manufacturing, and industrial sectors.  The Company’s proportional share of the AccuMed Corp. preferred stock, Plymouth Rock Energy membership interest and loan and the Gibdock Limited equity interest is $4,251,620, $7,184,225 and $5,923,100, respectively.

(k) Upon a liquidity event, the Company may receive additional ownership in U.S. Gas & Electric, Inc.

(l) All or a portion of these securities may serve as collateral for the Firstrust Bank Bridge Loan.

(m) Deferred interest of $803,847, $303,877, $946,234 and $711,982 for Agri-Carriers Group, Legal Solutions Holdings, RXInnovation and The Results Companies, respectively, is shown as a receivable on the Consolidated Balance Sheet as of October 31, 2015.

(n) All or a portion of these securities may serve as collateral for the BB&T Credit Facility.

(o) All or a portion of these securities may serve as collateral for the Macquarie Energy trade supple credit facility

(p) All or a portion of these securities may serve as collateral for a loan made to Ohio Medical by another financial institution

PIK - Payment-in-kind

- Denotes zero cost or fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

October 31, 2014

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value

Non-control/Non-affiliated investments- 36.73% (a), (c), (f), (g)
Actelis Networks, Inc.	Technology Investment	Preferred Stock (150,602 shares) (d), (i)		$5,000,003	—
Biogenic Reagents	Renewable energy	Senior Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b)	$5,246,951	5,246,951	$5,246,951
		Senior Convertible Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b)	4,722,256	4,722,256	5,027,257
		Senior Note 12.0000% Cash, 4.0000% PIK, 09/30/2015 (b)	4,000,444	4,000,444	4,000,444
		Warrants (d)	1	—	—
				13,969,651	14,274,652
Biovation Holdings, Inc.	Manufacturer of Laminate Material and Composites	Bridge Loan 6.0000% Cash, 6.0000% PIK, 10/31/2014 (b), (h)	3,779,321	3,779,321	3,391,663
		Warrants (d)	3	397,677	—
				4,176,998	3,391,663
Custom Alloy Corporation	Manufacturer of Pipe Fittings	Second Lien Loan, 7.3000% Cash, 3.7000% PIK, 04/30/2020 (b)	23,000,000	23,000,000	23,000,000
		Unsecured Subordinated Loan 12.0000% Cash, 09/04/2016	6,500,000	6,500,000	6,500,000
				29,500,000	29,500,000
FOLIOfn, Inc.	Technology Investment - Financial Services	Preferred Stock (5,802,259 shares) (d), (i)		15,000,000	5,893,000
G3K Display, Inc.	Retail Store Fixtures	Senior Lien Loan 13.0000% Cash, 04/11/2019 (h)	5,625,000	5,625,000	—
		Warrants (d)	1	—	—
				5,625,000	—
Inland Environmental & Remediation LP	Environmental Services	Senior Secured Loan 12.0000% Cash, 04/17/2019	15,000,000	14,364,313	14,364,313
		Warrants (d)	1	713,000	713,000
				15,077,313	15,077,313
MainStream Data, Inc.	Technology Investment	Common Stock (5,786 shares) (d), (i)		3,750,000	—
Morey’s Seafood International, LLC	Food Services	Second Lien Loan 10.0000% Cash, 3.0000% PIK, 08/12/2018 (b)	15,338,768	15,338,768	15,591,635
NPWT Corporation	Medical Device Manufacturer	Series B Common Stock (281 shares) (d)		1,231,638	5,000
		Series A Convertible Preferred Stock (5,000 shares) (d)		—	81,000
				1,231,638	86,000
Prepaid Legal Services, Inc.	Consumer Services	Second Lien Term Loan , 9.7500% Cash, 07/01/2020	10,000,000	9,877,526	10,100,000
Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 10.0000% Cash, 4.0000% PIK , 10/01/2018 (b)	25,147,976	25,147,976	25,400,785
U.S. Spray Drying Holding Company	Specialty Chemicals	Class B Common Stock (784 shares)		5,488,000	5,488,000
		Secured Loan 12.0000% Cash, 05/02/2019	1,500,000	1,500,000	1,500,000
				6,988,000	6,988,000
Sub Total Non-control/Non-affiliated investments				150,682,873	126,303,048

Affiliate investments - 50.50% (a), (c), (f), (g)
Advantage Insurance Holdings LTD	Insurance	Preferred Stock (750,000 shares) (d)(e)		7,500,000	7,721,000
Centile Holdings B.V.	Software	Common Equity Interest (d), (e)		3,274,376	4,994,000
JSC Tekers Holdings	Real Estate Management	Common Stock (3,201 shares) (d), (e)		4,500	4,200
		Preferred Stock (9,159,085 shares) (d), (e)		11,810,188	6,157,906
				11,814,688	6,162,106
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d), (e)		52,846,140	50,600,000
SGDA Europe B.V.	Environmental Services	Common Equity Interest (d), (e)		28,544,800	9,996,664
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan, 13.0000% Cash, 07/01/2019	7,500,000	7,500,000	7,500,000
		Unsecured Loan 10.0000% Cash, 4.0000% PIK , 07/01/2018 (b)	3,041,550	3,041,550	3,041,550
		Convertible Series I Preferred Stock (32,200 shares) (d), (k), (m)		500,000	83,667,607
		Convertible Series J Preferred Stock (8,216 shares) (d), (m)		—	—
				11,041,550	94,209,157

Sub Total Affiliate investments				115,021,554	173,682,927

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments - (Continued)

October 31, 2014

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value
Control Investments - 42.93% (c), (f), (g)
Equus Total Return, Inc.	Regulated Investment Company	Common Stock (4,444,644 shares) (d)		$10,030,272	$9,778,217
Harmony Health & Beauty, Inc.	Health & Beauty - Distributor	Common Stock (147,621 shares) (a), (d)		6,700,000	—
MVC Automotive Group GmbH	Automotive Dealerships	Common Equity Interest (a), (d), (e)		45,662,438	21,548,000
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (a), (d), (j)		14,217,283	19,969,408
		General Partnership Interest (a), (d), (j)		362,686	503,924
				14,579,969	20,473,332
Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (8,512 shares) (a), (d), (n)		15,763,637	—
		Series A Convertible Preferred Stock 16.0000% PIK (28,981 shares) (a), (b), (n)		30,000,000	23,800,000
		Series C Convertible Preferred Stock 16.0000% PIK (9,178 shares) (a), (b), (n)		22,618,466	27,763,434
				68,382,103	51,563,434
RuMe Inc.	Consumer Products	Common Stock (5,297,548 shares) (a), (d)		924,475	924,475
		Series B-1 Preferred Stock (4,999,076 shares) (a), (d)		999,815	1,090,000
		Series C Preferred Stock (23,896,634 shares) (a), (d)		3,410,694	4,285,525
				5,334,984	6,300,000
SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (a), (d), (e)		2,300,000	1,225,000
Turf Products, LLC	Distributor - Landscaping and	Senior Subordinated Debt 7.0000% Cash, 4.0000% PIK, 11/01/2018 (a), (b)	$3,895,262	3,895,262	3,864,272
	Irrigation Equipment	Limited Liability Company Interest (a), (d)		3,535,694	3,991,794
		Guarantee (a)	1	—	(66,860)
		Warrants (a), (d)	150	—	—
				7,430,956	7,789,206
Velocitius B.V.	Renewable Energy	Common Equity Interest (a), (d), (e)		11,395,315	11,467,000
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000% Cash, 04/29/2015 (a)	600,000	600,000	600,000
		Common Stock (81,000 shares) (a), (d)		1,850,000	16,900,000
				2,450,000	17,500,000

Sub Total Control Investments				174,266,037	147,644,189

TOTAL PORTFOLIO INVESTMENTS - 130.16% (f)				$439,970,464	$447,630,164

Short-Term investments - 29.05% (f), (g)
U.S. Treasury Obligations	U.S. Government Securities	1.5000%, 10/31/19 (l)		$99,999,629	$99,897,404

Sub Total Short-Term investments				99,999,629	99,897,404

Cash Equivalents and Restricted Cash Equivalents - 4.26% (f), (g)
Fidelity Institutional Government Money Market Fund	Money Market Fund	Beneficial Shares (7,156,858 shares)		7,156,858	7,156,858
JP Morgan Prime Money Market Fund	Money Market Fund	Beneficial Shares (7,499,731 shares)		7,499,731	7,499,731
Total Cash Equivalents and Restricted Cash Equivalents				14,656,589	14,656,589

TOTAL INVESTMENTS - 163.47%				$554,626,682	$562,184,157

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

(i) Legacy Investments.

(j) MVC Private Equity Fund, LP is a private equity fund focused on control equity investments in the lower middle market.  The fund currently holds five investments, four located in the United States and one in Gibraltar, the investments are in the energy, services, contract manufacturing, and industrial sectors.  The Company’s proportional share of the Plymouth Rock Energy membership interest and loan and the Gibdock Limited equity interest is $6,894,951 and $7,030,040, respectively.

(k) Upon a liquidity event, the Company may receive additional ownership in U.S. Gas & Electric, Inc.

(l) All or a portion of these securities may serve as collateral for the BB&T Credit Facility.

(m) All or a portion of these securities may serve as collateral for the Macquarie Energy trade supple credit facility

(n) All or a portion of these securities may serve as collateral for a loan made to Ohio Medical by another financial institution

PIK - Payment-in-kind

- Denotes zero cost or fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

	For the Year Ended	For the Year Ended	For the Year Ended
	October 31, 2015	October 31, 2014	October 31, 2013
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$3,220	$69,956	$1,993
Affiliate investments	—	867,916	7,852,217
Control investments	1,002,872	—	426,300

Total dividend income	1,006,092	937,872	8,280,510

Payment-in-kind dividend income
Affiliate investments	—	216,928	269,900

Total payment-in-kind dividend income	—	216,928	269,900

Interest income
Non-control/Non-affiliated investments	12,579,802	7,074,870	3,206,590
Affiliate investments	1,303,835	2,756,306	3,319,241
Control investments	322,282	353,844	1,458,138

Total interest income	14,205,919	10,185,020	7,983,969

Payment-in-kind/Deferred interest income
Non-control/Non-affiliated investments	4,908,516	3,058,577	1,497,860
Affiliate investments	126,067	756,954	969,775
Control investments	155,810	155,810	619,495

Total payment-in-kind interest income	5,190,393	3,971,341	3,087,130

Fee income
Non-control/Non-affiliated investments	357,500	306,393	846,598
Affiliate investments	723,165	932,335	937,309
Control investments	966,992	323,001	1,068,910

Total fee income	2,047,657	1,561,729	2,852,817

Fee income - Asset Management [1]
Portfolio fees	1,023,210	1,314,441	557,071
Management fees	225,511	595,534	1,238,301

Total fee income - Asset Management	1,248,721	1,909,975	1,795,372

Other income	—	1,033,560	492,743

Total operating income	23,698,782	19,816,425	24,762,441

Operating Expenses:
Interest and other borrowing costs	10,230,140	9,442,466	6,724,270
Management fee	7,845,198	8,681,175	7,832,611
Audit & tax preparation fees	1,470,000	634,200	652,700
Legal fees	1,162,500	925,000	523,000
Portfolio fees - Asset Management [1]	767,408	985,831	417,803
Other expenses	750,531	411,266	543,422
Consulting fees	653,396	475,404	722,996
Directors’ fees	418,000	400,625	412,500
Insurance	347,426	346,020	333,700
Administration	236,918	259,351	254,961
Public relations fees	180,000	198,000	184,500
Management fee - Asset Management [1]	160,218	354,298	928,722
Printing and postage	85,595	21,352	84,712
Net Incentive compensation (Note 5)	(9,757,120)	(4,749,735)	3,828,184

Total operating expenses	14,550,210	18,385,253	23,444,081

Less: Voluntary Expense Waiver by Adviser [2]	(150,000)	(150,000)	(150,000)

Total waivers	(150,000)	(150,000)	(150,000)

Net operating income before taxes	9,298,572	1,581,172	1,468,360

Tax Expenses:
Current tax expense	1,756	1,755	3,600

Total tax expense	1,756	1,755	3,600

Net operating income	9,296,816	1,579,417	1,464,760

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized gain (loss) on investments
Short-term investments	302,246	—	—
Non-control/Non-affiliated investments	(2,073,793)	(575,763)	(6,073,420)
Affiliate investments	—	15,979,686	82,512
Control investments	5,593,975	1,115,855	49,655,826
Foreign currency	(122,168)	—	—

Total net realized gain on investments	3,700,260	16,519,778	43,664,918

Net unrealized depreciation on investments	(50,557,496)	(37,941,262)	(25,860,307)

Net realized and unrealized (loss) gain on investments	(46,857,236)	(21,421,484)	17,804,611

Net (decrease) increase in net assets resulting
from operations	$(37,560,420)	$(19,842,067)	$19,269,371

Net (decrease) increase in net assets per share
resulting from operations	$(1.66)	$(0.88)	$0.82

Dividends declared per share	$0.540	$0.540	$0.540

Weighted average number of shares outstanding[3]	22,702,821	22,632,584	23,334,367

1 These items are related to the management of the MVC Private Equity Fund, L.P. (“PE Fund”).  Please see Note 4 “Management” for more information.

2 Reflects TTG Advisers’ voluntary waiver of $150,000 of expenses for the 2015, 2014 and 2013 fiscal years that the Company would otherwise be obligated to reimburse TTG Advisers under the Advisory Agreement.  Please see Note 4 “Management” for more information.

3Please see Note 6 “Dividends and Distributions to Shareholders and Share Repurchase Program” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended	For the Year Ended
	October 31, 2015	October 31, 2014	October 31, 2013
Cash flows from Operating Activities:
Net (decrease) increase in net assets resulting from operations	$(37,560,420)	$(19,842,067)	$19,269,371
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized gain	(3,700,260)	(16,519,778)	(43,664,918)
Net change in unrealized depreciation	50,557,496	37,941,262	25,860,307
Amortization of discounts and fees	(751,909)	(1,077,667)	(206,914)
Increase in accrued payment-in-kind dividends and interest	(2,266,596)	(3,928,997)	(3,269,909)
Amortization of deferred financing fees	1,070,967	565,723	258,242
Allocation of flow through income	—	(485,973)	(246,753)
Changes in operating assets and liabilities:
Restricted cash	(1,000,034)	526,500	(312,000)
Restricted cash equivalents	762,500	—	—
Dividends, interest and fees receivable	(3,216,202)	2,340,501	1,030,804
Fee and other receivables	243,547	169,711	1,204,578
Escrow receivables, net of reserves	(292,744)	6,236,928	(5,245,365)
Prepaid expenses	37,284	(111,897)	218,597
Prepaid taxes	—	336	255
Incentive compensation (Note 5)	(9,757,120)	(4,749,735)	3,828,184
Other liabilities	705,945	195,710	(286,992)
Purchases of equity investments	(3,545,400)	(35,743,194)	(36,626,663)
Purchases of debt instruments	(59,076,952)	(67,927,323)	(58,890,199)
Purchases of short-term investments	(384,062,785)	(398,801,536)	(99,447,664)
Proceeds from equity investments (1)	25,943,104	33,896,303	65,708,035
Proceeds from debt instruments	39,304,386	28,612,098	37,361,029
Sales/maturities of short-term investments	394,544,993	348,605,381	49,846,875

Net cash provided by (used in) operating activities	7,939,800	(90,097,714)	(43,611,100)

Cash flows from Financing Activities:
Borrowings from senior notes	—	—	114,408,750
Borrowings from revolving credit facility	385,000,000	700,000,000	100,000,000
Repayments from revolving credit facility	(395,000,000)	(650,000,000)	(50,000,000)
Borrowings from bridge loan	36,672,481	—	—
Repayments from bridge loan	(28,672,481)	—	—
Repayments from Term Loan	—	—	(50,000,000)
Offering expenses	—	(139,000)	—
Repurchase of common stock	—	(4,114,967)	(16,673,207)
Share exchange	(7,427)	(221,424)	—
Financing fees paid	(533,746)	(273,092)	(3,523,737)
Distributions paid to shareholders	(12,259,524)	(12,215,899)	(12,526,704)

Net cash (used in) provided by financing activities	(14,800,697)	33,035,618	81,685,102

Net change in cash and cash equivalents for the year	(6,860,897)	(57,062,096)	38,074,002

Cash and cash equivalents, beginning of year	$17,172,464	$74,234,560	$36,160,558

Cash and cash equivalents, end of year	$10,311,567	$17,172,464	$74,234,560

(1) For the year ended October 31, 2014 and October 31, 2013, proceeds from equity investments includes $868,286 and $5,627,657 from escrow receivables, net of reserves, respectively.

During the year ended October 31, 2015, 2014 and 2013  MVC Capital, Inc. paid $8,968,280, $8,729,321 and $5,890,475 in interest expense, respectively.

During the year ended October 31, 2015, 2014 and 2013 MVC Capital, Inc. paid $1,823, $1,420 and $3,345 in income taxes, respectively.

Non-cash activity:

During the year ended October 31, 2015, 2014 and 2013, MVC Capital, Inc. recorded payment in kind dividend and interest of $2,266,596, $3,928,997 and $3,269,909, respectively. This amount was added to the principal balance of the investments and recorded as dividend/interest income.

During the year ended October 31, 2014 and 2013, MVC Capital, Inc. was allocated $1,033,361 and $492,743, respectively, in flow-through income from its equity investment in Octagon Credit Investors, LLC.  Of these amounts, $547,388 and $245,990, respectively, was received in cash and the balance of $485,973 and $246,753, respectively, was undistributed and therefore increased the cost of the investment.  The fair value was then increased by $101,099 and $246,753, respectively, by the Company’s Valuation Committee.

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

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Changes in Net Assets

	For the Year Ended	For the Year Ended	For the Year Ended
	October 31, 2015	October 31, 2014	October 31, 2013

Operations:
Net operating income	$9,296,816	$1,579,417	$1,464,760
Net realized gain on investments	3,700,260	16,519,778	43,664,918
Net change in unrealized depreciation on investments	(50,557,496)	(37,941,262)	(25,860,307)

Net (decrease) increase in net assets from operations	(37,560,420)	(19,842,067)	19,269,371

Shareholder Distributions from:
Income	(9,296,816)	(1,579,417)	(10,746,923)
Realized gain	(2,962,708)	(10,636,482)	—
Return of capital	—	—	(1,779,781)

Net decrease in net assets from shareholder distributions	(12,259,524)	(12,215,899)	(12,526,704)

Capital Share Transactions:
Reissuance of treasury stock for share exchange	—	4,350,722	—
Provision for share exchange	(7,427)	(221,424)	—
Offering expenses	—	(139,000)	—
Repurchase of common stock	—	(4,114,967)	(16,673,207)

Net decrease in net assets from capital share transactions	(7,427)	(124,669)	(16,673,207)

Total decrease in net assets	(49,827,371)	(32,182,635)	(9,930,540)

Net assets, beginning of year	343,902,958	376,085,593	386,016,133

Net assets, end of year	$294,075,587	$343,902,958	$376,085,593

Common shares outstanding, end of year	22,702,821	22,702,821	22,617,688

Undistributed net operating income	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

	For the	For the	For the	For the	For the
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	October 31, 2015	October 31, 2014	October 31, 2013	October 31, 2012	October 31, 2011

Net asset value, beginning of year	$15.15	$16.63	$16.14	$17.54	$17.71

Gain from operations:
Net operating income (loss)	0.41	0.07	0.06	0.88	(0.10)
Net realized and unrealized (loss) gain on investments	(2.07)	(0.95)	0.76	(1.78)	0.40

Total (loss) gain from investment operations	(1.66)	(0.88)	0.82	(0.90)	0.30

Less distributions from:
Income	(0.41)	(0.07)	(0.46)	(0.50)	—
Realized gain	(0.13)	(0.47)	—	—	—
Return of capital	—	—	(0.08)	—	(0.48)

Total distributions	(0.54)	(0.54)	(0.54)	(0.50)	(0.48)

Capital share transactions
Dilutive effect of share issuance	—	(0.10)	—	—	—
Anti-dilutive effect of share repurchase program	—	0.04	0.21	—	0.01

Total capital share transactions	—	(0.06)	0.21	—	0.01

Net asset value, end of year	$12.95	$15.15	$16.63	$16.14	$17.54
Market value, end of year	$8.32	$11.27	$13.83	$12.36	$12.93
Market discount	(35.75)%	(25.61)%	(16.84)%	(23.42)%	(26.28)%
Total Return - At NAV (a)	(11.08)%	(5.75)%	6.52%	(5.21)%	1.80%
Total Return - At Market (a)	(21.85)%	(14.97)%	16.65%	0.44%	0.35%
Ratios and Supplemental Data:
Portfolio turnover ratio	15.19%	14.16%	25.20%	3.31%	13.90%
Net assets, end of year (in thousands)	$294,076	$343,903	$376,086	$386,016	$419,510

Ratios to average net assets:
Expenses including tax expense	4.54%	5.04%	6.19%	2.17%	4.38%
Expenses excluding tax expense	4.54%	5.04%	6.19%	2.17%	4.39%

Net operating income (loss) before tax expense	2.93%	0.44%	0.39%	5.22%	(0.54)%
Net operating income (loss) after tax expense	2.93%	0.44%	0.39%	5.22%	(0.55)%

Ratios to average net assets excluding waivers:
Expenses including tax expense	4.59%	5.08%	6.23%	2.80%	4.44%
Expenses excluding tax expense	4.59%	5.08%	6.23%	2.80%	4.45%

Net operating income (loss) before tax expense	2.89%	0.40%	0.35%	4.59%	(0.60)%
Net operating income (loss) after tax expense	2.89%	0.40%	0.35%	4.59%	(0.61)%

(a) Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the year.

(b) Supplemental Ratio information

Ratios to average net assets: (b)
Expenses excluding incentive compensation	7.62%	6.35%	5.17%	4.21%	3.92%
Expenses excluding incentive compensation, interest and other borrowing costs	4.39%	3.75%	3.39%	3.38%	3.18%

Net operating (loss) income before incentive compensation	(0.15)%	(0.87)%	1.41%	3.18%	(0.08)%
Net operating income before incentive compensation, interest and other borrowing costs	3.08%	1.73%	3.19%	4.01%	0.66%

Ratios to average net assets excluding waivers: (b)
Expenses excluding incentive compensation	7.67%	6.40%	5.21%	4.27%	3.98%
Expenses excluding incentive compensation, interest and other borrowing costs	4.44%	3.79%	3.43%	3.44%	3.24%

Net operating (loss) income before incentive compensation	(0.19)%	(0.92)%	1.37%	3.12%	(0.14)%
Net operating income before incentive compensation, interest and other borrowing costs	3.04%	1.69%	3.15%	3.95%	0.60%

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Notes to Consolidated Financial Statements
October 31, 2015

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

The Company had entered into an advisory agreement with meVC Advisers, Inc. (the “Former Advisor”), which had entered into a sub-advisory agreement with Draper Fisher Jurvetson MeVC Management Co., LLC (the “Former Sub-Advisor”). On June 19, 2002, the Former Advisor resigned without prior notice to the Company as its investment advisor.  This resignation resulted in the automatic termination of the advisory agreement between the Former Advisor and the Former Sub-Advisor to the Company.  As a result, the Company’s board internalized the Company’s operations, including management of the Company’s investments.

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

During fiscal year ended October 31, 2014, MVC Turf, LLC (“MVC Turf”) was consolidated with the Company as MVC Turf is an MVC wholly-owned holding company. The consolidation of MVC Turf did not have any material effect on the financial position or net results of operations of the Company.  Of the $7.8 million in cash on the Company’s Consolidated Balance Sheets as of October 31, 2015, approximately $360,000 was held by MVC Turf, an MVC wholly-owned holding company.

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

ln May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). ASU 2014-09 addresses the reporting of revenue by most entities and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. This update is effective in fiscal periods beginning after December 15, 2016. Early application is not permitted. The impact on our financial statements of adopting ASU 2014-09 is currently being assessed by management.

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

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Under this guidance, debt issuance costs related to a recognized debt liability are to be presented as a direct deduction from the debt liability rather than as an asset on the balance sheet, consistent with debt discounts. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015 The Company does not expect the adoption of  ASU 2015-03 to have a material impact on our financial statements.

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). The new guidance removes the requirement that investments for which NAV is determined based on practical expedient reliance be reported utilizing the fair value hierarchy. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015.  The Company does not expect the adoption of ASU 2015-07 to have a material impact on our financial statements.

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

Currently, our NAV per share is calculated and published on a quarterly basis.  The Company calculates our NAV per share by subtracting all liabilities from the total value of our portfolio securities and other assets and dividing the result by the total number of outstanding shares of our common stock on the date of valuation.  Fair values of foreign investments reflect exchange rates, as applicable, in effect on the last business day of the quarter end.  Exchange rates fluctuate on a daily basis, sometimes significantly.  Exchange rate fluctuations subsequent to the measurement date of the most recent fiscal year end are not reflected in the valuations reported in this Annual Report.  See Item 1A Risk Factor (Unaudited), “Investments in foreign debt or equity may involve significant risks in addition to the risks inherent in U.S. investments.”

At October 31, 2015 and October 31, 2014, approximately 76.08% and 75.79%, respectively, of total assets represented investments in portfolio companies recorded at fair value (“Fair Value Investments”).

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

The Company’s investment objective is to seek to maximize total return from capital appreciation and/or income, though our current focus is more yield generating investments.  The Company seeks to achieve its investment objective by providing debt and equity financing to companies that are, for the most part, privately owned (“Portfolio Companies”).  The Company’s current investments in Portfolio Companies consist principally of senior and subordinated loans, venture capital, mezzanine and preferred instruments and private equity investments.  During the fiscal year ended October 31, 2015, the Company made eight new investments and made 5 follow-on investments in 4 existing portfolio companies committing a total of $62.4 million of capital to these investments. At October 31, 2015, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $400.9 million with a cost basis of $443.7 million.

Our investments are carried at fair value in accordance with ASC 820. Unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of the Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction.  At October 31, 2015, we did not own restricted or unrestricted securities of any publicly traded company in which we have a majority-owned interest but did own one security in which we have a minority-owned interest.

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

For Controlled Companies, in assessing enterprise value, the Valuation Committee considers the mergers and acquisitions (“M&A”) market as the principal market in which the Company would sell its investments in portfolio companies under circumstances where the Company has the ability to control or gain control of the board of directors of the portfolio company (“Control Companies”).  This approach is consistent with the principal market that the Company would use for its portfolio companies if the Company has the ability to initiate a sale of the portfolio company as of the measurement date, i.e., if it has the ability to control or gain control of the board of directors of the portfolio company as of the measurement date.  In evaluating if the Company can control or gain control of a portfolio company as of the measurement date, the Company takes into account its equity securities on a fully diluted basis, as well as other factors.

For non-Control Companies, consistent with ASC 820 in assessing the enterprise value, the Valuation Committee considers a hypothetical secondary market as the principal market in which it would sell investments in those companies.  The Company also considers other valuation methodologies such as the Option Pricing Method and liquidity preferences when valuing minority equity positions of a portfolio company.

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

For loans and debt securities of Control Companies, the Valuation Committee determines fair value based on the estimate of the enterprise value of the portfolio company.  To the extent the enterprise value exceeds the remaining principal amount of the loan and all other debt securities of the company, the fair value of such securities is generally estimated to be their cost.  However, where the enterprise value is less than the remaining principal amount of the loan and all other debt securities, the Valuation Committee may discount the value of such securities to reflect an impairment.

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

When the Company receives nominal cost warrants or free equity securities (“nominal cost equity”) with a debt security, the Company typically allocates its cost basis in the investment between debt securities and nominal cost equity at the time of origination.  If the Company is not reimbursed for investment or transaction related costs at the time an investment is made, the Company typically capitalizes those costs to the cost basis of the investment.

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

Investment Transactions and Related Operating Income — Investment transactions and related revenues and expenses are accounted for on the trade date.  The cost of securities sold is determined on a first-in, first-out basis, unless otherwise specified.  Dividend income and distributions on investment securities is recorded on the ex-dividend date.  The tax characteristics of such distributions received from our Portfolio Companies will be determined by whether or not the distribution was made from the investment’s current taxable earnings and profits or accumulated taxable earnings and profits from prior years. Interest income, which includes accretion of discount and amortization of premium, if applicable, is recorded on the accrual basis to the extent that such amounts are expected to be collected.  Fee income includes fees for guarantees and services rendered by the Company or its wholly-owned subsidiary to Portfolio Companies and other third parties such as due diligence, structuring, transaction services, monitoring services, and investment advisory services. Guaranty fees are recognized as income over the related period of the guaranty. Due diligence, structuring, and transaction services fees are generally recognized as income when services are rendered or when the related transactions are completed. Monitoring and investment advisory services fees are generally recognized as income as the services are rendered.  Any fee income determined to be loan origination fees is accreted into income over the respective terms of the applicable loans and any original issue discount and market discount are capitalized and then amortized into income using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized original issue discount or market discount is recorded as a realized gain.  For investments with PIK interest and dividends, we base income and dividend accrual on the valuation of the PIK notes or securities received from the borrower.  If the portfolio company indicates a value of the PIK notes or securities that is not sufficient to cover the contractual interest or dividend, the Company does not accrue interest or dividend income on the notes or securities.

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

Cash Equivalents - For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all money market and all highly liquid temporary cash investments purchased with an original maturity of less than three months to be cash equivalents. As of October 31, 2015, the Company had approximately $2.6 million in cash equivalents and approximately $7.8 million in cash totaling approximately $10.4 million.  Of the $7.8 million in cash, approximately $360,000 was held by MVC Turf, an MVC wholly-owned holding company.  As of October 31, 2014, the Company had approximately $8.4 million in cash equivalents and approximately $8.8 million in cash totaling approximately $17.2 million.  Of the $8.8 million in cash, approximately $380,000 was held by MVC Turf, an MVC wholly-owned holding company.

Restricted Cash and Cash Equivalents - Cash and cash equivalent accounts that are not available to the Company for day—to-day use and are legally restricted are classified as restricted cash. Restricted cash and cash equivalents are carried at cost, which approximates fair value.  On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is related to a project guarantee by AB DnB NORD bankas to Security Holdings B.V., a portfolio company investment, and is classified as restricted cash equivalents on the Company’s Consolidated Balance Sheets (equivalent to approximately $5.5 million at October 31, 2015 and approximately $6.3 million at October 31, 2014).  The Company also had approximately $1.0 million in restricted cash related to Inland’s working capital line of credit, which is classified as restricted cash on the Company’s consolidated balance sheet at October 31, 2015,.

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

Income Taxes — To be taxed as a regulated investment company (“RIC”), the Company is required (amongst other things) to distribute to its shareholders, in a timely manner, at least 90% of its investment company taxable income and 90% of its net tax-exempt income each year.  If the Company distributes, in a calendar year, at least 98% of its ordinary income and 98.2% of its capital gain net income for the one year period ending October 31st of such calendar year (as well as any undistributed amounts from previous years), it will not be liable for the 4% non-deductible federal excise tax on certain undistributed income of RICs.

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

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. There were no uncertain tax positions as of October 31, 2015 that needed to be recorded or disclosed on the financial statements.  The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the fiscal year ended October 31, 2015, the Company did not incur any interest or penalties.  Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS.  The fiscal years 2012, 2013, 2014 and 2015 for the Company and MVCFS remain subject to examination by the federal, state and local tax authorities.

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

Our Board of Directors, including all of the Independent Directors, last approved a renewal of the Advisory Agreement at their in-person meeting held on October 23, 2014.

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

The Advisory Agreement provides for an expense cap pursuant to which TTG Advisers will absorb or reimburse operating expenses of the Company, to the extent necessary to limit the Company’s expense ratio (the consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation and extraordinary expenses taken as a percentage of the Company’s average net assets) to 3.5%.

On various dates, TTG Advisers and the Company entered into annual agreements to extend the expense cap of 3.5% to the 2013 and 2014 fiscal years (“Expense Limitation Agreement”).  The Company and the Adviser also agreed to continue the expense cap into fiscal year 2015, though they modified the methodology so that the cap limits the Company’s ratio of expenses to total assets less cash (the “Modified Methodology”), consistent with the asset level used to calculate the base management fee. (The expenses covered by the cap remain unchanged.)  On October 29, 2015, the Board approved the renewal of the Advisory Agreement for the 2016 fiscal year. Further, the Adviser agreed to waive a portion of the base management fee so that it is reduced to 1.50% for fiscal year 2016. In addition, the Adviser agreed to waive $1 million of any incentive fee on capital gains if and when payable to the Adviser under the Advisory Agreement. Please see Note 17 to our consolidated financial statements “Subsequent Events” for more information. Furthermore, the Company and the Adviser agreed to reduce the expense cap for fiscal 2016 to 3.25% under the Modified Methodology.  The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2013 through 2015, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement for its allocable portion of the compensation payable to certain officers of the Company, which may not exceed $200,000 per year in the aggregate (the “Voluntary Waiver”).  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.

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

As of October 31, 2014, the balance of the management fee payable on the Company’s consolidated balance sheet was approximately $1.5 million, which reflected a reduced amount due to prior overpayments to TTG Advisers related to the restatement of the 2013 annual financial statements, and 2013 and 2014 interim financial statements.  The management fee payable was reduced in this regard by approximately $824,000.  As of October 31, 2015, the balance of the management fee payable reflected an overpayment reducing the fee payable by approximately $16,000.

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

At October 31, 2012, the provision for estimated incentive compensation was approximately $15.7 million.  During the fiscal year ended October 31, 2013, this provision for incentive compensation was increased by a net amount of approximately $3.8 million to approximately $19.5 million.  The net increase in the provision for incentive compensation during the year ended October 31, 2013 reflects the Valuation Committee’s determination to increase the fair values of ten of the Company’s portfolio investments (Custom Alloy, Octagon, Security Holdings, Turf, Vestal, Centile, Biovation, Prepaid Legal, U.S. Gas, and SIA Tekers) by a total of approximately $43.9 million and the difference between the amount received from the sale of Summit and Summit’s carrying value at January 31, 2013, which was an increase of approximately $3.6 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.1 million due to a PIK distribution, which was treated as a return of capital.  The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of nine of the Company’s portfolio investments (Ohio Medical, SGDA Europe, MVC Automotive, NPWT, Freshii, HH&B, Velocitius, RuMe and JSC Tekers) by a total of approximately $29.1 million and reflects the $84,000 realized gain related to NPWT.  For the fiscal year ended October 31, 2013, no incentive compensation was paid.  Also, for the year ended October 31, 2013, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.

At October 31, 2013, the provision for estimated incentive compensation was approximately $19.5 million.  During the fiscal year ended October 31, 2014, this provision for incentive compensation was decreased by a net amount of approximately $4.7 million to approximately $14.7 million.  The net decrease in the provision for incentive compensation during the fiscal year ended October 31, 2014 primarily reflects the Valuation Committee’s determination to decrease the fair values of eleven of the Company’s portfolio investments (MVC Automotive, G3K, Ohio Medical, NPWT, U.S. Gas, Velocitius, Octagon, Tekers, JSC Tekers, SGDA Europe and Biovation) by a total of approximately $40.7 million.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of twelve of the Company’s portfolio investments (Custom Alloy, Advantage, Biogenic, PrePaid Legal, RuMe, Freshii, Centile, Security Holdings, Summit, Morey’s, Turf and Vestal) by a total of approximately $11.5 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $4.0 million due to a PIK distribution, which was treated as a return of capital.  For the fiscal year ended October 31, 2014, no incentive compensation was paid.  Also, for the fiscal year ended October 31, 2014, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.

At October 31, 2014, the provision for estimated incentive compensation was approximately $14.7 million. During the fiscal year ended October 31, 2015, the provision for incentive compensation was decreased by a net amount of approximately $9.7 million to approximately $5.0 million.  The net decrease in the provision for incentive compensation during the fiscal year ended October 31, 2015 primarily reflects the Valuation Committee’s determination to decrease the fair values of sixteen of the Company’s portfolio investments (Custom Alloy, NPWT, BAC, SIA Tekers Invest (“Tekers”), PrePaid Legal, Centile, Biovation, Inland, MVC Automotive, Ohio Medical, SGDA Europe, Security Holdings, JSC Tekers, Morey’s, Velocitius and Equus) by a total of approximately $58.2 million.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of five of the Company’s portfolio investments (Turf, RuMe, Biogenic, Advantage Insurance and SCSD) by a total of approximately $4.3 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $4.7 million due to a PIK distribution, which was treated as a return of capital.  For the fiscal year ended October 31, 2015, no incentive compensation was paid.  Also, for the fiscal year ended October 31, 2015, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.

6.                                      Dividends and Distributions to Shareholders

As a RIC, the Company is required to distribute to its shareholders, in a timely manner, at least 90% of its investment company taxable income and tax-exempt income each year.  The Company did meet this requirement for the fiscal year ended October 31, 2015.  If the Company distributes, in a calendar year, at least 98% of its income and 98.2% of its capital gains of such calendar year (as well as any portion of the respective 2% balances not distributed in the previous year), it will not be subject to the 4% non-deductible federal excise tax on certain undistributed income of RICs.

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

For the Fiscal Year Ended October 31, 2015

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

On October 16, 2015, the Company’s Board of Directors declared a dividend of $0.135 per share.  The dividend was paid on October 30, 2015 to shareholders of record on October 26, 2015 and amounted to $3,064,881.

During the quarter ended October 31, 2015, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 7,140 shares of our common stock at an average price of $8.33, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

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

The principal equity owner of TTG Advisers is Mr. Tokarz, our Chairman.  Our senior officers and Mr. Holtsberg, a Director of the Company, have other financial interests in TTG Advisers (i.e., based on TTG Advisers’ performance).  In addition, our officers and the officers and employees of TTG Advisers may serve as officers, directors or principals of entities that operate in the same or related line of business as we do or of investment funds managed by TTG Advisers or our affiliates.  However, TTG Advisers intends to allocate investment opportunities in a fair and equitable manner.  Our Board of Directors has approved a specific policy in this regard that is set forth in this Form 10-K.

8.                                      Concentration of Market and Credit Risk

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments and escrow receivables (other than cash equivalents), which collectively represented approximately 77.62% and 77.48% of the Company’s total assets at October 31, 2015 and October 31, 2014, respectively. As discussed in Note 9, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the Company’s portfolio investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include foreign investments (which subject the Company to additional risks such as currency, geographic, demographic and operational risks), entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.  Additionally, we are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate.  As of October 31, 2015, the fair value of our largest investment, U.S. Gas & Electric, Inc. (“U.S. Gas”), comprised 18.3% of our total assets and 32.1% of our net assets.  The Company’s investments in short-term securities are generally in U.S. government securities, with a maturity of greater than three months but generally less than one year or other high quality and highly liquid investments.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents.

The following table shows the portfolio composition by industry grouping at fair value as a percentage of net assets as of October 31, 2015 and 2014.

	October 31, 2015	October 31, 2014
Energy Services	32.08%	27.39%
Electrical Engineering	15.40%	14.71%
Medical Device Manufacturer	13.12%	15.02%
Manufacturer of Pipe Fittings	9.06%	8.58%
Private Equity	7.65%	5.95%
Business Services	6.02%	0.00%
Renewable Energy	5.88%	7.49%
Software	5.17%	1.45%
Food Services	4.89%	4.53%
Environmental Services	4.77%	7.29%
Consumer Products	4.70%	1.83%
Automotive Dealerships	4.57%	6.27%
Transportation	4.00%	0.00%
Insurance	2.73%	2.25%
Distributor - Landscaping and Irrigation Equipment	2.66%	2.26%
Regulated Investment Company	2.60%	2.84%
Specialty Chemicals	2.51%	9.42%
Iron Foundries	2.23%	5.09%
Technology Investment - Financial Services	1.90%	1.71%
Real Estate Management	1.72%	1.79%
Electronics Manufacturing and Repair	1.70%	0.00%
Restaurants	0.66%	0.00%
Manufacturer of Laminate Material and Composites	0.18%	0.99%
Port Facilities	0.12%	0.36%
Consumer Services	0.00%	2.94%
Health & Beauty - Distributor	0.00%	0.00%
Retail Store Fixtures	0.00%	0.00%
	136.32%	130.16%

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•                  Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date.  We valued one of our investments using Level 1 inputs as of October 31, 2015.

•                  Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly or other inputs that are observable or can be corroborated by observable market data. Additionally, the Company’s interests in Investment Vehicles that can be withdrawn by the Company at the net asset value reported by such Investment Vehicle as of the measurement date, or within six months of the measurement date, are generally categorized as Level 2 investments.  We valued our U.S. Treasury obligations using Level 2 inputs as of October 31, 2015.

•                  Level 3: Level 3 inputs are unobservable and cannot be corroborated by observable market data. Additionally, included in Level 3 are the Company’s interests in Investment Vehicles from which the Company cannot withdraw at the net asset value reported by such Investment Vehicles as of the measurement date, or within six months of the measurement date.  We use Level 3 inputs for measuring the fair value of substantially all of our investments. See Note 3 “Significant Accounting Policies” for the investment valuation policies used to determine the fair value of these investments.

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

The following fair value hierarchy table sets forth our investment portfolio by level as of October 31, 2015 and 2014 (in thousands):

	October 31, 2015
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$138,471	$138,471
Common Stock	7,645	—	7,953	15,598
Preferred Stock	—	—	149,026	149,026
Warrants	—	—	1,661	1,661
Common Equity Interest	—	—	69,677	69,677
LP Interest of the PE Fund	—	—	21,940	21,940
GP Interest of the PE Fund	—	—	552	552
LLC Interest	—	—	3,992	3,992
Guarantee	—	—	(41)	(41)
Escrow Receivable	—	—	293	293
Short-term investments	—	89,682	—	89,682
Total Investments, net	$7,645	$89,682	$393,524	$490,851

	October 31, 2014
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$129,129	$129,129
Common Stock	9,778	—	24,547	34,325
Preferred Stock	—	—	160,459	160,459
Warrants	—	—	713	713
Common Equity Interest	—	—	98,606	98,606
LP Interest of the PE Fund	—	—	19,969	19,969
GP Interest of the PE Fund	—	—	504	504
LLC Interest	—	—	3,992	3,992
Guarantee	—	—	(67)	(67)
Escrow receivables	—	—	—	—
Short-term investments	—	99,897	—	99,897
Total Investments, net	$9,778	$99,897	$437,852	$547,527

A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.  Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur.  During the fiscal year ended October 31, 2015 and October 31, 2014, there were no transfers in and out of Level 1 or 2.

The following tables sets forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the fiscal years ended October 31, 2015 and October 31, 2014 (in thousands):

									Total Loss for the Year Included in Earnings Attributable to the Change in Unrealized Appreciation (Depreciation) on Investments held as of October 31, 2015

			Reversal of Prior
			Period	Unrealized
	Balances,		(Appreciation)	Appreciation				Balances,
	November 1,	Realized Gains	Depreciation on	(Depreciation)			Transfers In &	October 31,
	2014	(Losses) (1)	Realization (2)	(3)	Purchases (4)	Sales (5)	Out of Level 3	2015
Senior/Subordinated Loans and credit facilities	$129,129	$(2,073)	$1,943	$(12,193)	$61,216	$(39,551)	$—	$138,471	$(15,048)
Common Stock	24,547	8,340	(8,350)	(718)	1,034	(16,900)	—	7,953	(22,544)
Preferred Stock	160,459	—	—	(16,148)	4,715	—	—	149,026	52,187
Warrants	713	—	—	328	620	—	—	1,661	(70)
Common Equity Interest	98,606	(2,730)	(72)	(20,508)	3,046	(8,665)	—	69,677	(63,696)
LP Interest of the PE Fund	19,969	—	—	1,971	—	—	—	21,940	8,101
GP Interest of the PE Fund	504	—	—	48	—	—	—	552	199
LLC Interest	3,992	—	—	—	—	—	—	3,992	456
Guarantees	(67)	—	—	26	—	—	—	(41)	(41)
Escrow Receivable	—	—	—	(15)	308	—	—	293	—
Total	$437,852	$3,537	$(6,479)	$(47,209)	$70,939	$(65,116)	$—	$393,524	$(40,456)

									Total Loss for the Year Included in Earnings Attributable to the Change in Unrealized Appreciation (Depreciation) on Investments held as of October 31, 2014

			Reversal of Prior
			Period	Unrealized
	Balances,		(Appreciation)	Appreciation				Balances,
	November 1,	Realized Gains	Depreciation on	(Depreciation)			Transfers In &	October 31,
	2013	(Losses) (1)	Realization (2)	(3)	Purchases (4)	Sales (5)	Out of Level 3	2014
Senior/Subordinated Loans and credit facilities	$113,153	$(170)	$980	$(6,010)	$72,050	$(50,874)	$—	$129,129	$(5,011)
Common Stock	19,593	—	—	4,190	764	—	—	24,547	(13,466)
Preferred Stock	180,357	13,000	(10,000)	(15,606)	19,469	(26,761)	—	160,459	63,620
Warrants	220	(34)	15	409	825	(722)	—	713	(398)
Common Equity Interest	82,539	—	—	(15,946)	32,013	—	—	98,606	(43,117)
LP Interest of the PE Fund	11,384	—	—	3,465	5,120	—	—	19,969	5,752
GP Interest of the PE Fund	288	—	—	85	131	—	—	504	141
LLC Interest	10,386	2,989	(4,128)	525	487	(6,267)	—	3,992	456
Guarantees	—	—	—	(67)	—	—	—	(67)	(67)
Escrow receivables	6,237	869	—	—	—	(7,106)	—	—	—
Total	$424,157	$16,654	$(13,133)	$(28,955)	$130,859	$(91,730)	$—	$437,852	$7,912

(1)                                     Included in net realized gain (loss) on investments in the Consolidated Statement of Operations.

(2)                                     Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statement of Operations related to securities disposed of during the fiscal years ended October 31, 2015 and 2014, respectively.

(3)                                     Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statement of Operations related to securities held at October 31, 2015 and 2014, respectively.  As of October 31, 2015, unrealized depreciation of Level 3 investments was approximately $40.5 million and as of October 31, 2014 unrealized appreciation of Level 3 investments was approximately $7.9 million.

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

In accordance with ASU 2011-04, the following table summarizes information about the Company’s Level 3 fair value measurements as of October 31, 2015 and October 31, 2014 (Fair Value is disclosed in thousands):

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range		Weighted
	10/31/2015	Valuation technique	Unobservable input	Low	High	average (a)

Common Stock (c) (d)	$7,953	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%
			Real Estate Appraisals	N/A	N/A	N/A

		Income Approach	Discount Rate	15.0%	30.0%	29.9%

		Market Approach	Revenue Multiple	2.0x	2.0x	2.0x
			EBITDA Multiple	4.7x	4.7x	4.7x
			Forward EBITDA Multiple	7.0x	7.0x	7.0x
			Discount to Letter of Intent	2.4%	2.4%	2.0%

Senior/Subordinated loans	$137,462	Market Approach	EBITDA Multiple	5.0x	6.0x	5.1x
and credit facilities (b) (d)			Forward EBITDA Multiple	7.0x	7.0x	7.0x

		Income Approach	Required Rate of Return	10.3%	35.0%	15.6%
			Discount Rate	14.9%	14.9%	14.9%
			Perpetual Growth Rate of Free Cash Flow	2.0%	2.0%	0.0%

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A	N/A	N/A

LP Interest (e)	$21,940	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%

GP Interest (e)	$552	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%

LLC Interest	$3,992	Market Approach	EBITDA Multiple	6.0x	6.0x	6.0x

Common Equity Interest	$69,677	Market Approach	Revenue Multiple	2.0x	2.0x	2.0x
			Forward EBITDA Multiple	7.0x	7.0x	7.0x
			EBITDA Multiple	5.5x	5.6x	5.6x
			Multiple of Book Value	1.0x	1.0x	1.0x

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A	N/A	N/A

		Income Approach	Discount Rate	13.0%	15.9%	15.6%
			Perpetual Growth Rate of Free Cash Flow	3.0%	3.0%	3.0%

Preferred Stock (c)	$149,026	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%
			Real Estate Appraisals	N/A	N/A	N/A

		Market Approach	Revenue Multiple	2.0x	2.0x	2.0x
			EBITDA Multiple	5.0x	5.0x	3.4x
			% of AUM	0.82%	0.82%	0.82%
			Illiquidity Discount	30.0%	30.0%	30.0%
			Multiple of Book Value	1.0x	1.0x	1.0x
			EBT Multiple	20.7x	20.7x	20.7x
			Discount to Letter of Intent	2.4%	2.4%	2.4%

		Income Approach	Discount Rate	15.0%	15.9%	15.9%
			Perpetual Growth Rate of Free Cash Flow	2.5%	2.5%	2.5%

Warrants	$2,670	Market Approach	Discount to Enterprise Value of Joint Venture	0.0%	0.0%	0.0%

Guarantees	$(41)	Income Approach	Discount Rate	7.3%	7.3%	7.3%

Escrows	$293	Income Approach	Discount Rate	5.0%	5.0%	5.0%

Total	$393,524

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

(e) Practical expedient is used utilizing the net asset valuations provided by the GP

* The above table excludes certain investments whose fair value is zero due to certain specific situations at the portfolio company level.

NM - Not Meaningful

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range		Weighted
	10/31/2014	Valuation technique	Unobservable input	Low	High	average (a)

Common Stock (c) (d)	$24,547	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	100.0%	0.0%
			Real Estate Appraisals	N/A	N/A	N/A

		Income Approach	Discount Rate	12.6%	15.0%	12.6%
			Perpetual Growth Rate of Free Cash Flow	3.0%	3.0%	3.0%

		Market Approach	Revenue Multiple	2.0x	2.0x	2.0x
			EBITDA Multiple	5.0x	9.0x	5.0x
			Forward EBITDA Multiple	5.5x	5.5x	5.5x

Senior/Subordinated loans and credit facilities (b) (d)	$129,129	Adjusted Net Asset Approach	Discount to Net Asset Value	30.0%	30.0%	30.0%

		Market Approach	EBITDA Multiple	5.0x	10.2x	8.0x
			Forward EBITDA Multiple	5.0x	5.5x	5.1x
			Market Quotes	101.0%	101.0%	101.0%
			Discount to Forward EBITDA	15.0%	15.0%	15.0%

		Income Approach	Discount Rate	12.6%	12.6%	12.6%
			Perpetual Growth Rate of Free Cash Flow	3.0%	3.0%	3.0%
			Required Rate of Return	9.2%	16.0%	11.7%

LP Interest (e)	$19,969	Adjusted Net Asset Approach	Discount to Net Asset Value	N/A	N/A	N/A

GP Interest (e)	$504	Adjusted Net Asset Approach	Discount to Net Asset Value	N/A	N/A	N/A

LLC Interest	$3,992	Market Approach	EBITDA Multiple	6.0x	6.0x	6.0x

Common Equity Interest	$98,606	Market Approach	Revenue Multiple	2.0x	2.0x	2.0x
			Forward EBITDA Multiple	7.0x	7.0x	7.0x
			EBITDA Multiple	5.0x	5.5x	5.2x
			Euros per TTM MWhr	€0.70	€0.70	€0.70
			Multiple of Book Value	1.0x	1.0x	1.0x

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A	N/A	N/A

		Income Approach	Discount Rate	8.0%	15.5%	13.5%
			Perpetual Growth Rate of Free Cash Flow	3.0%	3.0%	3.0%

Preferred Stock (c)	$160,459	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%
			Real Estate Appraisals	N/A	N/A	N/A

		Market Approach	Revenue Multiple	2.0x	2.0x	2.0x
			EBITDA Multiple	9.0x	9.0x	9.0x
			% of AUM	1.06%	1.06%	1.06%
			Illiquidity Discount	30.0%	30.0%	30.0%
			Multiple of Book Value	1.0x	1.0x	1.0x
			EBT Multiple	16.1x	16.1x	16.1x
			Forward EBITDA Multiple	5.0x	5.0x	5.0x
			Discount to Forward EBITDA	15.0%	15.0%	15.0%

		Income Approach	Discount Rate	15.0%	16.6%	16.6%
			Perpetual Growth Rate of Free Cash Flow	2.5%	2.5%	2.5%

Warrants	$713	Market Approach	EBITDA Multiple	6.0x	6.0x	6.0x

		Income Approach	Discount Rate	21.5%	21.5%	NM
			Perpetual Growth Rate of Free Cash Flow	3.0%	3.0%	NM
			Illiquidity Discount	100.0%	100.0%	NM

		Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	NM

Guarantees	$(67)	Income Approach	Discount Rate	7.3%	7.3%	7.3%

Total	$437,852

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

(e) Practical expedient is used utilizing the net asset valuations provided by the GP

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

For the Fiscal Year Ended October 31, 2015

During the fiscal year ended October 31, 2015, the Company made eight new investments, committing capital totaling approximately $58.1 million.  The investments were made in RX ($10.3 million), Agri-Carriers ($11.8 million), Legal Solutions ($8.7 million), Results Companies ($9.0 million), Vestal ($6.5 million), Thunderdome ($2.0 million), Initials ($4.8 million) and U.S. Technologies ($5.0 million).

During the fiscal year ended October 31, 2015, the Company made 5 follow-on investments into 4 existing portfolio companies totaling approximately $4.3 million.  On May 27, 2015, the Company invested an additional $1.1 million into MVC Automotive in the form of common equity interest.  On June 3, 2015, the Company invested an additional $250,000 into Centile in the form of common equity interest. On July 6, 2015, the Company invested $250,000 into BAC in the form of equity.  See below for further information on BAC.  On July 7, 2015, the Company made a secured $1.0 million loan to Biogenic.  The loan has a 16% interest rate and matures on February 29, 2016.  The Company also received a warrant at no cost and allocated a portion of the cost basis of the loan to the warrant at the time the investment was made. On October 19, 2015, the Company invested an additional $1.7 million in MVC Automotive in the form of common equity interest.

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

On May 29, 2015, the Company sold its 81,000 shares of common stock in Vestal receiving total proceeds of approximately $17.9 million resulting in a realized gain of approximately $15.0 million.  The total proceeds include a $1.0 million dividend and assumes full receipt of the escrow proceeds.  The $600,000 loan was also repaid in full, including all accrued interest.  As part of the transaction, the Company reinvested approximately $6.3 million in the form of a subordinated loan, $250,000 for 5,610 shares of common stock and a warrant with no cost. The loan has an interest rate of 15% and matures on November 28, 2021.

On June 19, 2015, the Company monetized a majority of its investment in Velocitius, receiving approximately $9.2 million in proceeds, which included a return of capital and closing fees and was net of a minimal currency loss.

On October 16, 2015, the Company sold its remaining equity interest in Velocitius and received zero proceeds resulting in a realized loss of approximately $2.7 million.

On October 30, 2015, the Company realized a loss of $6.7 million with the dissolution of HH&B.

During the fiscal year ended October 31, 2015, the Company sold its $10.0 million PrePaid Legal loan for proceeds totaling approximately $10.1 million, including all accrued interest.

During the fiscal year ended October 31, 2015, Custom Alloy made principal payments totaling $3.5 million on its unsecured subordinated loan.  The balance of the loan at October 31, 2015 was $3.0 million.

During the quarter ended January 31, 2015, the Valuation Committee increased the fair value of the Company’s investments in: Foliofn, Inc. (“Foliofn”) preferred stock by $109,000, Turf Products, LLC (“Turf”) loan by approximately $2,000, RuMe series C preferred stock by $800,000 and series B preferred stock by $200,000, Advantage preferred stock by $20,000, Biogenic warrant and senior convertible note by a net total of approximately $28,000 and SCSD common stock by $387,000.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, and U.S. Gas were due to the capitalization of PIK interest totaling $436,878.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.1 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in: MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $759,000, Custom Alloy second lien loan by approximately $84,000, NPWT Corporation (“NPWT”) common stock by $2,000 and preferred stock by $36,000, Tekers common stock by $170,000, PrePaid Legal loan by $100,000, Centile equity interest by $538,000, Biovation loan by approximately $716,000, Velocitius equity interest by approximately $1.1 million, Security Holdings equity interest by $1.1 million, JSC Tekers preferred stock by approximately $599,000, MVC Automotive equity interest by approximately $5.9 million, SGDA Europe equity interest by approximately $749,000 and Inland Environmental & Remediation LP (“Inland”) warrant by approximately $713,000.

During the quarter ended April 30, 2015, the Valuation Committee increased the fair value of the Company’s investments in: MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $610,000, Turf loan by approximately $2,000, JSC Tekers preferred stock by $5,000, Biogenic warrant and senior convertible note by a total of approximately $852,000, MVC Automotive equity interest by $246,000 and RuMe series C preferred stock by approximately $558,000 and series B preferred stock by $142,000.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, and U.S. Gas were due to the capitalization of PIK interest totaling $501,906.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.2 million due to a PIK distribution, which was treated as a return of capital. The Valuation Committee also decreased the fair value of the Company’s investments in: Custom Alloy second lien loan by approximately $11,000, Foliofn, Inc. preferred stock by $82,000, NPWT common stock by $1,000 and preferred stock by $12,000, Tekers common stock by $21,000, Centile equity interest by $98,000, Morey’s second lien loan by approximately $253,000, Advantage preferred stock by approximately $28,000, Velocitius equity interest by $899,000, Biovations loan by approximately $2.7 million, SGDA Europe equity interest by approximately $1.3 million, Security Holdings equity interest by $850,000, Ohio Medical series A preferred stock by $10.5 million and the Inland loan by approximately $1.4 million.

During the quarter ended July 31, 2015, the Valuation Committee increased the fair value of the Company’s investments in: RuMe series C preferred stock by approximately $198,000 and series B preferred stock by approximately $53,000, Custom Alloy second lien loan by approximately $191,000, Turf guarantee by approximately $19,000, Centile equity interest by $48,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $751,000 and Advantage preferred stock by approximately $302,000.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, Vestal and U.S. Gas were due to the capitalization of PIK interest totaling $525,997.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.2 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in: Foliofn, Inc. preferred stock by $383,000, NPWT preferred stock by $1,000, Tekers common stock by $117,000, Turf loan by approximately $2,000, Vestal escrow by approximately $15,000, BAC common stock by approximately $167,000, Biogenic warrant and senior convertible note by a net total of approximately $2,000, Morey’s second lien loan by approximately $753,000, Inland loan by $10.0 million, Velocitius equity interest by approximately $774,000, JSC Tekers preferred stock by $35,000, SGDA Europe equity interest by approximately $1.1 million, Ohio Medical series A preferred stock by $6.0 million, MVC Automotive equity interest by $616,000 and Security Holdings equity interest by $2.0 million.

During the quarter ended October 31, 2015, the Valuation Committee increased the fair value of the Company’s investments in: Turf loan and guarantee by a total of approximately $5,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.4 million, Foliofn, Inc. preferred stock by $59,000, NPWT preferred stock by $4,000, Centile equity interest by $249,000, Inland loan by $5.0 million and RuMe series C preferred stock by approximately $626,000 and series B preferred stock by approximately $184,000.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, Vestal and U.S. Gas were due to the capitalization of PIK interest totaling $801,815.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.2 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in: Biogenic warrant and senior convertible note by a net total of approximately $76,000, Tekers common stock by $575,000, Custom Alloy second lien loan by approximately $249,000, Morey’s second lien loan by approximately $922,000, JSC Tekers preferred stock by $483,000, Security Holdings equity interest by $1.3 million, SGDA Europe equity interest by approximately $830,000, BAC common stock by approximately $62,000, Ohio Medical series A preferred stock by $1.2 million and MVC Automotive equity interest by $4.6 million.

During the fiscal year ended October 31, 2015 the Valuation Committee increased the fair value of the Company’s investments in: Turf loan and guarantee by a total of approximately $25,000, Biogenic warrant and senior convertible note by a total of approximately $802,000, SCSD common stock by $387,000, Advantage preferred stock by approximately $294,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $2.0 million and RuMe series C preferred stock and series B preferred stock by a total of approximately $2.8 million.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, Vestal and U.S. Gas were due to the capitalization of PIK interest totaling $2,266,596.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $4.7 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in: Foliofn, Inc. preferred stock by $297,000, NPWT common stock by $3,000 and preferred stock by $45,000, Tekers common stock by $883,000, PrePaid Legal loan by $100,000, Centile equity interest by $339,000, BAC common stock by approximately $229,000, Vestal escrow by approximately $15,000, Biovations loan by approximately $3.4 million, Morey’s second lien loan by approximately $1.9 million, Velocitius equity interest by $2.8 million, JSC Tekers preferred and common stock by a combined $1.1 million, Security Holdings equity interest by $5.3 million, SGDA Europe equity interest by approximately $4.0 million, Custom Alloy second lien loan by approximately $153,000, Ohio Medical series A preferred stock by $17.7 million, MVC Automotive equity interest by $10.9 million and Inland warrant by approximately $713,000 and loan by approximately $6.4 million.

At October 31, 2015, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $400.9 million with a cost basis of $443.7 million.  At October 31, 2015, the fair value and cost basis of investments made by the Company’s former management team pursuant to the prior investment objective (“Legacy Investments”) was $5.6 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $395.3 million and $419.9 million, respectively.  At October 31, 2014, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $447.6 million with a cost basis of $440.0 million.  At October 31, 2014, the fair value and cost basis of portfolio investments of the Legacy Investments was $5.9 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $441.7 million and $416.2 million, respectively.

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

During the quarter ended January 31, 2014, the Valuation Committee increased the fair value of the Company’s investments in: Custom Alloy series A preferred stock by approximately

$18,000 and series B preferred stock by approximately $4.0 million, NPWT common stock by $1,000 and preferred stock by $34,000, SGDA Europe equity interest by approximately $649,000, Vestal common stock by $3.0 million, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $2.2 million, Biovation warrants by $162,000, and Freshii warrant by approximately $15,000.  In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii, Biogenic and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $1,008,665.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $949,000 due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in: Centile equity interest by $29,000, Security Holdings equity interest by $304,000, Octagon equity interest by approximately $1.2 million, MVC Automotive equity interest by approximately $3.2 million, Velocitius equity interest by approximately $1.9 million, Biovation bridge loan by approximately $102,000, Foliofn, Inc. preferred stock by approximately $1.1 million, Turf guarantee by $92,000 and Tekers common stock by $12,000.  Also, during the quarter ended January 31, 2014, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $101,000.

During the quarter ended April 30, 2014, the Valuation Committee increased the fair value of the Company’s investments in: Foliofn, Inc. preferred stock by $127,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $900,000, Octagon equity interest by approximately $1.1 million, Security Holdings equity interest by $422,000, PrePaid Legal loan by $100,000, Centile equity interest by $57,000, Freshii warrant by approximately $8,000 and Tekers common stock by $7,000.  In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii, Biogenic, Morey’s and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $1,118,793.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $987,000 due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in: Custom Alloy series A preferred stock by approximately $6,000 and series B preferred stock by approximately $1.3 million, SGDA Europe equity interest by approximately $111,000, MVC Automotive equity interest by approximately $3.4 million, G3K loan by approximately $5.6 million, NPWT common stock by approximately $4,000 and preferred stock by approximately $70,000, U.S. Gas preferred stock by $9.0 million, Velocitius equity interest by approximately $606,000 and the Biovation bridge loan by approximately $20,000. Also, during the quarter ended April 30, 2014, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased only the cost basis of this investment by approximately $181,000.

During the quarter ended July 31, 2014, the Valuation Committee increased the fair value of the Company’s investments in: MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $359,000, Vestal common stock by approximately $1.5 million, RuMe series C preferred stock by approximately $75,000, Biogenic senior convertible note by $275,000, MVC Automotive equity interest by approximately $4.4 million, Biovation bridge loan by approximately $103,000 and Advantage preferred stock by $96,000. In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii, Biogenic, Morey’s and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $1,094,938.  The Valuation

Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.0 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in: Foliofn, Inc. preferred stock by approximately $109,000, Velocitius equity interest by approximately $198,000, Octagon equity interest by approximately $730,000, Ohio Medical series A preferred stock by $800,000, NPWT common stock by $5,000 and preferred stock by $104,000, Tekers common stock by $111,000, SGDA Europe equity interest by approximately $2.5 million, Security Holdings equity interest by $564,000, Centile equity interest by $76,000, JSC Tekers common and preferred stock by approximately $499,000 and the Biovation warrants by approximately $232,000. Also, during the quarter ended July 31, 2014, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis of this investment by approximately $204,000.

During the quarter ended October 31, 2014, the Valuation Committee increased the fair value of the Company’s investments in: MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $76,000, Centile equity interest by $165,000, Security Holdings equity interest by $2.1 million, RuMe series C preferred stock by approximately $800,000, Biogenic senior convertible note by $30,000, Advantage preferred stock by $125,000, Summit loan by approximately $253,000, Turf equity interest by $525,000, Turf guarantee by approximately $25,000 and Morey’s loan by approximately $253,000.  In addition, increases in the cost basis and fair value of the loans to Summit, Freshii, Biogenic, Morey’s, Inland and U.S. Gas were due to the capitalization of PIK interest totaling $706,601.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.1 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in: Foliofn, Inc. preferred stock by approximately $16,000, MVC Automotive equity interest by approximately $4.5 million, NPWT common stock by approximately $1,000 and preferred stock by approximately $20,000, Velocitius equity interest by approximately $5.7 million, Biovation warrants by $240,000, SGDA Europe equity interest by approximately $584,000, Biovation bridge loan by approximately $420,000, Tekers common stock by $136,000, JSC Tekers common and preferred stock by approximately $5.1 million and the Turf loan by approximately $31,000.

During the fiscal year ended October 31, 2014, the Valuation Committee increased the fair value of the Company’s investments in: Custom Alloy series A preferred stock by approximately $12,000 and series B preferred stock by approximately $2.7 million, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $3.6 million, Centile equity interest by $117,000, PrePaid Legal loan by $100,000, Freshii warrant by approximately $23,000, Security Holdings equity interest by $1.7 million, RuMe series C preferred stock by approximately $875,000, Biogenic senior convertible note by $305,000, Advantage preferred stock by $221,000, Summit loan by approximately $253,000, Turf equity interest by $525,000, Morey’s loan by approximately $253,000 and Vestal common stock by approximately $4.5 million.  In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii, Biogenic, Morey’s, Inland and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $3,928,997.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $4.0 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in: Foliofn, Inc. preferred stock by approximately $1.1 million, MVC

Automotive equity interest by approximately $6.7 million, G3K loan by approximately $5.6 million, NPWT common stock by approximately $9,000 and preferred stock by approximately $160,000, U.S. Gas preferred stock by $9.0 million, Velocitius equity interest by approximately $8.4 million, Ohio Medical series A preferred stock by $800,000, Biovation warrants by $311,000, SGDA Europe equity interest by approximately $2.6 million, Biovation bridge loan by approximately $439,000, Octagon equity interest by approximately $750,000, Tekers common stock by $252,000, JSC Tekers common and preferred stock by approximately $5.6 million, Turf loan by approximately $31,000 and the Turf guarantee by approximately $67,000.  Also, during the fiscal year ended October 31, 2014, the undistributed allocation of flow through income from the Company’s equity investment in Octagon totaled approximately $486,000.  The $486,000 increased the cost basis and $101,000 increased the fair value of this investment.

At October 31, 2014, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $447.6 million with a cost basis of $440.0 million.  At October 31, 2014, the fair value and cost basis of portfolio investments of the Legacy Investments was $5.9 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $441.7 million and $416.2 million, respectively.  At October 31, 2013, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations investments and escrow receivables, was $417.9 million with a cost basis of $372.0 million.  At October 31, 2013, the fair value and cost basis of the Legacy Investments was $7.0 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $410.9 million and $348.2 million, respectively.

10.                               Commitments and Contingencies

Commitments to/for Portfolio Companies

At October 31, 2015 and October 31, 2014, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at October 31, 2015
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Portfolio Company	Amount Committed	Amount Funded at October 31, 2014
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Guarantees

As of October 31, 2015 and October 31, 2014, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at October 31, 2015
MVC Automotive	$7.2 million	—
Tekers	—	—
Turf	$1.0 million	—
Total	$8.2 million	—

Guarantee	Amount Committed	Amount Funded at October 31, 2014
MVC Automotive	$5.0 million	—
Tekers	—	—
Turf	$1.0 million	—
Total	$6.0 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At October 31, 2015, the Valuation Committee estimated the fair values of the guarantee obligations noted above to be approximately -$41,000 or negative $41,000.

These guarantees are further described below, together with the Company’s other commitments.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers, which did not have an outstanding balance as of October 31, 2015.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  Overtime, Erste Bank, the bank extending the mortgage to MVC Automotive, increased the amount of the mortgage. As such, the balance of the guarantee as of October 31, 2015 is approximately 6.5 million Euro (equivalent to approximately $7.2 million).

The Company guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank, which had a fair value of -$41,000 or negative $41,000 as of October 31, 2015.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  The investment period related to the PE Fund has ended.  Additional capital may be called for follow-on investments in existing portfolio companies of the PE Fund or to pay operating expenses of the PE Fund.  As of October 31, 2015, $14.6 million of the Company’s commitment has been contributed.

On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A. (equivalent to approximately $5.5 million at October 31, 2015), which is classified as restricted cash equivalents on the Company’s consolidated balance sheet at October 31, 2015.  This letter of credit is being used as collateral for a project guarantee by AB DnB NORD bankas to Security Holdings.

On November 30, 2011, the Company pledged its common stock and series A convertible preferred stock of Ohio Medical to collateralize a loan made to Ohio Medical by another financial institution.  On June 27, 2013, the Company pledged its series C convertible preferred stock of Ohio Medical to further collateralize the same third party loan made to Ohio Medical in 2011.

During the fiscal year ended October 31, 2015, the Company agreed to cash collateralize a $1.0 million working capital line of credit for Inland, which is classified as restricted cash on the Company’s consolidated balance sheet at October 31, 2015.

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

On May 3, 2013, the Company sold approximately $33.9 million of additional Senior Notes in a direct offering.  The additional Senior Notes will also mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Notes will also bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  As of October 31, 2015, the total outstanding amount of the Senior Notes was approximately $114.4 million with a market value of approximately $112.3 million. The market value of the Senior Notes is based on the closing price of the security as of October 31, 2015 on the New York Stock Exchange (NYSE:MVCB).

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with Branch Banking and Trust Company (“BB&T”). On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  On December 1, 2015, Credit Facility II was renewed and will now expire on May 31, 2016, at which time all outstanding amounts under it will be due and payable.  At October 31, 2014, the balance of Credit Facility II was $100.0 million.  During the fiscal year ended October 31, 2015, the Company’s net repayments on Credit Facility II were $10.0 million, resulting in an outstanding balance of $90.0 million at October 31, 2015.  Credit Facility II is used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 100 basis points.  In addition, the Company is also subject to a 20 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid closing fees, legal and other costs associated with these transactions.  These costs will be amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.  The Company received a waiver from BB&T with respect to the delivery of financial reports required under Credit Facility II, due to the Company’s delayed filing of its Annual Report.

On December 30, 2014, the Company entered into a 6 month, $25.0 million bridge loan (“Bridge Loan”) with Firstrust Bank, initially borrowing approximately $15.9 million.  Prior to maturity, the Bridge Loan was increased to $30.0 million and extended to December 31, 2015.  During the fiscal year ended October 31, 2015 and after the initial borrowing of $15.9 million, the Company borrowed approximately $20.8 million and repaid approximately $28.7 million, resulting in an outstanding balance of $8.0 million.  Borrowings under the Bridge Loan bear interest at 5%.  The Company paid closing fees, legal and other costs associated with the transaction.  These costs, of approximately $360,000, were amortized over the life of the Bridge Loan.  See Note 17 Subsequent Events for additional information.  The Company has received extensions from Firstrust Bank as to the delivery of the financial reports required under the Amended and Restated Loan Agreement, due to the Company’s delayed quarterly filings.

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

11.                               Certain Issuances of Equity Securities by the Issuer and Share Repurchase Program

On April 3, 2013 the Company’s Board of Directors authorized an expanded share repurchase program to opportunistically buy back shares in the market in an effort to narrow the market discount of its shares.  The previously authorized $5 million limit has been eliminated.  Under the repurchase program, shares may be repurchased from time to time at prevailing market prices. The repurchase program does not obligate the Company to acquire any specific number of shares and may be discontinued at any time.  The following table represents purchases made under our stock repurchase program for the fiscal years ended October 31, 2013 and October 31, 2014.  There were no repurchases made during the fiscal year ended October 31, 2015.

			Total Number of Shares
		Average Price Paid per	Purchased as Part of	Approximate Dollar Value
	Total Number of Shares	Share including	Publicly Announced	of Shares Purchased Under
Period *	Purchased	commission	Program	the Program
For the Year Ended October 31, 2013	1,299,294	$12.83	1,299,294	$16,673,207
For the Year Ended October 31, 2014	310,706	$13.24	1,610,000	$4,114,967

Total	1,610,000	$12.91	1,610,000	$20,788,174

*Disclosure covering repurchases made on a monthly basis is available on the Company’s website at http://www.mvccapital.com

On May 14, 2014, the Company signed a share exchange agreement with Equus, another publicly traded business development company, as part of a plan of reorganization adopted by the Equus Board of Directors. Under the terms of the reorganization, Equus will pursue a merger or consolidation with the Company, a subsidiary of the Company, or one or more of the Company’s portfolio companies. Absent Equus merging or consolidating with/into the Company itself (whereby the Company would own a majority of Equus shares), the current intention is for Equus to (i) be restructured into a publicly-traded operating company focused on the energy and/or financial services sectors and (ii) seek to terminate its election as a business development company. Pursuant to the share exchange agreement, the Company has received 2,112,000 shares of Equus in exchange for 395,839 shares of the Company. The exchange was calculated based upon each company’s respective net asset value per share published at that time.  As part of the reorganization, the Company may acquire additional Equus shares from time to time, either through Equus’ direct sale of newly issued shares to the Company or through the purchase of outstanding Equus shares. The Company continues to discuss reorganization options with Equus.  As a result of the restatement for the quarter ending July 31, 2014, the Company has a liability to Equus of $228,851 for additional shares and dividends due to Equus as of October 31, 2015.

12.                               Tax Matters

Return of Capital Statement of Position (ROCSOP) Adjustment: During the year ended October 31, 2015, the Company recorded a reclassification for permanent book to tax differences.  These differences were primarily due to the liquidation of controlled subsidiaries, reclassification of dividends and character of PIK payments related to preferred equity.  These differences resulted in a net decrease in accumulated losses of $9,127,426, a decrease in accumulated net realized gain of $6,395,911, and a decrease in additional paid-in capital of $2,731,515.  This reclassification had no effect on net assets.

Distributions to Shareholders: The table presented below includes MVC Capital, Inc. only.  The Company’s wholly-owned subsidiary MVCFS has not been included. As of October 31, 2015, the components of accumulated earnings/ (deficit) on a tax basis were as follows:

Tax Basis Accumulated Earnings (Deficit)
Accumulated capital and other losses	$—
Undistributed Net investment Income	155,020
Undistributed Long-Term Capital Gain	5,248,764

Gross unrealized appreciation	105,958,017
Gross unrealized depreciation	(153,827,017)

Net unrealized depreciation	$(47,869,000)

Total tax basis accumulated earnings	(42,465,216)
Tax cost of investments	448,192,705

Current year distributions to shareholders on a tax basis:
Ordinary income
Long Term Capital Gain	12,259,524

The Company designated as long-term capital gain dividend, pursuant to Internal Revenue Code Section 852(b)(3), the amount necessary to reduce the earnings and profits of the Fund related to net capital gain to zero for the tax year ended October 31, 2015.

Prior year distributions to shareholders on a tax basis:
Ordinary income	1,029,522
Long Term Capital Gain	11,186,377

On October 31, 2015, the Company had no net capital loss carryforward.

Qualified Dividend Income Percentage

The Company designated 0.00% of dividends declared and paid during the year ending October 31, 2015 from net investment income as qualified dividend income under the Jobs Growth and Tax Relief Reconciliation Act of 2003.

Corporate Dividends Received Deduction Percentage

Corporate shareholders may be eligible for the dividends received deduction for certain ordinary income distributions paid by the Company.  The Company designated 0.00% of dividends declared and paid during the year ending October 31, 2015 from net investment income as qualifying for the dividends received deduction. The deduction is a pass through of dividends paid by domestic corporations (i.e. only equities) subject to taxation.

13.                               Income Taxes

The Company’s wholly-owned subsidiary MVCFS is subject to federal and state income tax. For the fiscal year ended October 31, 2015, the Company recorded a tax provision of $1,756. For the fiscal year ended October 31, 2014, the Company recorded a tax provision of $1,755. For the fiscal year ended October 31, 2013, the Company recorded a tax provision of $3,600. The provision for income taxes was comprised of the following:

	Fiscal Year ended
	October 31, 2015	October 31, 2014	October 31, 2013
Current tax (benefit) expense:
Federal	$—	$—	$—
State	1,756	1,755	3,600
Total current tax (benefit) expense	1,756	1,755	3,600

Deferred tax expense (benefit):
Federal	—	—	—
State	—	—	—
Total deferred tax expense (benefit)	—	—	—

Total tax (benefit) provision	$1,756	$1,755	$3,600

The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the fiscal years ended October 31, 2015, 2014 and 2013:

	Fiscal Year Ended
	October 31, 2015	October 31, 2014	October 31, 2013
Federal income tax benefit at statutory rate	$(1,260,679)	$(1,378,609)	$(827,271)
State income taxes	(300,955)	(329,273)	(200,176)
Other	735	65,086	(1,001)
Net change to valuation allowance	1,562,655	1,644,551	1,032,048
	1,756	1,755	3,600

The Company generated a net operating loss of approximately $3.8 million in the current year for federal and New York state purposes.  The net operating loss will be carried forward to offset federal taxable income in future years.  As of October 31, 2015, the Company has the following NOL available to be carried forward:

NOL - Federal	NOL — New York State	Fiscal Year of NOL	Expiration

$1,411,365	$2,284,298	October 31, 2008	October 31, 2028
$2,585,262	$2,780,861	October 31, 2009	October 31, 2029
$3,969,891	$3,968,135	October 31, 2010	October 31, 2030
$5,286,401	$5,284,207	October 31, 2011	October 31, 2031
$3,660,070	$3,656,073	October 31, 2012	October 31, 2032
$2,639,679	$2,637,924	October 31, 2013	October 31, 2033
$4,382,426	$4,384,181	October 31, 2014	October 31, 2034
$3,830,541	$3,832,297	October 31, 2015	October 31, 2035

Due to the uncertainty surrounding the ultimate utilization of these net operating losses, as of October 31, 2015, the Company has recorded a 100% valuation allowance against its federal and state net deferred tax assets totaling approximately $9,394,015 and $2,342,399 respectively.

Deferred income tax balances for MVCFS reflect the impact of temporary difference between the carrying amount of assets and liabilities and their tax bases and are stated at tax rates expected to be in effect when taxes are actually paid or recovered. The components of our deferred tax assets and liabilities for MVCFS as of October 31, 2015, October 31, 2014 and October 31, 2013 were as follows:

	October 31, 2015	October 31, 2014	October 31, 2013
Deferred tax assets:
Deferred revenues	$37,718	$26,751	$89,958
Net operating loss	11,793,832	10,178,580	8,374,748
Others	(95,136)	(31,572)	64,502
Total deferred tax assets	$11,736,414	$10,173,759	$8,529,208

Valuation allowance on Deferred revenues and Net operating loss	$(11,736,414)	$(10,173,759)	$(8,529,208)

Net deferred tax assets	$—	$—	$—

Deferred tax liabilities:
Deferred tax liabilities	—	—	—

Total deferred tax liabilities	—	—	—

Net deferred taxes	$—	$—	$—

14.                               Segment Data

The Company’s reportable segments are its investing operations as a business development company, MVC Capital, which includes MVC Cayman and MVC Turf.  MVCFS, a wholly-owned subsidiary that provides advisory, administrative and other services to the Company and its portfolio companies, is also included.

The following table presents book basis segment data for the fiscal year ended October 31, 2015:

	MVC	MVCFS	Consolidated

Interest and dividend income	$20,402,332	$72	$20,402,404
Fee income	—	2,047,657	2,047,657
Fee income - asset management	—	1,248,721	1,248,721
Total operating income	20,402,332	3,296,450	23,698,782

Total operating expenses	7,488,126	7,062,084	14,550,210
Less: Waivers by Adviser	(150,000)	—	(150,000)
Total net operating expenses	7,338,126	7,062,084	14,400,210
Net operating income (loss) before taxes	13,064,206	(3,765,634)	9,298,572
Tax expense	—	1,756	1,756
Net operating income (loss)	13,064,206	(3,767,390)	9,296,816

Net realized gain on investments	3,700,260	—	3,700,260
Net unrealized (depreciation) appreciation on investments	(50,615,250)	57,754	(50,557,496)

Net decrease in net assets resulting from operations	$(33,850,784)	$(3,709,636)	$(37,560,420)

In all periods prior to July 16, 2004, all business was conducted through MVC Capital, Inc.

15.                               Selected Quarterly Data (unaudited)

	2015				2014
	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):

Total operating income	6,046	7,524	5,273	4,856	4,325	5,016	5,862	4,613
Management fee	1,900	1,899	2,066	1,980	2,121	2,144	2,227	2,189
Portfolio fees - asset management	187	189	187	204	386	153	341	106
Management fee - asset management	85	77	(18)	16	(126)	17	231	232
Administrative	1,685	1,136	1,325	1,159	942	1,095	727	908
Interest, fees and other borrowing costs	2,532	2,627	2,616	2,455	2,355	2,426	2,406	2,255
Net Incentive compensation	(771)	(3,404)	(3,462)	(2,120)	(2,339)	568	(3,414)	435
Total waiver by adviser	(37)	(38)	(37)	(38)	(37)	(38)	(37)	(38)
Tax expense	—	1	1	—	—	1	—	1
Net operating income (loss) before net realized and unrealized gains	465	5,037	2,595	1,200	1,023	(1,350)	3,381	(1,475)
Net (decrease) increase in net assets resulting from operations	(2,045)	(13,959)	(11,813)	(9,743)	(10,614)	1,738	(12,651)	1,685
Net (decrease) increase in net assets resulting from operations per share	(0.10)	(0.61)	(0.52)	(0.43)	(0.46)	0.07	(0.57)	0.08
Net asset value per share	12.95	13.18	13.93	14.58	15.15	15.75	15.89	16.57

16.                               Significant Subsidiaries

We have determined that for the fiscal year ended October 31, 2015; Ohio Medical and MVC Automotive, for the fiscal year ended October 31, 2014; MVC Automotive, Vestal, Ohio Medical and Velocitius and for the fiscal year ended October 31, 2013; Vestal and Ohio Medical are unconsolidated portfolio companies that have met the conditions of a significant subsidiary. The financial information presented below includes summarized balance sheets as of September 30, 2015, September 30, 2014 and September 30, 2013 and income statements for the period October 1, 2014 to September 30, 2015, October 1, 2013 to September 30, 2014 and October 1, 2012 to September 30, 2013.  The financial information below is based on unaudited financial statements and has been prepared and furnished by each portfolio company and not the Company.

	Ohio Medical	MVC Automotive	Vestal	Ohio Medical	Velocitius	MVC Automotive	Vestal	Ohio Medical
Balance Sheet	As of September 30,	As of September 30,	As of September 30,	As of September 30,	As of September 30,	As of September 30,	As of September 30,	As of September 30,
All numbers in thousands	2015	2015	2014	2014	2014	2014	2013	2013

Assets:
Total current assets	$19,813	$48,358	$6,537	$19,930	$2,460	$71,479	$5,421	$22,098
Tota non-current assets	98,638	31,443	1,272	103,346	21,570	38,462	1,260	107,902
Total Assets	$118,451	$79,801	$7,809	$123,276	$24,030	$109,941	$6,681	$130,000

Liabilities and Sharholders Equity:
Current Liabilities	$9,597	$61,465	$1,914	$9,725	$333	$75,333	$2,385	$10,247
Long-term liablities	44,550	20,228	671	50,428	12,970	24,703	1,448	56,789
Shareholders Equity	64,304	(1,892)	5,224	63,123	10,727	9,905	2,848	62,964
Total Liablities and Shareholders Equity	$118,451	$79,801	$7,809	$123,276	$24,030	$109,941	$6,681	$130,000

	Ohio Medical	MVC Automotive	Vestal	Ohio Medical	Velocitius	MVC Automotive*	Vestal	Ohio Medical
	For the Period from	For the Period from	For the Period from	For the Period from	For the Period from	For the Period from	For the Period from	For the Period from
Income Statement	October 1, 2014 to	October 1, 2014 to	October 1, 2013 to	October 1, 2013 to	October 1, 2013 to	October 1, 2013 to	October 1, 2012 to	October 1, 2012 to
All numbers in thousands	September 30, 2015	September 30, 2015	September 30, 2014	September 30, 2014	September 30, 2014	September 30, 2014	September 30, 2013	September 30, 2013

Net Sales & Revenue	$49,217	$185,664	$22,570	$48,513	$3,837	$238,470	$20,921	$51,245
Cost of Sales	25,576	175,211	14,504	26,102	—	216,819	13,949	27,832
Gross Margin	23,641	10,453	8,066	22,411	3,837	21,651	6,972	23,413
Operating Expenses	16,707	19,806	4,139	16,517	3,421	27,087	3,971	18,614
Operating Income	6,934	(9,353)	3,927	5,894	416	(5,436)	3,001	4,799
Income Tax (Benefit)	633	(255)	1,098	462	37	44	1,127	(327)
Interest Expense	4,445	1,862	94	5,270	476	1,762	111	5,092
Other Expenses (Income), Net	786	(95)	—	966	(232)	(145)	—	953
Net Income (Loss)	$1,070	$(10,865)	$2,735	$(804)	$135	$(7,097)	$1,763	$(919)

* The MVC Automotive financial information excludes the results of one of MVC Automotive’s subsidiary dealerships, which filed for bankruptcy in March 2014 and whose records are restricted by the local administrator of the bankruptcy.

** 2013 Only includes OMC & Vestal, prior year US GAAP information is not available for MVC Auto and Velocitus

17.                               Subsequent Events

On November 1, 2015 and December 1, 2015, Thunderdome made principal payments totaling approximately $51,000 on its second lien loan.

On November 3, 2015, Results Companies repaid its loan in full totaling approximately $10.0 million, including all accrued interest.

On November 20, 2015 and December 3, 2015, the Company invested an additional $538,000 and $1.1 million, respectively, in MVC Automotive common equity.

On December 1, 2015, Credit Facility II was renewed and will now expire on May 31, 2016, at which time all outstanding amounts under it will be due and payable.  The Company is in compliance with all loan covenants related to Credit Facility II as of the filing of this Form 10-K.  The Company received a waiver from BB&T with respect to the delivery of financial reports required under Credit Facility II, due to the Company’s delayed filing of its Annual Report.

On December 9, 2015, the Company entered into a three-year, $50 million revolving borrowing base credit facility with Santander Bank N.A. as a lender and lead agent and Wintrust Bank as a lender and syndication agent.  The revolving credit facility can, under certain conditions, be increased up to $85 million.  The new facility bears an interest rate of LIBOR plus 3.75% or the prime rate plus 1% (at the Company’s option), and includes a 1% closing fee of the commitment amount and a 0.75% unused fee.  The compensating balance for the revolving credit facility is $10.0 million.  The new facility replaced the $30.0 million Bridge Loan with Firstrust Bank that would have matured on December 31, 2015.

On December 15, 2015, the Company loaned approximately $1.6 million to Somotra nv, a wholly-owned subsidiary of MVC Automotive.

On December 18, 2015, the Company invested approximately $5.1 million in Pride Engineering, LLC in the form of a second lien loan.  The loan bears annual interest of 12% and matures on May 18, 2021.

On December 21, 2015, the Company’s Board of Directors declared a dividend of $0.135 per share.  Additionally, due to the realization of capital gains, the Company’s Board of Directors declared a special dividend of $0.17 per share.  The dividends were paid on January 8, 2016 to shareholders of record on December 31, 2015 and totaled approximately $6.9 million.

On December 22, 2015, the Company realized a loss of approximately $1.5 million due to the dissolution of Biovation.

On December 24, 2015, the Company realized a loss of approximately $5.5 million on Inland’s senior secured loan and $713,000 on the warrants as part of Inland’s restructuring.  As part of the restructuring, the Company received a $6.0 million senior secured loan in MVC Environmental, Inc., a holding company formed by the Company that owns and operates intellectual property and environmental service facilities for oil and gas waste recycling related to Inland, and received 950 common shares of MVC Environmental, Inc.  The loan bears annual interest of 9% and matures on December 22, 2020.

On December 31, 2015, the Company completed the sale of Ohio Medical through an asset sale and expects gross proceeds of approximately $40.0 million, including fees. At the time of closing, the Company received cash proceeds of approximately $29.0 million and anticipates receiving an additional $11.0 million, assuming the full receipt of all escrow proceeds scheduled for various periods, with the final release of payment scheduled for 18 months from the closing.

On January 4, 2016, the Company loaned an additional $1.5 million to Legal Solutions Holdings, Inc., which increased the senior subordinated loan to approximately $10.2 million.

On February 1, 2016, the Company loaned an additional $1.1 million to Thunderdome, which increased the second lien loan to approximately $3.0 million.

On February 17, 2016, the Company loaned $7.0 million to Dukane Intelligent Assembly, a global provider of plastic welding equipment, in the form of a second lien loan with an interest rate of 13% and a maturity date of November 16, 2020.

On March 7, 2016, the Company received a $10.0 million distribution from U.S. Gas.

On March 11, 2016, the Company loaned $10.0 million to Quantum Plastics, LLC, a global plastic injection manufacturer, in the form of a senior subordinated loan with an interest rate of 12% and a maturity date of March 10, 2021. The Company also received a warrant as part of the investment and allocated a portion of the cost basis of the loan to the warrant at the time the investment was made.

In March 2016, the Adviser agreed to modify its prior agreement to waive, effective November 1, 2015, the first $1.0 million of capital gains incentive fee due under the Advisory

Agreement, such that the $1.0 million waiver of incentive fee would be applied to any incentive fee due under the agreement, whether it is a capital gains incentive fee or net operating income incentive fee.

On May 6, 2016, RX repaid $8.0 million of principal on its loan. In addition, RX repaid all outstanding accrued and deferred interest for a total payment of approximately $9.9 million. As a part of the transaction, which led to the repayment, RX was reorganized into FDS, Inc., a data service provider. The Company’s outstanding $2.3 million of principal was amended to a senior loan with an interest rate of 16% and a maturity date of November 30, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

MVC Capital, Inc.

We have audited the accompanying consolidated balance sheet of MVC Capital, Inc. (a Delaware corporation) and subsidiaries (the “Company”), including the consolidated schedule of investments, as of October 31, 2015, and the related consolidated statements of operations, cash flows, changes in net assets, and selected per share data and ratios for the year then ended.  Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  Our procedures included confirmation of securities owned as of October 31, 2015 by correspondence with the custodians and directly with the portfolio companies, as applicable.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MVC Capital, Inc. and subsidiaries as of October 31, 2015, and the results of their operations, cash flows, changes in net assets, and their selected per share data and ratios for the year end ended in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We were also engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 16, 2016 disclaimed an opinion on the effectiveness of the Company’s internal control over financial reporting because of a scope limitation.

/s/ GRANT THORNTON LLP

New York, New York

May 16, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MVC Capital, Inc.

We have audited the accompanying consolidated balance sheet of MVC Capital, Inc. (the “Company”), including the consolidated schedule of investments, as of October 31, 2014, and the related consolidated statements of operations, cash flows and changes in net assets for each of the two years in the period ended October 31, 2014, and the consolidated selected per share data and ratios for each of the four years in the period ended October 31, 2014. These financial statements and the selected per share data and ratios are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the selected per share data and ratios based on our audits.

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

In our opinion, the financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the consolidated financial position of MVC Capital, Inc. at October 31, 2014, and the consolidated results of its operations and its cash flows for each of the two years then ended and the selected per share data and ratios for each of the four years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York
October 14, 2015

ITEM 9.                              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management has conducted an evaluation, under the supervision of, and with the participation of, the individual who performs the functions of a Principal Executive Officer (the “CEO”) and the individual who performs the functions of a Principal Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2015. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures as of October 31, 2015 were not effective as a result of a material weakness in internal control over financial reporting concerning valuation related controls associated with certain affiliated or controlled portfolio companies (e.g., MVC Auto and SGDA Europe) which is discussed further below.  This material weakness was disclosed in the October 31, 2014 Form 10K (“2014 10-K”) and continued to exist as of October 31, 2015.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s CEO and CFO as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

General. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management, including the Company’s CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2015. In making this assessment, management used the criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, management concluded, subject to the limitations described under “Scope of Management’s Report on Internal Control Over Financial Reporting” above, that the Company did not maintain effective internal control over financial reporting as of October 31, 2015 (which was a continuation of what had existed as of October 31, 2014 as reported in the 2014 10-K).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses would permit information required to be disclosed by the Company in the reports that it files or submits to not be recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In conducting our review of our internal control over financial reporting, we identified a material weakness in our internal control over financial reporting concerning the design and operating effectiveness of certain valuation related controls associated with investments in certain affiliated or controlled portfolio companies (e.g., MVC Auto and SGDA Europe).  As a result of the weakness, a material misstatement of the fair values of certain investments (and related misstatements of Net Unrealized Appreciation/Depreciation on Investments, Total Assets, Net Asset Value Per Share, and related financial disclosures), were not prevented or detected on a timely basis, as reported in the 2014 10-K. The foregoing led to the restatement of the 2013 annual financial statements, and 2013 and 2014 interim financial statements.

Remediation of Material Weakness in Internal Control over Financial Reporting

We have improved and are in the process of continuing to improve our controls to remediate the material weakness that existed as of October 31, 2014 and continued to exist as of October 31, 2015.  As discussed in the 2014 10-K, to address the material weakness, in the second half of 2015 the Company adopted a corrective action plan which has added new and/or enhanced existing controls surrounding the valuation process and financial reporting oversight of various controlled/affiliated portfolio companies, including additional reviews (by one or more MVC Capital representatives) of the financial reporting of controlled and certain affiliated portfolio companies and additional reviews and testing of valuation data of these controlled/affiliated portfolio companies. The Company also enhanced its internal audit plan to incorporate risk assessments of controlled and certain affiliated portfolio companies. In addition, the Company retained a third party consultants to perform external reviews of certain fair valuations. While some of the remediation actions have been implemented, some are still in process and it will take time for the actions to be fully integrated and confirmed to be effective and sustainable. Until the remediation steps are fully implemented and tested, the material weakness described above will continue to exist.

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

Attestation Report of the Independent Registered Public Accounting Firm

The Company’s financial statements have been audited by Grant Thornton, an independent registered public accounting firm, which was engaged on November 20, 2015.  Grant Thornton’s attestation report on the Company’s internal controls over financial reporting, which disclaims an opinion on the effectiveness of the Company’s internal control over financial reporting, is included herein. Grant Thornton was unable to perform auditing procedures necessary to form an opinion on the Company’s internal control over financial reporting as of October 31, 2015 due to the fact that Grant Thornton was engaged after October 31, 2015.

Changes in Internal Control over Financial Reporting

Other than the changes related to the material weakness and related remediation described in the 2014 10-K and above, there has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

MVC Capital, Inc.

We were engaged to audit the internal control over financial reporting of MVC Capital, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of October 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.

As described in Item 9A of the Company’s Annual Report on Form 10-K, we were engaged to audit the Company’s internal control over financial reporting subsequent to October 31, 2015.  Accordingly, we were unable to perform auditing procedures necessary to form an opinion on the Company’s internal control over financial reporting as of October 31, 2015.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  If one or more material weaknesses exist, a company’s internal control over financial reporting cannot be considered effective.  The following material weakness has been identified and included in management’s assessment.

The Company identified a material weakness in their internal control over financial reporting concerning the design and operating effectiveness of certain valuation related controls associated with investments in certain affiliated or controlled portfolio companies.  As a result of the weakness, a material misstatement of the fair values of certain investments (and related misstatements of Net Unrealized Appreciation/Depreciation on Investments, Total Assets, Net Asset Value Per Share, and related financial disclosures), were not prevented or detected on a timely basis, as reported in the 2014 10-K.  The foregoing led to the restatement of the 2013 annual financial statements, and 2013 and 2014 interim financial statements.

Because of the limitation on the scope of our audit described above, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the effectiveness of the Company’s internal control over financial reporting.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended October 31, 2015, and our report dated May 16, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York

May 16, 2016

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

ITEM 9B.             OTHER INFORMATION

None.

PART III

ITEM 10.                       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors and the officers of the Fund, including brief biographical information, as of December 31, 2015, is set forth below.

(1) Name, Address and Age	(2) Positions(s) Held with the Fund	(3) Term of Office/ Length of Time Served	(4) Principal Occupation(s) During Past 5 Years	(5) Number of Portfolios in Fund Complex Overseen by Director	(6) Other Directorships Held by Director During Past 5 Years
Independent Directors

Emilio Dominianni 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 84	Director	1 year/12 years, 10 months

Mr. Dominianni is a retired Partner of, and was Special Counsel to, Coudert Brothers LLP, a law firm. He is currently a director of Stamm International Corporation, Powrmatic Inc., and Powrmatic of Canada Ltd., manufacturers and distributors of heating, ventilating, and air conditioning equipment.

				None(1)	See column 4

(1) Name, Address and Age	(2) Positions(s) Held with the Fund	(3) Term of Office/ Length of Time Served	(4) Principal Occupation(s) During Past 5 Years	(5) Number of Portfolios in Fund Complex Overseen by Director	(6) Other Directorships Held by Director During Past 5 Years
Phillip Goldstein 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 70	Director	1 year/3 years, 3 months

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

				None(1)	See column 4

(1) Name, Address and Age	(2) Positions(s) Held with the Fund	(3) Term of Office/ Length of Time Served	(4) Principal Occupation(s) During Past 5 Years	(5) Number of Portfolios in Fund Complex Overseen by Director	(6) Other Directorships Held by Director During Past 5 Years
Gerald Hellerman 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 78	Director	1 year/12 years, 10 months

Mr. Hellerman owned and served as Managing Director of Hellerman Associates, a financial and corporate consulting firm, from the firm’s inception in 1993 until it ceased operations in 2013. Mr. Hellerman currently serves as a director and chief compliance officer for The Mexico Equity and Income Fund, Inc. and for Special Opportunities Fund, Inc. Mr. Hellerman currently serves as director and chairman of the audit committee of Emergent Capital, Inc. (formerly known as Imperial Holdings Inc.) and Crossroads Capital, Inc. (formerly BDCA Venture, Inc.), as well as a director of Ironsides Partners Opportunity Offshore Fund Ltd.

				None(1)	See column 4

Robert Knapp Ironsides Partners LLC 100 Summer Street 27th Floor Boston, MA 02108 Age: 49	Director	1 year/12 years, 10 months

Mr. Knapp is the Founder and Managing Director of Ironsides Partners LLC, Ironsides Partners Opportunity Fund, Ironsides Partners Special Situations Fund, Ironsides Partners Special Situations Fund II, and related partnerships and entities. He serves as a director of the Africa Opportunity Partners Ltd. and its related fund vehicles, including the Africa Opportunity Fund Ltd. (LSE SFM: AOF).  Mr. Knapp is an independent, non-executive director of Pacific Alliance Asia Opportunity Fund and its related entities and Pacific Alliance Group Asset Management Ltd., as well as Castle Private Equity AG (SWX: CPEN).  Mr. Knapp also serves as a member of the Board of Managers of Veracity Worldwide LLC.  In addition to his directorships named above, Mr. Knapp is a Trustee of Princeton-in-

				None(1)	See column 4

(1) Name, Address and Age	(2) Positions(s) Held with the Fund	(3) Term of Office/ Length of Time Served	(4) Principal Occupation(s) During Past 5 Years	(5) Number of Portfolios in Fund Complex Overseen by Director	(6) Other Directorships Held by Director During Past 5 Years

Asia, Regional Plan Association, and the Sea Education Association.  He also serves as a director of the Massachusetts Eye and Ear Infirmary. Mr. Knapp was previously a director of Pacific Alliance Investment Management Ltd. and the Vietnam Opportunity Fund. He previously served as a member of the Board of Managers of and Waterloo Oil & Gas LLC. Mr. Knapp was previously a managing director with Millennium Partners.

William Taylor 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 73	Director	1 year/9 years, 10 months

Mr. Taylor is a Certified Public Accountant and retired Partner of Deloitte & Touche. Mr. Taylor is currently a director of Northern Illinois University Foundation (where he was Treasurer from 2007 to 2011) and President and a director of The William & Dian Taylor Foundation. Mr. Taylor was previously a trustee of Writers Theatre. From 1976 through May 2005, Mr. Taylor was a Partner at Deloitte & Touche. From 1997 to 2001, Mr. Taylor was a director of Deloitte & Touche USA and from 1999 to 2003 Mr. Taylor was a director of Deloitte Touche Tohmatsu.

				None(1)	See column 4

Officer and Interested Directors

Warren Holtsberg(2) 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 65	Director	1 year/8 years, 9 months

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

arm for Motorola, Inc. where he led the worldwide fund for eight years. He was also Corporate Vice President and Director of Equity Investments at Motorola. Mr. Holtsberg served as a member of the Board of Directors of the Illinois Venture Capital Association until 2014, and currently serves as a member of the Board of Sportvision, the Big Shoulders Fund, and Advanced Oilfield Services, a portfolio company of the MVC Private Equity Fund, L.P. Mr. Holtsberg serves as an Emeritus Board Member of the Chicagoland Entrepreneurship Center, the Illinois Emerging Technology Funds and as Chairman of the Board of UI Labs. Previously, Mr. Holtsberg served as a board member of Illinois Ventures, the venture investment arm for the University of Illinois through 2015. Mr. Holtsberg also serves as a director for U.S. Gas & Electric, Inc. and MVC Partners LLC, portfolio companies of the Fund.

Michael Tokarz(3) 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 66	Director	1 year/12 years, 2 months

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

also currently serves on the corporate boards of CNO Financial Group, Inc., Walter Energy, Inc. (Chairman of the board), Walter Investment Management Corp., and Mueller Water Products, Inc. He is Chairman Emeritus and is a member of the Board of the University of Illinois Foundation, and serves on its executive committee, investment policy committee and finance committee. He is also a member of the Board of Managers for Illinois Ventures, LLC and Illinois Emerging Technology Fund LLC. Mr. Tokarz serves as a director for the following portfolio companies of the Fund: Custom Alloy Corporation, MVC Automotive Group B.V., MVC Partners LLC, Ohio Medical Corporation and Turf Products, LLC. He also serves as a director of Focus Pointe Global, Gibdock Limited, and Plymouth Rock Energy, LLC, all portfolio companies of MVC Private Equity Fund, L.P. He was previously on the board of Lomonosov, Althleta, Inc., and Apertio Ltd. In addition, he was on the boards of Timberland Machines & Irrigation, Inc., Dakota Growers Pasta Company, Harmony Health and Beauty, Inc., Harmony Pharmacy & Health Centers, Inc., Summit Research Labs, Inc. and Huamei Capital Company, formerly portfolio companies of the Fund.

Executive Officers

Bruce Shewmaker 287 Bowman Avenue 2nd Floor	Managing Director	Indefinite term/12 years, 2 months	Mr. Shewmaker currently serves as Managing Director of the Adviser and the Fund.	N/A	N/A

(1) Name, Address and Age	(2) Positions(s) Held with the Fund	(3) Term of Office/ Length of Time Served	(4) Principal Occupation(s) During Past 5 Years	(5) Number of Portfolios in Fund Complex Overseen by Director	(6) Other Directorships Held by Director During Past 5 Years
Purchase, NY 10577 Age: 70

Mr. Shewmaker worked directly for the Fund from November 2003 through October 2006. Previously, Mr. Shewmaker served as an Independent Director of the Fund in 2003. Mr. Shewmaker currently serves on the board of Garrison Capital Inc. Mr. Shewmaker previously served on the board of Harris & Harris Group, Inc. Mr. Shewmaker served as a director for the following portfolio companies of the Fund: Baltic Motors Corporation, Phoenix Coal Corporation, Processclaims, Inc. Vendio Services, Inc., Velocitius B.V., and Vestal Manufacturing Enterprises, Inc. He currently serves on the Boards of Foliofn, Inc., MVC Partners LLC, and Advantage Insurance Holdings Ltd.

Scott Schuenke 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 36	Chief Financial Officer	Indefinite term/2 years, 2 months

Mr. Schuenke currently serves as the Chief Financial Officer of the Adviser, in addition to his service as Chief Financial Officer of the Fund. He previously served as the Chief Compliance Officer to the Fund and the Adviser. Prior to joining the Fund in June 2004, Mr. Schuenke served as a compliance officer with U.S. Bancorp Fund Services, LLC, from 2002 until he joined the Fund in 2004. Mr. Schuenke also served as the secretary of The Mexico Equity & Income Fund, Inc. and assistant secretary of Tortoise Energy Infrastructure Corporation during his tenure at U.S. Bancorp Fund Services, LLC. He serves on the Board of NPWT Corporation, a portfolio company of the Fund. He previously served as a director of Vestal Manufacturing Enterprises, a portfolio company of the Fund. Mr. Schuenke is a Certified Public Accountant.

				N/A	N/A

(1) Name, Address and Age	(2) Positions(s) Held with the Fund	(3) Term of Office/ Length of Time Served	(4) Principal Occupation(s) During Past 5 Years	(5) Number of Portfolios in Fund Complex Overseen by Director	(6) Other Directorships Held by Director During Past 5 Years
Kevin Byrne 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 56	Chief Compliance Officer	Indefinite/1 year

Mr. Byrne currently serves as Chief Compliance Officer of the Adviser, in addition to his service as Chief Compliance Officer of the Fund. He also currently serves as Financial, Administrative and Compliance Consultant/Member at Fisher Capital Corp, LLC and as Deputy Chief Compliance Officer for PPC Enterprises, LLC. He previously served as a Compliance Consultant to the Adviser from November 2013 to December 2014.

				N/A	N/A

Jaclyn Rothchild 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 36	Vice President/ Secretary	Indefinite term/11 years, 1 month; Indefinite term/11 years, 11months

Ms. Rothchild currently serves as Vice President and Secretary of the Adviser, in addition to her service as Vice President and Secretary of the Fund. Prior to joining the Fund in June 2002, she was an Associate and Business Manager with Draper Fisher Jurvetson meVC Management Co. LLC, the former investment sub-adviser to the Fund, and an Associate at The Bank Companies (acquired by Newmark & Co. Real Estate), a commercial real estate company. Ms. Rothchild serves as Vice President and Chief Operating Officer of Eleventh Street Partners, Inc. and is a member of the Advisory Board of Forward Health. Ms. Rothchild serves on the Board of MVC Partners LLC, a portfolio company of the Fund.

				N/A	N/A

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 (the “1934 Act”), and Section 30(h) of the 1940 Act, taken together, require that the Directors, officers of the Fund and beneficial owners of more than 10% of the equity securities of the Fund (collectively, “Reporting Persons”) file with the SEC reports of their beneficial ownership and changes in their beneficial ownership of the Fund’s securities.  Based solely on its review of the copies of such reports, the Fund believes that each of the Reporting Persons who was a Reporting Person during the fiscal year ended October 31, 2015 has complied with applicable filing requirements.

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

The following table sets forth compensation paid by the Fund in all capacities during the fiscal year ended October 31, 2015 to all of our Directors. Our Directors have been divided into two groups — Interested Directors and Independent Directors. The Interested Directors are “interested persons,” as defined in the 1940 Act, of the Fund. No compensation is paid to the Interested Directors. (The Fund is not part of any Fund Complex.) No information has been provided with respect to executive officers of the Fund because the Fund’s executive officers do not receive any direct compensation from the Fund.

Name of Person, Position	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation (1)	Total
Interested Directors
Warren Holtsberg, Director	None	None	None	None
Michael Tokarz, Chairman and Portfolio Manager	None	None	None	None
Independent Directors
Emilio Dominianni, Director	$80,000	None	None	$80,000
Phillip Goldstein, Director	$70,000	None	None	$70,000
Gerald Hellerman, Director	$90,000	None	None	$90,000
Robert Knapp, Director	$90,000	None	None	$90,000
William Taylor, Director	$70,000	None	None	$70,000

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

ITEM 12.                       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Director Equity Ownership

The following table sets forth, as of the date of December 31, 2015, with respect to each Director, certain information regarding the dollar range of equity securities beneficially owned in the Fund. The Fund does not belong to a family of investment companies.

(1) Name of Director	(2) Dollar Range of Equity Securities in the Fund	(3) Aggregate Dollar Range of Equity Securities of All Funds Overseen by Director in Family of Investment Companies
Independent Directors
Emilio Dominianni	Over $100,000	Over $100,000
Phillip Goldstein	Over $100,000	Over $100,000
Gerald Hellerman	Over $100,000	Over $100,000
Robert Knapp	Over $100,000	Over $100,000
William Taylor	Over $100,000	Over $100,000

Interested Directors
Warren Holtsberg (1)	$ 50,001-$100,000	$ 50,001-$100,000
Michael Tokarz (2)	Over $100,000	Over $100,000

(1) Mr. Holtsberg is an Interested Director because of his employment with the Adviser.

(2) Mr. Tokarz is an Interested Director because he serves as an officer of the Fund and controls the Adviser.

The following table sets forth, as of December 31, 2015, each stockholder who owned more than 5% of the Fund’s outstanding shares of common stock, each current director, the Fund’s executive officers, and the directors and executive officers as a group.  Unless otherwise indicated, the Fund believes that each beneficial owner set forth in the table has sole voting and investment power.

Shareholder Name and Address	Amount of Shares Owned		Percentage of Fund Held

Bulldog Investors LLC	1,412,685	(1)	6.22%
Park 80 West, 250 Pehle Ave Suite 708
Saddle Brook, NJ 07663

Royce & Associates, LLC	1,233,700	(2)	5.43%
745 Fifth Avenue
New York, NY 10151

RiverNorth	1,215,757		5.36%
325 N. Lasalle Street
Suite 645
Chicago, IL 60654

Interested Directors

Warren Holtsberg	7,000		*

Michael Tokarz	931,042.57		4.10%

Independent Directors

Emilio Dominianni	52,899.3		*

Phillip Goldstein	1,008,551	**	4.44%

Gerald Hellerman	63,000		*

Robert Knapp	672,858.37	***	2.96%

William Taylor	49,567.28		*

Executive Officers

Bruce Shewmaker	23,365.72		*

Scott Schuenke	2,961.76		*

Jaclyn Shapiro-Rothchild	2,943.65		*

Kevin Byrne			*

All directors and executive officers as a group (11 in total)*****	2,814,189.65		12.40%

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

***                           300,765.37 of these Shares are held by Ironsides Holdings LLC, which is wholly-owned by Robert Knapp. 372,093 shares are held by a separately managed account and a private fund. Mr. Knapp is a principal of the investment adviser of the separately managed account and a principal of the general partner and investment adviser of the private fund. Mr. Knapp is also a limited partner in a fund that has an interest in the private fund. The investment adviser has sole voting and dispositive power over the 372,093 shares held by the separately managed account and the private fund. Mr. Knapp disclaims all beneficial ownership of such Shares, except to the extent of his pecuniary interest therein. For purposes of calculating the “Percentage of Fund Held”, however, all of the Shares have been counted as being beneficially owned. Additionally, 672,858.37 of Mr. Knapp’s Shares are pledged as security to margin accounts. Based on information contained in Form 4 filed on October 10, 2014.

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

The principal equity owner of the Adviser is Mr. Tokarz, our Chairman.  Our senior officers and Mr. Holtsberg have other financial interests in the Adviser (i.e., based on the Adviser’s performance).  In addition, our officers and the officers and employees of the Adviser may serve as officers, directors or principals of entities that operate in the same or related line of business as we do or of investment funds managed by the Adviser or our affiliates.  These related businesses currently include a private equity fund (the “PE Fund”), the establishment of which was authorized by our Board.  As previously disclosed in our 10-K reports for the last three fiscal years, an indirect wholly-owned subsidiary of the Fund serves as the general partner and the Adviser serves as the portfolio manager of the PE Fund, and both entities receives a portion of the carried interest and management fees generated from the PE Fund.  Our Board has approved a specific policy regarding the allocation of investment opportunities, which was set forth in the reports.  Consistent with the Board-approved policy concerning the allocation of investment opportunities, the PE Fund received a priority allocation of all private equity investments that would otherwise have been non-diversified investments (investments that represent more than 5% of the Company’s total assets or more than 10% of the outstanding voting securities of an issuer) for the Company during the PE Fund’s investment period, which ended on October 28, 2014.

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

ITEM 14.                       PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees:

The aggregate fees billed as of the day immediately prior to the date of this filing for professional services rendered by Ernst & Young LLP for the audit of the Fund’s annual financial statements and review of financial statements in the Form 10-Q’s for the fiscal years ended October 31, 2015 and October 31, 2014 were $0 and $749,000, respectively.

The aggregate fees billed as of the day immediately prior to the date of this filing thus far for professional services rendered by Grant Thornton LLP for the audit of the Fund’s annual financial statements and review of financial statements in the Form 10-Q’s for the fiscal year ended October 31, 2015 were $800,000.

Audit-Related Fees:

The aggregate fees billed as of the day immediately prior to the date of this filing by Ernst & Young LLP for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended October 31, 2015 and October 31, 2014 were $50,000 and $75,000, respectively.

The aggregate fees billed as of the day immediately prior to the date of this filing thus far by Grant Thornton LLP for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements for the fiscal year ended October 31, 2015 were $0.

Tax Fees:

The aggregate fees billed as of the day immediately prior to the date of this filing by Ernst & Young LLP for services rendered with respect to tax compliance, tax advice and tax planning for the fiscal years ended October 31, 2015 and October 31, 2014 were $0 and $65,000, respectively.

The aggregate fees billed as of the day immediately prior to the date of this filing by Grant Thornton LLP for services rendered with respect to tax compliance, tax advice and tax planning for the fiscal year ended October 31, 2015 was $3,925.

All Other Fees:

The aggregate fees billed as of the day immediately prior to the date of this filing by Ernst & Young LLP for any other products or services for the fiscal years ended October 31, 2015 and October 31, 2014 were $4,000 and $24,000, respectively.

The aggregate fees billed as of the day immediately prior to the date of this filing by Grant Thornton LLP for any other products or services for the fiscal year ended October 31, 2015 were $0.

The Audit Committee Charter requires that the Audit Committee pre-approve all audit and non-audit services to be provided to the Fund by the independent accountants; provided, however, that the Audit Committee may specifically authorize its Chairman to pre-approve the provision of any non-audit service to the Fund.  Further, the foregoing pre-approval policy may be waived, with respect to the provision of any non-audit services, consistent with the exceptions provided for in the federal securities laws.  All of the audit and tax services provided by Ernst & Young LLP for the fiscal year ended October 31, 2014 and by Ernst & Young LLP and Grant Thornton LLP for the fiscal year ended October 31, 2015 were pre-approved by the Audit Committee or its Chairman.  For the fiscal years ended October 31, 2014 and October 31, 2015, the Fund’s Audit Committee did not waive the pre-approval requirement with respect to any non-audit services provided to the Fund by Ernst & Young LLP or Grant Thornton LLP.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

		Page(s)
(a)(1)	Financial Statements
	Consolidated Balance Sheets
	October 31, 2015 and October 31, 2014	97

	Consolidated Schedule of Investments
	October 31, 2015	98-99
	October 31, 2014	100-101

	Consolidated Statement of Operations
	For the Year Ended October 31, 2015,
	the Year Ended October 31, 2014 and
	the Year Ended October 31, 2013	102

	Consolidated Statement of Cash Flows
	For the Year Ended October 31, 2015,
	the Year Ended October 31, 2014 and
	the Year Ended October 31, 2013	103

	Consolidated Statement of Changes in Net Assets
	For the Year Ended October 31, 2015,
	the Year Ended October 31, 2014 and
	the Year Ended October 31, 2013	104

	Consolidated Selected Per Share Data and Ratios
	For the Year Ended October 31, 2015,
	the Year Ended October 31, 2014,
	the Year Ended October 31, 2013,
	the Year Ended October 31, 2012 and
	the Year Ended October 31, 2011	105

	Notes to Consolidated Financial Statements	106-154
	Report of Independent Registered Public Accounting Firm	155

(a)(2)	The following financial statement schedules are filed here with:

	Schedule 12-14 of Investments in and Advances to Affiliates	176

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

Exhibit Number	Description
10.5

Form of Amendment to Custody Agreement between Registrant and U.S. Bank National Association. (Incorporated by reference to Exhibit10.4 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 4, 2009)

10.6

Form of Amendment to Custody Agreement between Registrant and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.3 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 11, 2012)

10.7

Form of Amendment to Custody Agreement between Registrant and U.S. Bank National Association (Incorporated by reference to Exhibit 10.7 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on October 15, 2015).

10.8

Form of Transfer Agency Letter Agreement with Registrant and EquiServe Trust Company, N.A. (Incorporated by reference to Exhibit 99.k.2 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

10.9

Form of Fee and Service Schedule Amendment to Transfer Agency Agreement with Registrant and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit10.1 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on September 8, 2009)

10.10

Form of Fee and Service Schedule Amendment to Transfer Agency Agreement with Registrant and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 10.10 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on October 15, 2015)

10.11

Form of Fund Administration Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit 99.k.6 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on February 21, 2006)

10.12

Form of Fund Accounting Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit 99.k.7 filed with Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on February 21, 2006)

10.13

Form of First Amendment to Fund Administration Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit10.2 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 4, 2009)

10.14

Form of Second Amendment to Fund Administration Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit 10.2 with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 11, 2012)

10.15

Form of Third Amendment to Fund Administration Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC (Incorporated by reference to Exhibit 10.15 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on October 15, 2015)

10.16

Form of First Amendment to Fund Accounting Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit10.3 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 4, 2009)

Exhibit Number	Description
10.17

Form of Second Amendment to Fund Accounting Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit 10.2 with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 11, 2012)

10.18

Form of Third Amendment to Fund Accounting Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC (Incorporated by reference to Exhibit 10.18 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on October 15, 2015)

10.19

Form of Custody Agreement between Registrant and JP Morgan Chase Bank, N.A., (Incorporated by reference to Exhibit 10 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on December 21, 2010).

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

10.25

Third Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company (Incorporated by reference to Exhibit 10(A) with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on September 9, 2014

10.26

Fourth Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company (Incorporated by reference to Exhibit 10.26 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on October 15, 2015)

10.27

Fifth Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company (Incorporated by reference to Exhibit 10.27 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on October 15, 2015)

10.28

Sixth Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company (Incorporated by reference to Exhibit 10.28 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on October 15, 2015)

10.29

Seventh Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company (Incorporated by reference to Exhibit 10(A) with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on January 29, 2016)

Exhibit Number	Description
10.30

Loan Agreement between MVC Capital, Inc. and Firstrust Bank (Incorporated by reference to Exhibit 10.29 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on October 15, 2015)

10.31

Amended and Restated Loan Agreement between MVC Capital, Inc. and Firstrust Bank (Incorporated by reference to Exhibit 10.30 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on October 15, 2015)

10.32

Amendment to the Amended and Restated Loan Agreement between MVC Capital, Inc. and Firstrust Bank (Incorporated by reference to Exhibit 10(A) with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on December 1, 2015)

10.33

Credit Agreement between MVC Capital, Inc., Santander Bank, N.A. and Wintrust Bank (Incorporated by reference to Exhibit 10(B) with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on January 29, 2016)

12.1

Statement of Computation of Ratios of Earnings to Fixed Charges. (Previously filed as Exhibit 99.1 filed with Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form N-2 (File No. 333-184803) filed on February 26, 2013)

12.2

Statement of Computation of Ratios of Earnings to Fixed Charges. (Previously filed as Exhibit 99.2 filed with Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form N-2 (File No. 333-184803) filed on April 26, 2013)

16.1	Letter Regarding Change in Certifying Accountant (Previously filed as Exhibit 99.1 filed with Registrant’s Current Report on Form 8-K (File No. 814-00201) filed on July 6, 2015)
21.1

Financial Statements (as of 12/31/2013) of Velocitius B.V., a current significant subsidiary (unaudited by MVC Capital, Inc. but based on audited financial statements prepared and provided by the portfolio company) (Incorporated by reference to Exhibit 21.1 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on October 15, 2015)

21.2

Financial Statements (as of 12/31/2013 and excludes financial information of a subsidiary dealership and the parent company) of MVC Automotive Group B.V., a current significant subsidiary (unaudited by MVC Capital, Inc. but based on audited financial statements prepared and provided by the portfolio company) (Incorporated by reference to Exhibit 21.2 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on October 15, 2015)

21.3 *

Consolidated Financial Statements with Independent Auditors’ Report (as of 12/31/2014) of Ohio Medical Corporation, a significant subsidiary (unaudited by MVC Capital, Inc. but based on audited financial statements prepared and provided by the portfolio company).

21.4 *

Combined Financial Statements with Independent Auditors’ Report (as of 12/31/2014) for a combined group of subsidiaries of MVC Automotive Group GmbH, a significant subsidiary.   The Combined Financial Statements exclude one subsidiary and the parent company (unaudited by MVC Capital, Inc. but based on audited financial statements prepared and provided by the portfolio company).

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

(c)                                              Financial Statement Schedules

Schedule 12-14

MVC Capital, Inc. and Subsidiaries

Schedule of Invesments in and Advances to Affiliaties

		Amount of Interest			Gross	Gross
		or Dividends Credited		October 31, 2014	Additions	Reductions	October 31, 2015
Portfolio Company	Investment (1)	to Income (5)	Other (2)	Fair Value	(3)	(4)	Fair Value

Companies More than 25% owned

Equus Total Return, Inc. (Regulated Investment Company)	Common Stock	—	—	9,778,217	—	(2,133,429)	7,644,788

Harmony Health & Beauty, Inc. (Healthcare - Retail)	Common Stock	—	—	—	—	—	—

MVC Automotive Group	Common Stock	—	—	21,548,000	2,795,400	(10,891,400)	13,452,000

MVC Private Equity Fund LP	General Partnership Interest	—	—	503,924	48,092	—	552,016

(Private Equity Firm)	Limited Partnership Interest	—	—	19,969,408	1,970,336	—	21,939,744

Ohio Medical Corporation (Medical Device Manufacturer)	Common Stock Series A Preferred Stock	— —	— —	— 23,800,000	— —	— (17,749,203)	— 6,050,797
	Series C Preferred Stock	—	—	27,763,434	4,715,858	—	32,479,292

RuMe Inc.	Common Stock	—	—	924,475	—	—	924,475
(Consumer Products)	Series C Preferred Stock	—	—	4,285,525	2,182,247	—	6,467,772
	Series B-1 Preferred Stock	—	—	1,090,000	577,753	—	1,667,753

SIA Tekers Invest (Port Facilities)	Common Stock	—	—	1,225,000	—	(883,000)	342,000

Turf Products, LLC	Loan	428,479	—	3,864,272	—	(1,278)	3,862,994
(Distributor - Landscaping & Irrigation Equipment)	LLC Interest	—	—	3,991,794		—	3,991,794
	Guarantee	—	—	(66,860)	25,826	—	(41,034)
	Warrant	—	—	—	—	—	—

Velocitius B.V. (Renewable Energy)	Common Equity Interest	—	—	11,467,000	—	(11,467,000)	—

Total companies more than 25% owned		$1,480,964					$99,334,391

Companies More than 5% owned, but less than 25%

Advantage Insurance Holdings LTD (Insurance)	Preferred Stock	—	—	7,721,000	294,164	—	8,015,164

Centile Holding B.V. (Software)	Common Stock	—	—	4,994,000	250,000	(339,000)	4,905,000

JSC Tekers Holdings	Common Stock	—	—	4,200	—	(200)	4,000
(Automotive Dealerships)	Preferred Stock	—	—	6,157,906	—	(1,112,206)	5,045,700

Security Holdings, B.V. (Electrical Engineering)	Common Equity Interest	—	—	50,600,000	—	(5,300,000)	45,300,000

SGDA Europe B.V. (Soil Remediation)	Common Equity Interest	—	—	9,996,664	—	(3,976,664)	6,020,000

U.S. Gas & Electric, Inc.	Second Lien Loan	988,541	—	7,500,000	—	—	7,500,000
(Energy Services)	Unsecured Loan	441,361	—	3,041,550	125,670	—	3,167,220
	Preferred Stock	—	—	83,667,607	—	—	83,667,607
	Preferred Stock	—	—	—	—	—	—

Vestal Manufacturing Enterprises, Inc.	Loan	49,613	—	600,000	6,315,236	(600,000)	6,315,236
(Iron Foundries)	Common Stock	1,002,872	—	16,900,000	250,000	(16,900,000)	250,000
	Warrants	—	—	—	—	—	—

Total companies more than 5% owned, but less than 25%		$1,429,902					$170,189,927

This schedule should be read in conjunction with the Company’s consolidated statements as of and for the year ended October 31, 2015, including the consolidated schedule of investments.

(1) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.  The principal amount for loans and debt securities and the number of shares of common and preferred stock are shown in the consolidated schedule of investments as of October 31, 2015.

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

Date	Signature	Title

Date:		Chairman (Principal Executive Officer) and Director
5/16/16	/s/ Michael Tokarz
(Michael Tokarz)

Date:		Principal Financial Officer
5/16/16	/s/ Scott Schuenke
(Scott Schuenke)

Date:		Director
5/16/16	/s/ Emilio Dominianni
(Emilio Dominianni)

Date:		Director
5/16/16	/s/ Gerald Hellerman
(Gerald Hellerman)

Date:		Director
5/16/16	/s/ Phillip F. Goldstein
(Phillip F. Goldstein)

Date:		Director
5/16/16	/s/ Warren Holtsberg
(Warren Holtsberg)

Date:		Director
5/16/16	/s/ Robert C. Knapp
(Robert C. Knapp)

Date:		Director
5/16/16	/s/ William E. Taylor
(William E. Taylor)