Form 10-Q
period 2016-01-31
MVC CAPITAL, INC.
filed 2016-05-16
CIK 1099941

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016 or

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

MVC Capital, Inc.

(A Delaware Corporation)

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.

Consolidated Balance Sheets

	January 31,	October 31,
	2016	2015
	(Unaudited)
ASSETS
Assets
Cash	$24,551,195	$7,753,901
Restricted cash (cost $500,000 and $1,000,034)	500,000	1,000,034
Restricted cash equivalents (cost $0 and $5,503,000)	—	5,503,000
Cash equivalents (cost $2,144,764 and $2,557,666)	2,144,764	2,557,666
Investments at fair value
U.S. Treasury obligations (cost $0 and $89,820,800)	—	89,681,535
Non-control/Non-affiliated investments (cost $149,756,999 and $165,626,784)	121,526,005	131,351,403
Affiliate investments (cost $131,124,364 and $121,962,460)	171,290,131	170,189,927
Control investments (cost $90,990,863 and $156,127,715)	65,660,459	99,334,391
Total investments at fair value (cost $371,872,226 and $533,537,759)	358,476,595	490,557,256
Receivable on sale of U.S. Treasury obligations	50,130,858	—
Escrow receivables, net of reserves	10,021,678	292,744
Deferred financing fees	4,012,863	2,467,305
Fee and other receivables	1,857,018	1,696,280
Dividends and interest receivables, net of reserves	1,706,870	4,404,600
Prepaid expenses	646,866	609,517

Total assets	$454,048,707	$516,842,303

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Senior notes	$114,408,750	$114,408,750
Revolving credit facility	50,000,000	90,000,000
Provision for incentive compensation (Note 11)	2,746,779	4,976,767
Management fee payable	1,468,265	1,527,930
Professional fees payable	1,379,896	1,820,416
Accrued expenses and liabilities	729,528	622,446
Interest payable	432,803	359,866
Management fee payable - Asset Management	296,812	296,812
Portfolio fees payable - Asset Management	287,689	250,846
Consulting fees payable	138,054	272,880
Taxes payable	213	1,152
Bridge Loan	—	8,000,000
Liability for share exchange	—	228,851

Total liabilities	171,888,789	222,766,716

Commitments and Contingencies (Note 9)

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 28,304,448 shares issued and 22,702,821 shares outstanding as of January 31, 2016 and October 31, 2015	283,044	283,044
Additional paid-in-capital	418,298,784	418,298,784
Accumulated earnings	107,418,389	102,420,976
Dividends paid to stockholders	(135,937,262)	(129,012,902)
Accumulated net realized gain (loss)	(39,556,328)	2,189
Net unrealized (depreciation) appreciation	(13,050,503)	(42,620,298)
Treasury stock, at cost, 5,601,627 and 5,601,627 shares held, respectively	(55,296,206)	(55,296,206)

Total shareholders’ equity	282,159,918	294,075,587

Total liabilities and shareholders’ equity	$454,048,707	$516,842,303

Net asset value per share	$12.43	$12.95

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Quarter Ended	For the Quarter Ended
	January 31, 2016	January 31, 2015
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$97,385	$260

Total dividend income	97,385	260

Interest income
Non-control/Non-affiliated investments	2,988,786	2,967,671
Affiliate investments	573,373	327,429
Control investments	79,699	87,128

Total interest income	3,641,858	3,382,228

Payment-in-kind/Deferred interest income
Non-control/Non-affiliated investments	1,259,420	833,724
Affiliate investments	90,297	31,305
Control investments	39,272	39,272

Total payment-in-kind/Deferred interest income	1,388,989	904,301

Fee income
Non-control/Non-affiliated investments	52,259	—
Affiliate investments	181,500	183,000
Control investments	2,343,750	80,750

Total fee income	2,577,509	263,750

Fee income - Asset Management [1]
Portfolio fees	249,408	271,475
Management fees	134,362	33,629

Total fee income - Asset Management	383,770	305,104

Total operating income	8,089,511	4,855,643

Operating Expenses:
Interest and other borrowing costs	2,628,786	2,455,010
Management fee	1,979,291	1,979,805
Consulting fees	222,351	115,851
Portfolio fees - Asset Management [1]	187,056	203,606
Legal fees	164,000	409,000
Audit & tax preparation fees	135,600	162,000
Other expenses	122,185	150,072
Directors’ fees	110,000	105,000
Management fee - Asset Management [1]	100,772	16,307
Insurance	79,917	85,920
Administration	61,318	61,613
Public relations fees	48,000	46,500
Printing and postage	14,694	22,431
Net Incentive compensation (Note 11)	(2,229,988)	(2,119,568)

Total operating expenses	3,623,982	3,693,547

Less: Voluntary Expense Waiver by Adviser [2]	(37,500)	(37,500)
Less: Voluntary Management Fee Waiver by Adviser [3]	(494,823)	—

Total waivers	(532,323)	(37,500)

Net operating income before taxes	4,997,852	1,199,596

Tax Expenses:
Current tax expense	439	439

Total tax expense	439	439

Net operating income	4,997,413	1,199,157

Net Realized and Unrealized (Loss) Gain on Investments:

Net realized loss on investments
Short term investments	(90,427)	(137,754)
Non-control/Non-affiliated investments	(7,636,535)	—
Affiliate investments	(71,268)	—
Control investments	(31,760,287)	—

Total net realized loss on investments	(39,558,517)	(137,754)

Net unrealized appreciation (depreciation) on investments	29,569,795	(10,804,604)

Net realized and unrealized loss on investments	(9,988,722)	(10,942,358)

Net decrease in net assets resulting from operations	$(4,991,309)	$(9,743,201)

Net decrease in net assets per share resulting from operations	$(0.21)	$(0.43)

Dividends declared per share	$0.305	$0.135

Weighted average number of shares outstanding [4]	22,702,821	22,702,821

1 These items are related to the management of the MVC Private Equity Fund, L.P. (“PE Fund”).  Please see Note 10 “Management” for more information.

2 Reflects the quarterly portion of the TTG Advisers’ voluntary waiver of $150,000 of expenses for the 2016 and 2015 fiscal years, that the Company would otherwise be obligated to reimburse TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  Please see Note 10 “Management” for more information.

3 Reflects the quarterly portion of the TTG Advisers’ voluntary waiver of .50% of the management fee for the 2016 fiscal year.

Please see Note 10 “Management” for more information.

4 Please see Note 13 “Dividends and Distributions to Shareholders and Share Repurchase Program” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Quarter Ended	For the Quarter Ended
	January 31, 2016	January 31, 2015
Cash flows from Operating Activities:
Net decrease in net assets resulting from operations	$(4,991,309)	$(9,743,201)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss	39,558,517	137,754
Net change in unrealized (appreciation) depreciation	(29,569,795)	10,804,604
Amortization of premiums (discounts) and fees	5,314	(37,725)
Increase in accrued payment-in-kind dividends and interest	(3,337,651)	(436,878)
Amortization of deferred financing fees	(241,013)	(160,005)
Changes in operating assets and liabilities:
Restricted cash	500,034	617,000
Restricted cash equivalents	5,503,000	617,000
Dividends, interest and fees receivable	2,697,730	(406,356)
Fee and other receivables	(160,738)	1,168,736
Escrow receivables, net of reserves	(9,728,934)	—
Prepaid expenses	(37,349)	151,178
U.S. Treasury obligations receivable	(50,130,858)	(100,185,061)
Incentive compensation (Note 11)	(2,229,988)	(2,119,568)
Other liabilities	(647,939)	(567,464)
Purchases of equity investments	(1,599,450)	—
Purchases of debt instruments	(8,280,800)	(39,853,543)
Purchases of U.S. Treasury obligations	(49,931,003)	(99,323,398)
Proceeds from equity investments (1)	36,621,814	388,406
Proceeds from debt instruments	8,951,299	27,637,376
Sales/maturities of U.S. Treasury obligations	139,662,416	199,186,185

Net cash provided by (used in) operating activities	72,613,297	(12,124,960)

Cash flows from Financing Activities:
Borrowings from revolving credit facility	63,200,000	100,000,000
Repayments from revolving credit facility	(103,200,000)	(100,000,000)
Borrowings from bridge loan	—	15,882,481
Repayments from bridge loan	(8,000,000)	(1,000,000)
Share exchange	—	(1,857)
Financing fees paid	(1,304,545)	—
Distributions paid to shareholders	(6,924,360)	(3,064,881)

Net cash (used in) provided by financing activities	(56,228,905)	11,815,743

Net change in cash and cash equivalents for the period	16,384,392	(309,217)

Cash and cash equivalents, beginning of period	$10,311,567	$17,172,464

Cash and cash equivalents, end of period	$26,695,959	$16,863,247

During the quarters ended January 31, 2016 and 2015 MVC Capital, Inc. paid $2,340,892 and $2,272,426 in interest expense, respectively.

During the quarters ended January 31, 2016 and 2015 MVC Capital, Inc. paid $0 and $1,420 in income taxes, respectively.

Non-cash activity:

During the quarters ended January 31, 2016 and 2015, MVC Capital, Inc. recorded payment in-kind dividend and interest of $3,337,651 and $436,878, respectively. This amount was added to the principal balance of the investments and recorded as dividend/interest income.

On December 24, 2015, as part of Inland’s restructuring, the Company received a $6.0 million senior secured loan in MVC Environmental, Inc. and received 950 common shares in MVC Environmental, Inc.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Changes in Net Assets

	For the Quarter Ended	For the Quarter Ended	For the Year Ended
	January 31, 2016	January 31, 2015	October 31, 2015
	(Unaudited)	(Unaudited)
Operations:
Net operating gain	$4,997,413	$1,199,157	$9,296,816
Net realized (loss) gain on investments	(39,558,517)	(137,754)	3,700,260
Net change in appreciation (depreciation) unrealized appreciation on investments	29,569,795	(10,804,604)	(50,557,496)

Net decrease in net assets from operations	(4,991,309)	(9,743,201)	(37,560,420)

Shareholder Distributions from:
Income	(4,997,852)	(1,199,157)	(9,296,816)
Realized gain	—	—	(2,962,708)
Return of capital	(1,926,508)	(1,865,724)	—

Net decrease in net assets from shareholder distributions	(6,924,360)	(3,064,881)	(12,259,524)

Capital Share Transactions:
Reissuance of treasury stock for share exchange	—	—	—
Provision for share exchange	—	(1,857)	(7,427)
Offering expenses	—	—	—
Repurchase of common stock	—	—	—

Net decrease in net assets from capital share transactions	—	(1,857)	(7,427)

Total decrease in net assets	(11,915,669)	(12,809,939)	(49,827,371)

Net assets, beginning of period/year	294,075,587	343,902,958	343,902,958

Net assets, end of period/year	$282,159,918	$331,093,019	$294,075,587

Common shares outstanding, end of period/year	22,702,821	22,702,821	22,702,821

Undistributed net operating income	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

	For the		For the		For the
	Quarter Ended		Quarter Ended		Year Ended
	January 31, 2016		January 31, 2015		October 31, 2015
	(Unaudited)		(Unaudited)

Net asset value, beginning of period/year	$12.95		$15.15		$15.15

(Loss) Gain from operations:
Net operating gain	0.22		0.05		0.41
Net realized and unrealized loss on investments	(0.43)		(0.48)		(2.07)

Total loss from investment operations	(0.21)		(0.43)		(1.66)

Less distributions from:
Income	(0.22)		(0.05)		(0.41)
Realized gain	—		—		(0.13)
Return of capital	(0.09)		(0.09)		—

Total distributions	(0.31)		(0.14)		(0.54)

Capital share transactions
Dilutive effect of share issuance	—		—		—
Anti-dilutive effect of share repurchase program	—		—		—

Total capital share transactions	—		—		—

Net asset value, end of period/year	$12.43		$14.58		$12.95

Market value, end of period/year	$7.40		$9.48		$8.32

Market discount	(40.47)%		(34.98)%		(35.75)%

Total Return - At NAV (a)	(1.66)%		(2.87)%		(11.08)%

Total Return - At Market (a)	(7.40)%		(14.69)%		(21.85)%

Ratios and Supplemental Data:

Portfolio turnover ratio	2.60%		6.25%		15.19%

Net assets, end of period/year (in thousands)	$282,160		$331,093		$294,076

Ratios to average net assets:
Expenses including tax expense	4.26	% (c)	4.30	% (c)	4.54%
Expenses excluding tax expense	4.26	% (c)	4.30	% (c)	4.54%

Net operating income before tax expense	6.88	% (c)	1.41	% (c)	2.93%
Net operating income after tax expense	6.88	% (c)	1.41	% (c)	2.93%

Ratios to average net assets excluding waivers:
Expenses including tax expense	4.99	% (c)	4.34	% (c)	4.59%
Expenses excluding tax expense	4.99	% (c)	4.34	% (c)	4.59%

Net operating income before tax expense	6.15	% (c)	1.37	% (c)	2.89%
Net operating income after tax expense	6.15	% (c)	1.37	% (c)	2.89%

(a) Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the period/year.
(b) Supplemental Ratio information

Ratios to average net assets: (b)
Expenses excluding incentive compensation	7.33	% (c)	6.79	% (c)	7.62%
Expenses excluding incentive compensation, interest and other borrowing costs	3.71	% (c)	3.90	% (c)	4.39%

Net operating income (loss) before incentive compensation	3.81	% (c)	(1.08	)% (c)	(0.15)%
Net operating income before incentive compensation, interest and other borrowing costs	7.43	% (c)	1.81	% (c)	3.08%

Ratios to average net assets excluding waivers: (b)
Expenses excluding incentive compensation	8.06	% (c)	6.84	% (c)	7.67%
Expenses excluding incentive compensation, interest and other borrowing costs	4.44	% (c)	3.95	% (c)	4.44%

Net operating income (loss) before incentive compensation	3.08	% (c)	(1.13	)% (c)	(0.19)%
Net operating income before incentive compensation, interest and other borrowing costs	6.70	% (c)	1.76	% (c)	3.04%

(c) Annualized.

(d) Non- Annualized.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

January 31, 2016

(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value

Non-control/Non-affiliated investments- 43.07% (a), (c), (f), (g)
Actelis Networks, Inc.	Technology Investment	Preferred Stock (150,602 shares) (d), (i)		$5,000,003	—
Agri-Carriers Group, Inc.	Transportation	Senior Subordinated Debt 12.0000% Cash, 3.0000% Deferred, 07/20/2017 (l)	$11,774,486	12,798,890	$12,895,709
Biogenic Reagents	Renewable energy	Senior Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b), (l)	5,518,846	5,518,846	5,518,846
		Senior Convertible Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b), (l)	4,966,962	4,966,962	5,027,270
		Senior Note 12.0000% Cash, 4.0000% PIK, 02/29/2016 (b), (l)	4,207,746	4,207,746	4,207,746
		Senior Subordinated Debt 12.0000% Cash, 4.0000% PIK, 02/29/2016 (b), (l)	1,019,875	1,019,875	1,019,875
		Warrants (d)	2	620,077	1,631,698
				16,333,506	17,405,435
Biovation Acquisition Co.	Manufacturer of Laminate Material and Composites	Common Stock (90 shares) (d)		784,622	517,984
Custom Alloy Corporation	Manufacturer of Pipe Fittings	Second Lien Loan 8.3000% Cash, 1.7000% PIK, 04/30/2020 (b), (l)	23,931,433	23,931,433	21,877,783
		Unsecured Subordinated Loan 12.0000% Cash, 09/04/2016 (l)	3,000,000	3,000,000	2,460,630
				26,931,433	24,338,413
FOLIOfn, Inc.	Technology Investment - Financial Services	Preferred Stock (5,802,259 shares) (d), (i)		15,000,000	5,630,000
G3K Display, Inc.	Retail Store Fixtures	Senior Lien Loan 13.0000% Cash, 04/11/2019 (h)	5,625,000	5,625,000	—
		Warrants (d)	1	—	—
				5,625,000	—
Initials, Inc.	Consumer Products	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK, 06/22/2020 (b), (l)	4,750,000	4,750,000	4,750,000
Legal Solutions Holdings, Inc.	Business Services	Senior Subordinated Debt 12.0000% Cash, 2.0000% Deferred, 09/12/2018 (l)	10,205,000	10,600,943	10,278,617
MainStream Data, Inc.	Technology Investment	Common Stock (5,786 shares) (d), (i)		3,750,000	—
Morey’s Seafood International, LLC	Food Services	Second Lien Loan 6.0000% Cash, 9.0000% PIK, 08/12/2018 (b), (l)	16,412,410	16,412,410	13,589,426
NPWT Corporation	Medical Device Manufacturer	Series B Common Stock (281 shares) (d)		1,231,638	2,000
		Series A Convertible Preferred Stock (5,000 shares) (d)		—	40,000
				1,231,638	42,000
Pride Engineering, LLC	Manufacturer of Equipment Components	Second Lien Note 12.0000% Cash, 05/08/2021 (l)	5,135,000	5,135,000	5,135,000
RX Innovation, Inc.	Software	Senior Subordinated Debt 12.0000% Cash, 4.0000% Deferred, 03/01/2017 (l)	10,300,000	11,501,351	11,904,218
Thunderdome Restaurants, LLC	Restaurants	Second Lien Loan 12.0000% Cash, 06/10/2020 (l)	1,914,203	1,914,203	1,914,203
U.S. Spray Drying Holding Company	Specialty Chemicals	Class B Common Stock (784 shares) (d)		5,488,000	6,625,000
		Secured Loan 12.0000% Cash, 05/02/2019 (l)	1,500,000	1,500,000	1,500,000
				6,988,000	8,125,000
United States Technologies, Inc.	Electronics Manufacturing and Repair	Senior Lien Loan 10.5000% Cash, 07/17/2020	5,000,000	5,000,000	5,000,000
Sub Total Non-control/Non-affiliated investments				149,756,999	121,526,005

Affiliate investments - 60.71% (a), (c), (f), (g)
Advantage Insurance Holdings LTD	Insurance	Preferred Stock (750,000 shares) (d), (e)		7,500,000	8,015,164
Centile Holdings B.V.	Software	Common Equity Interest (d), (e)		3,524,376	5,165,000
JSC Tekers Holdings	Real Estate Management	Common Stock (3,201 shares) (d), (e)		4,500	—
		Preferred Stock (9,159,085 shares) (d), (e)		11,810,188	4,306,000
				11,814,688	4,306,000
MVC Environmental, Inc.	Environmental Services	Senior Secured Loan 9.0000% PIK, 12/22/2020 (b), (l)	6,000,000	6,000,000	6,000,000
		Common Stock (950 shares) (d)		3,081,000	3,081,000
				9,081,000	9,081,000
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d), (e)		52,846,140	40,660,000
SGDA Europe B.V.	Environmental Services	Common Equity Interest (d), (e)		28,544,800	3,082,000
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 13.0000% Cash, 07/01/2019 (l)	7,500,000	7,500,000	7,500,000
		Unsecured Loan 10.0000% Cash, 4.0000% PIK, 07/01/2018 (b), (l)	3,199,707	3,199,707	3,199,707
		Convertible Series I Preferred Stock (32,200 shares) (d), (k), (o)		500,000	83,667,607
		Convertible Series J Preferred Stock (8,216 shares) (d), (o)		—	—
				11,199,707	94,367,314
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK, 11/28/2021 (b), (l)	6,363,653	6,363,653	6,363,653
		Common Stock (5,610 shares) (d)		250,000	250,000
		Warrants (d)	5,303	—	—
				6,613,653	6,613,653

Sub Total Affiliate investments				131,124,364	171,290,131

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments - (Continued)

January 31, 2016

(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value
Control Investments - 23.27% (c), (f), (g)
Equus Total Return, Inc.	Regulated Investment Company	Common Stock (4,444,644 shares) (d)		$10,030,272	$7,555,895
MVC Automotive Group GmbH	Automotive Dealerships	Common Equity Interest (a), (d), (e)		50,057,288	15,024,000
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (a), (d), (j)		13,838,539	22,864,046
		General Partnership Interest (a), (d), (j)		353,024	574,652
				14,191,563	23,438,698
RuMe Inc.	Consumer Products	Common Stock (5,297,548 shares) (a), (d)		924,475	924,475
		Series C Preferred Stock (23,896,634 shares) (a), (d)		3,410,694	7,097,772
		Series B-1 Preferred Stock (4,999,076 shares) (a), (d)		999,815	1,827,753
				5,334,984	9,850,000
SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (a), (d), (e)		2,300,000	307,000
Somotra NV	Automotive Dealerships	Bridge Loan 5.0000% Cash, 03/14/2016 (e), (l), (m)	1,645,800	1,645,800	1,645,800
Turf Products, LLC	Distributor - Landscaping and	Senior Subordinated Debt 7.0000% Cash, 4.0000% PIK, 11/01/2018 (a), (b), (l)	$3,895,262	3,895,262	3,881,774
	Irrigation Equipment	Limited Liability Company Interest (a), (d)		3,535,694	3,991,794
		Guarantee (a), (d)	1	—	(34,502)
		Warrants (a), (d)	150	—	—
				7,430,956	7,839,066

Sub Total Control Investments				90,990,863	65,660,459

TOTAL PORTFOLIO INVESTMENTS - 127.05% (f)				$371,872,226	$358,476,595

Cash Equivalents - 0.76% (f), (g)
Fidelity Institutional Government Money Market Fund	Money Market Fund	Beneficial Shares (2,144,764 shares)		2,144,764	2,144,764
Total Cash Equivalents				2,144,764	2,144,764

TOTAL INVESTMENTS - 127.81% (f)				$374,016,990	$360,621,359

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

(c) All of the Company’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except MVC Automotive Group GmbH, Security Holdings B.V., SGDA Europe B.V., SIA Tekers Invest, JSC Tekers Holdings, Centile Holdings B.V., Equus Total Return, Inc., MVC Private Equity Fund L.P., Advantage Insurance LTD, and Somotra NV. The Company makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d) Non-income producing assets.

(e) The principal operations of these portfolio companies are located in Europe and Cayman Islands which represents approximately 28% of the net assets.  The remaining portfolio companies are located in North America which represents approximately 99% of the net assets.

(f) Percentages are based on net assets of $282,159,918 as of January 31, 2016.

(g) See Note 3 for further information regarding “Investment Classification.”

(h) All or a portion of the accrued interest on these securities have been reserved for.

(i) Legacy Investments.

(j) MVC Private Equity Fund, LP is a private equity fund focused on control equity investments in the lower middle market.  The fund currently holds five investments, four located in the United States and one in Gibraltar, the investments are in the energy, services, contract manufacturing, and industrial sectors.  The Company’s proportional share of the AccuMed Corp. preferred stock, Plymouth Rock Energy membership interest and loan and the Gibdock Limited equity interest is $5,623,533, $7,195.877 and $5,554,203, respectively.

(k) Upon a liquidity event, the Company may receive additional ownership in U.S. Gas & Electric, Inc.

(l) All or a portion of these securities may serve as collateral for the Santander Credit Facility.

(m) A wholly-owned subsidiary  of MVC Automotive Group GmbH.

(o) All or a portion of these securities may serve as collateral for the Macquarie Energy trade supple credit facility

PIK - Payment-in-kind

- Denotes zero cost or fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

October 31, 2015

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value

Non-control/Non-affiliated investments- 44.67% (a), (c), (f), (g)
Actelis Networks, Inc.	Technology Investment	Preferred Stock (150,602 shares) (d), (i)		$5,000,003	—
Agri-Carriers Group, Inc.	Transportation	Senior Subordinated Debt 12.0000% Cash, 3.0000% Deferred, 07/20/2017 (l), (m)	$11,774,486	11,787,114	$11,774,486
Biogenic Reagents	Renewable energy	Senior Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b), (l)	5,463,002	5,463,002	5,463,002
		Senior Convertible Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b), (l)	4,916,702	4,916,702	4,983,082
		Senior Note 12.0000% Cash, 4.0000% PIK, 02/29/2016 (b), (l)	4,165,169	4,165,169	4,165,169
		Senior Subordinated Debt 12.0000% Cash, 4.0000% PIK, 02/29/2016 (b), (l)	1,009,556	1,009,556	1,009,556
		Warrants (d)	2	620,077	1,660,689
				16,174,506	17,281,498
Biovation Acquisition Co.	Manufacturer of Laminate Material and Composites	Common Stock (90 shares) (d)		784,622	555,869
Biovation Holdings, Inc.	Manufacturer of Laminate Material and Composites	Bridge Loan 6.0000% Cash, 6.0000% PIK, 10/31/2014 (b), (h)	1,079,325	1,079,325	—
		Warrants (d)	3	397,677	—
				1,477,002	—
Custom Alloy Corporation	Manufacturer of Pipe Fittings	Second Lien Loan 7.3000% Cash, 3.7000% PIK, 04/30/2020 (b), (l)	23,791,903	23,791,903	23,638,469
		Unsecured Subordinated Loan 12.0000% Cash, 09/04/2016 (l)	3,000,000	3,000,000	3,000,000
				26,791,903	26,638,469
FOLIOfn, Inc.	Technology Investment - Financial Services	Preferred Stock (5,802,259 shares) (d), (i)		15,000,000	5,596,000
G3K Display, Inc.	Retail Store Fixtures	Senior Lien Loan 13.0000% Cash, 04/11/2019 (h)	5,625,000	5,625,000	—
		Warrants (d)	1	—	—
				5,625,000	—
Initials, Inc.	Consumer Products	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK, 06/22/2020 (b), (l)	4,750,000	4,750,000	4,750,000
Inland Environmental & Remediation LP	Environmental Services	Senior Secured Loan 12.0000% Cash, 04/17/2019 (h), (l)	15,000,000	14,506,835	8,000,000
		Warrants (d)	1	713,000	—
				15,219,835	8,000,000
Legal Solutions Holdings, Inc.	Business Services	Senior Subordinated Debt 12.0000% Cash, 2.0000% Deferred, 09/12/2018 (l), (m)	8,705,000	8,718,402	8,705,000
MainStream Data, Inc.	Technology Investment	Common Stock (5,786 shares) (d), (i)		3,750,000	—
Morey’s Seafood International, LLC	Food Services	Second Lien Loan 6.0000% Cash, 9.0000% PIK, 08/12/2018 (b), (l)	16,047,333	16,047,333	14,371,830
NPWT Corporation	Medical Device Manufacturer	Series B Common Stock (281 shares) (d)		1,231,638	2,000
		Series A Convertible Preferred Stock (5,000 shares) (d)		—	36,000
				1,231,638	38,000
The Results Companies, LLC	Business Services	Senior Subordinated Debt 13.0000% Cash, 2.5000% Deferred, 07/01/2016 (l), (m)	9,000,000	9,008,330	9,000,000
RX Innovation, Inc.	Software	Senior Subordinated Debt 12.0000% Cash, 4.0000% Deferred, 03/01/2017 (l), (m)	10,300,000	10,307,845	10,300,000
Thunderdome Restaurants, LLC	Restaurants	Second Lien Loan 12.0000% Cash, 06/10/2020	1,965,251	1,965,251	1,965,251
U.S. Spray Drying Holding Company	Specialty Chemicals	Class B Common Stock (784 shares) (d)		5,488,000	5,875,000
		Secured Loan 12.0000% Cash, 05/02/2019	1,500,000	1,500,000	1,500,000
				6,988,000	7,375,000
United States Technologies, Inc.	Electronics Manufacturing and Repair	Senior Lien Loan 10.5000% Cash, 07/17/2020 (l)	5,000,000	5,000,000	5,000,000
Sub Total Non-control/Non-affiliated investments				165,626,784	131,351,403

Affiliate investments - 57.87% (a), (c), (f), (g)
Advantage Insurance Holdings LTD	Insurance	Preferred Stock (750,000 shares) (d), (e)		7,500,000	8,015,164
Centile Holdings B.V.	Software	Common Equity Interest (d), (e)		3,524,376	4,905,000
JSC Tekers Holdings	Real Estate Management	Common Stock (3,201 shares) (d), (e)		4,500	4,000
		Preferred Stock (9,159,085 shares) (d), (e)		11,810,188	5,045,700
				11,814,688	5,049,700
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d), (e)		52,846,140	45,300,000
SGDA Europe B.V.	Environmental Services	Common Equity Interest (d), (e)		28,544,800	6,020,000
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 13.0000% Cash, 07/01/2019 (l)	7,500,000	7,500,000	7,500,000
		Unsecured Loan 10.0000% Cash, 4.0000% PIK , 07/01/2018 (b), (l)	3,167,220	3,167,220	3,167,220
		Convertible Series I Preferred Stock (32,200 shares) (d), (k), (o)		500,000	83,667,607
		Convertible Series J Preferred Stock (8,216 shares) (d), (o)		—	—
				11,167,220	94,334,827
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK , 11/28/2021 (b), (l)	6,315,236	6,315,236	6,315,236
		Common Stock (5,610 shares) (d)		250,000	250,000
		Warrants (d)	5,303	—	—
				6,565,236	6,565,236

Sub Total Affiliate investments				121,962,460	170,189,927

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments - (Continued)

October 31, 2015

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value
Control Investments - 33.78% (c), (f), (g)
Equus Total Return, Inc.	Regulated Investment Company	Common Stock (4,444,644 shares) (d)		$10,030,272	$7,644,788
MVC Automotive Group GmbH	Automotive Dealerships	Common Equity Interest (a), (d), (e)		48,457,838	13,452,000
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (a), (d), (j)		13,838,539	21,939,744
		General Partnership Interest (a), (d), (j)		353,024	552,016
				14,191,563	22,491,760
Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (a), (d)		15,763,636	—
		Series A Convertible Preferred Stock 16.0000% PIK (33,904 shares) (a), (b)		30,000,000	6,050,797
		Series C Convertible Preferred Stock 16.0000% PIK (10,737shares) (a), (b)		22,618,466	32,479,292
				68,382,102	38,530,089
RuMe Inc.	Consumer Products	Common Stock (5,297,548 shares) (a), (d)		924,475	924,475
		Series C Preferred Stock (23,896,634 shares) (a), (d)		3,410,694	6,467,772
		Series B-1 Preferred Stock (4,999,076 shares) (a), (d)		999,815	1,667,753
				5,334,984	9,060,000
SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (a), (d), (e)		2,300,000	342,000
Turf Products, LLC	Distributor - Landscaping and	Senior Subordinated Debt 7.0000% Cash, 4.0000% PIK, 11/01/2018 (a), (b), (l)	$3,895,262	3,895,262	3,862,994
	Irrigation Equipment	Limited Liability Company Interest (a), (d)		3,535,694	3,991,794
		Guarantee (a), (d)	1	—	(41,034)
		Warrants (a), (d)	150	—	—
				7,430,956	7,813,754

Sub Total Control Investments				156,127,715	99,334,391

TOTAL PORTFOLIO INVESTMENTS - 136.32% (f)				$443,716,959	$400,875,721

Short-Term Investments - 30.49% (f), (g)
U.S. Treasury Obligations	U.S. Government Securities	1.3750% Cash, 10/31/2019 (n)	90,300,000	$89,820,800	$89,681,535

Sub Total Short-Term Investments				$89,820,800	$89,681,535

Cash Equivalents and Restricted Cash Equivalents - 2.74% (f), (g)
Fidelity Institutional Government Money Market Fund	Money Market Fund	Beneficial Shares (1,659,943 shares)		1,659,943	1,659,943
JP Morgan Prime Money Market Fund	Money Market Fund	Beneficial Shares (6,400,723 shares)		6,400,723	6,400,723
Total Cash Equivalents and Restricted Cash Equivalents				8,060,666	8,060,666

TOTAL INVESTMENT ASSETS - 169.55%				$541,598,425	$498,617,922

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

MVC Capital, Inc. (the “Company”)

Notes to Consolidated Financial Statements

January 31, 2016

(Unaudited)

1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements.  Certain amounts, when applicable, have been reclassified to adjust to current period presentations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included as required by Regulation S-X, Rule 10-01. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2015, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 16, 2016.  As the Company is an investment company, (as defined by the Investment Company Act of 1940 (the “1940 Act”)), management follows investment company accounting and reporting guidance of Financial Accounting Standards Board (“FASB”) 946-Investment Companies, which is accounting principles generally accepted in the United States of America (“GAAP”).

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

On October 14, 2011, the Company formed a wholly-owned subsidiary, MVC Cayman, an exempted company incorporated in the Cayman Islands, to hold certain of its investments and to make certain future investments.  The results of MVCFS and MVC Cayman are consolidated into the Company’s financial statements and all inter-company accounts have been eliminated in consolidation.

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

During fiscal year ended October 31, 2014, MVC Turf, LLC (“MVC Turf”) was consolidated with the Company as MVC Turf is an MVC wholly-owned holding company. The consolidation of MVC Turf did not have any material effect on the financial position or net results of operations of the Company.  Of the $24.6 million in cash on the Company’s Consolidated Balance Sheets as of January 31, 2016, approximately $345,000 was held by MVC Turf, an MVC wholly-owned holding company.

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

4. Cash and Cash Equivalents

For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all money market and all highly liquid temporary cash investments purchased with an original maturity of less than three months to be cash equivalents. The Company places its cash and cash equivalents with financial institutions and cash held in bank accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit.  As of January 31, 2016, the Company had approximately $2.1 million in cash equivalents, $500,000 in restricted cash and approximately $24.6 million in cash totaling approximately $27.2 million.  Of the $24.6 million in cash, approximately $345,000 was held by MVC Turf, an MVC wholly-owned holding company.

Restricted Cash and Cash Equivalents

Cash and cash equivalent accounts that are not available to the Company for day—to-day use and are legally restricted are classified as restricted cash. Restricted cash and cash equivalents are carried at cost, which approximates fair value.  On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is related to a project guarantee by AB DnB NORD bankas to Security Holdings B.V., a portfolio company investment.  The Euro letter of credit was equivalent to approximately $5.5 million at October 31, 2015.  During the quarter ended January 31, 2016, the Euro letter of credit was released and is no longer collateralized by the Company and released from restricted cash.  During the quarter ended January 31, 2016, the Company agreed to cash collateralize a $500,000 working capital line of credit for MVC Environmental, which was classified as restricted cash equivalents on the Company’s Consolidated Balance Sheets.

5. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). ASU 2014-09 addresses the reporting of revenue by most entities and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. This update is effective in fiscal periods beginning after December 15, 2016. Early application is not permitted. The impact on our financial statements of adopting ASU 2014-09 is currently being assessed by management.

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

6. Investment Valuation Policy

Our investments are carried at fair value in accordance with the Accounting Standards Codification, Fair Value Measurement (“ASC 820”). In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of our Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction.  At January 31, 2016, we did not own restricted or unrestricted securities of any publicly traded company in which we have a majority-owned interest but did own one security in which we have a minority-owned interest.

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

At January 31, 2016 and October 31, 2015, approximately 77.29% and 76.08%, respectively, of total assets represented investments in portfolio companies recorded at fair value (“Fair Value Investments”).

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

Interest income, adjusted for amortization of premium and accretion of discount on a yield to maturity methodology, is recorded on an accrual basis to the extent that such amounts are expected to be collected.  Origination and/or closing fees associated with investments in portfolio companies are accreted into income over the respective terms of the applicable loans.  Upon the prepayment of a loan or debt security, any unamortized original issue discount or market discount is recorded as interest income. Prepayment premiums are recorded on loans when received as interest income.  Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that the Company expects to collect such amounts.

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

7. Concentration of Market Risk

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments and escrow receivables (other than cash equivalents), which collectively represented approximately 81.16% and 77.62% of the Company’s total assets at January 31, 2016 and October 31, 2015, respectively. As discussed in Note 8, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the Company’s portfolio investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include foreign investments (which subject the Company to additional risks such as currency, geographic, demographic and operational risks), entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.  Additionally, we are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate.  As of January 31, 2016, the fair value of our largest investment, U.S. Gas & Electric, Inc. (“U.S. Gas”), comprised 20.8% of our total assets and 33.4% of our net assets.  The Company’s investments in short-term securities are generally in U.S. government securities, with a maturity of greater than three months but generally less than one year or other high quality and highly liquid investments.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents.

The following table shows the portfolio composition by industry grouping at fair value as a percentage of net assets as of January 31, 2016 and October 31, 2015.

	January 31, 2016	October 31, 2015
Energy Services	33.44%	32.08%
Electrical Engineering	14.41%	15.40%
Manufacturer of Pipe Fittings	8.63%	9.06%
Private Equity	8.31%	7.65%
Renewable Energy	6.17%	5.88%
Software	6.05%	5.17%
Automotive Dealerships	5.91%	4.57%
Consumer Products	5.17%	4.70%
Food Services	4.82%	4.89%
Transportation	4.57%	4.00%
Environmental Services	4.31%	4.77%
Business Services	3.64%	6.02%
Specialty Chemicals	2.88%	2.51%
Insurance	2.84%	2.73%
Distributor - Landscaping and Irrigation Equipment	2.78%	2.66%
Regulated Investment Company	2.68%	2.60%
Iron Foundries	2.34%	2.23%
Technology Investment - Financial Services	2.00%	1.90%
Manufacturer of Equipment Components	1.82%	0.00%
Electronics Manufacturing and Repair	1.77%	1.70%
Real Estate Management	1.53%	1.72%
Restaurants	0.68%	0.66%
Manufacturer of Laminate Material and Composites	0.18%	0.18%
Port Facilities	0.11%	0.12%
Medical Device Manufacturer	0.01%	13.12%
Retail Store Fixtures	0.00%	0.00%
	127.05%	136.32%

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•

Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date. We valued one of our investments using Level 1 inputs as of January 31, 2016.

•

Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly or other inputs that are observable or can be corroborated by observable market data. Additionally, the Company’s interests in Investment Vehicles that can be withdrawn by the Company at the net asset value reported by such Investment Vehicle as of the measurement date or within six months of the measurement date are generally categorized as Level 2 investments. We did not value any of our investments using Level 2 inputs as of January 31, 2016.

•

Level 3: Level 3 inputs are unobservable and cannot be corroborated by observable market data. Additionally, included in Level 3 are the Company’s interests in Investment Vehicles from which the Company cannot withdraw at the net asset value reported by such Investment Vehicles as of the measurement date or within six months of the measurement date. We use Level 3 inputs for measuring the fair value of substantially all of our investments. See Note 6 “Investment Valuation Policy” for the investment valuation policies used to determine the fair value of these investments.

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

The following fair value hierarchy tables set forth our assets and liabilities by level as of January 31, 2016 and October 31, 2015 (in thousands):

	January 31, 2016
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$135,670	$135,670
Common Stock	7,556	—	11,707	19,263
Preferred Stock	—	—	110,584	110,584
Warrants	—	—	1,632	1,632
Common Equity Interest	—	—	63,931	63,931
LP Interest of the PE Fund	—	—	22,864	22,864
GP Interest of the PE Fund	—	—	575	575
LLC Interest	—	—	3,992	3,992
Guarantee	—	—	(35)	(35)
Escrow Receivable	—	—	10,022	10,022
Total Investments, net	$7,556	$—	$360,942	$368,498

	October 31, 2015
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$138,471	$138,471
Common Stock	7,645	—	7,953	15,598
Preferred Stock	—	—	149,026	149,026
Warrants	—	—	1,661	1,661
Common Equity Interest	—	—	69,677	69,677
LP Interest of the PE Fund	—	—	21,940	21,940
GP Interest of the PE Fund	—	—	552	552
LLC Interest	—	—	3,992	3,992
Guarantee	—	—	(41)	(41)
Escrow Receivable	—	—	293	293
Short-term investments	—	89,682	—	89,682
Total Investments, net	$7,645	$89,682	$393,524	$490,851

A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.  Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur.  During the quarter ended January 31, 2016 and the year ended October 31, 2015, there were no transfers in and out of Level 1 or 2.

The following tables set forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the quarter ended January 31, 2016, and January 31, 2015 (in thousands):

	Balances, November 1, 2015	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, January 31, 2016	Total Loss for the Year Included in Earnings Attibutable to the Change in Unrealized Appreciation (Depreciation) on Investments held as of January 31, 2016
Senior/Subordinated Loans and credit facilities	$138,471	$(6,526)	$7,593	$(3,368)	$17,618	$(18,118)	$—	$135,670	$(10,817)
Common Stock	7,953	(15,764)	15,764	673	3,081	—	—	11,707	(6,107)
Preferred Stock	149,026	(14,711)	14,088	88	—	(37,907)	—	110,584	66,364
Warrants	1,661	(1,111)	1,111	(29)	—	—	—	1,632	1,012
Common Equity Interest	69,677	—	—	(7,345)	1,599	—	—	63,931	(71,042)
LP Interest of the PE Fund	21,940	—	—	924	—	—	—	22,864	9,026
GP Interest of the PE Fund	552	—	—	23	—	—	—	575	222
LLC Interest	3,992	—	—	—	—	—	—	3,992	456
Guarantees	(41)	—	—	6	—	—	—	(35)	(35)
Escrow Receivable	293	(1,285)	—	—	11,014	—	—	10,022	—
Total	$393,524	$(39,397)	$38,556	$(9,028)	$33,312	$(56,025)	$—	$360,942	$(10,921)

	Balances, November 1, 2014	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, January 31, 2015	Total Loss for the Year Included in Earnings Attibutable to the Change in Unrealized Appreciation (Depreciation) on Investments held as of January 31, 2015
Senior/Subordinated Loans and credit facilities	$129,129	$—	$—	$(1,189)	$40,290	$(27,901)	$—	$140,329	$(6,492)
Common Stock	24,547	—	—	215	—	—	—	24,762	(13,251)
Preferred Stock	160,459	—	—	495	1,110	—	—	162,064	65,225
Warrants	713	—	—	(432)	—	—	—	281	(829)
Common Equity Interest	98,606	—	—	(9,410)	—	—	—	89,196	(52,527)
LP Interest of the PE Fund	19,969	—	—	(740)	—	—	—	19,229	5,391
GP Interest of the PE Fund	504	—	—	(19)	—	—	—	485	132
LLC Interest	3,992	—	—	—	—	—	—	3,992	456
Guarantees	(67)	—	—	—	—	—	—	(67)	(67)
Total	$437,852	$—	$—	$(11,080)	$41,400	$(27,901)	$—	$440,271	$(1,962)

(1)        Included in net realized gain (loss) on investments in the Consolidated Statements of Operations.

(2)        Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities disposed of during the quarter ended January 31, 2016 and January 31, 2015, respectively.

(3)        Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities held at January 31, 2016 and January 31, 2015, respectively.  As of January 31, 2016 and January 31, 2015, unrealized depreciation of Level 3 investments was approximately $10.9 million and approximately $2.0 million, respectively.

(4)        Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for new securities.

(5)        Includes decreases in the cost basis of investments resulting from principal repayments or sales.

In accordance with ASU 2011-04, the following tables summarize information about the Company’s Level 3 fair value measurements as of January 31, 2016 and October 31, 2015 (in thousands):

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range				Weighted
	1/31/2016	Valuation technique	Unobservable input	Low		High		average (a)

Common Stock (c) (d)	$11,707	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		16.7%		0.0%
			Real Estate Appraisals	N/A		N/A		N/A

		Income Approach	Discount Rate	15.0%		30.0%		18.2%

		Market Approach	Revenue Multiple	1.9	x	1.9	x	1.9	x
			EBITDA Multiple	4.7	x	4.7	x	4.7	x
			Forward EBITDA Multiple	7.0	x	7.0	x	7.0	x

Senior/Subordinated loans and credit facilities (b) (d)	$135,670	Market Approach	EBITDA Multiple	5.0	x	6.0	x	5.1	x
			Forward EBITDA Multiple	7.0	x	7.0	x	7.0	x

		Income Approach	Required Rate of Return	10.5%		22.0%		15.3%
			Discount Rate	16.2%		16.2%		16.2%

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A
			Discount to Net Asset Value	0.0%		0.0%		0.0%

LP Interest (e)	$22,864	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		0.0%		0.0%

GP Interest (e)	$575	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		0.0%		0.0%

LLC Interest	$3,992	Market Approach	EBITDA Multiple	6.0	x	6.0	x	6.0	x

Common Equity Interest	$63,931	Market Approach	Revenue Multiple	2.0	x	2.0	x	2.0	x
			EBITDA Multiple	5.3	x	7.0	x	6.5	x

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A
			Discount to Net Asset Value	0.0%		0.0%		0.0%

		Income Approach	Discount Rate	14.6%		16.4%		15.3%
			Perpetual Growth Rate of Free Cash Flow	3.0%		3.0%		3.0%

Preferred Stock (c)	$110,584	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		16.7%		5.8%
			Real Estate Appraisals	N/A		N/A		N/A

		Market Approach	Revenue Multiple	1.9	x	1.9	x	1.9	x
			EBITDA Multiple	5.0	x	5.0	x	5.0	x
			% of AUM	0.80%		0.80%		0.80%
			Illiquidity Discount	30.0%		30.0%		30.0%
			Multiple of Book Value	1.0	x	1.0	x	1.0	x
			EBT Multiple	17.5	x	17.5	x	17.5	x

		Income Approach	Discount Rate	15.0%		15.3%		15.3%
			Perpetual Growth Rate of Free Cash Flow	2.5%		2.5%		2.5%

Warrants	$1,632	Market Approach	Discount to Enterprise Value of Joint Venture	0.0%		0.0%		0.0%

Guarantees	$(35)	Income Approach	Discount Rate	7.3%		7.3%		7.3%

Escrows	$10,022	Adjusted Net Asset Approach	Discount to Net Asset Value	5.0%		5.0%		5.0%

		Income Approach	Discount Rate	13.4%		13.4%		13.4%

Total	$360,942

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

(e) Practical expedient is used utilizing the net asset valuations provided by the GP

* The above table excludes certain investments whose fair value is zero due to certain specific situations at the portfolio company level.

NM - Not Meaningful

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range				Weighted
	10/31/2015	Valuation technique	Unobservable input	Low		High		average (a)

Common Stock (c) (d)	$7,953	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		0.0%		0.0%
			Real Estate Appraisals	N/A		N/A		N/A

		Income Approach	Discount Rate	15.0%		30.0%		29.9%

		Market Approach	Revenue Multiple	2.0	x	2.0	x	2.0	x
			EBITDA Multiple	4.7	x	4.7	x	4.7	x
			Forward EBITDA Multiple	7.0	x	7.0	x	7.0	x
			Discount to Letter of Intent	2.4%		2.4%		2.0%

Senior/Subordinated loans and credit facilities (b) (d)	$137,462	Market Approach	EBITDA Multiple	5.0	x	6.0	x	5.1	x
			Forward EBITDA Multiple	7.0	x	7.0	x	7.0	x

		Income Approach	Required Rate of Return	10.3%		35.0%		15.6%
			Discount Rate	14.9%		14.9%		14.9%
			Perpetual Growth Rate of Free Cash Flow	2.0%		2.0%		0.0%

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A

LP Interest (e)	$21,940	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		0.0%		0.0%

GP Interest (e)	$552	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		0.0%		0.0%

LLC Interest	$3,992	Market Approach	EBITDA Multiple	6.0	x	6.0	x	6.0	x

Common Equity Interest	$69,677	Market Approach	Revenue Multiple	2.0	x	2.0	x	2.0	x
			Forward EBITDA Multiple	7.0	x	7.0	x	7.0	x
			EBITDA Multiple	5.5	x	5.6	x	5.6	x
			Multiple of Book Value	1.0	x	1.0	x	1.0	x

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A

		Income Approach	Discount Rate	13.0%		15.9%		15.6%
			Perpetual Growth Rate of Free Cash Flow	3.0%		3.0%		3.0%

Preferred Stock (c)	$149,026	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		0.0%		0.0%
			Real Estate Appraisals	N/A		N/A		N/A

		Market Approach	Revenue Multiple	2.0	x	2.0	x	2.0	x
			EBITDA Multiple	5.0	x	5.0	x	3.4	x
			% of AUM	0.82%		0.82%		0.82%
			Illiquidity Discount	30.0%		30.0%		30.0%
			Multiple of Book Value	1.0	x	1.0	x	1.0	x
			EBT Multiple	20.7	x	20.7	x	20.7	x
			Discount to Letter of Intent	2.4%		2.4%		2.4%

		Income Approach	Discount Rate	15.0%		15.9%		15.9%
			Perpetual Growth Rate of Free Cash Flow	2.5%		2.5%		2.5%

Warrants	$2,670	Market Approach	Discount to Enterprise Value of Joint Venture	0.0%		0.0%		0.0%

Guarantees	$(41)	Income Approach	Discount Rate	7.3%		7.3%		7.3%

Escrows	$293	Income Approach	Discount Rate	5.0%		5.0%		5.0%

Total	$393,524

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

For the Quarter Ended January 31, 2016

During the quarter ended January 31, 2016, the Company made two new investments, committing capital totaling approximately $6.8 million.  The investments were made in Somotra NV (“Somotra”) ($1.7 million) and Pride Engineering, LLC (“Pride”) ($5.1 million).

During the quarter ended January 31, 2016, the Company made 3 follow-on investments totaling approximately $3.1 million.  On November 20, 2015 and December 3, 2015, the Company invested an additional $538,000 and $1.1 million, respectively, in MVC Automotive Group GmbH (“MVC Automotive”) common equity.  On January 4, 2016, the Company loaned an additional $1.5 million to Legal Solutions Holdings, Inc. (“Legal Solutions”), which increased the senior subordinated loan to approximately $10.2 million.

On November 3, 2015, The Results Companies, LLC (“Results Companies”) repaid its loan in full totaling approximately $10.0 million, including all accrued interest.

On December 22, 2015, the Company realized a loss of approximately $1.5 million due to the dissolution of Biovation Holdings, Inc. (“Biovation”).

On December 24, 2015, the Company realized losses of approximately $5.5 million on Inland Environmental & Remediation LP (“Inland”) senior secured loan and $713,000 on the warrants as part of Inland’s restructuring.  As part of the restructuring, the Company received a $6.0 million senior secured loan in MVC Environmental, Inc., a holding company formed by the Company that owns and operates intellectual property and environmental service facilities for oil and gas waste recycling related to Inland, and received 950 common shares of MVC Environmental, Inc.  The loan bears annual interest of 9% and matures on December 22, 2020.

On December 31, 2015, the Company completed the sale of Ohio Medical Corporation (“Ohio Medical”) through an asset sale.  The Company expects gross proceeds of approximately $40.0 million, including fees, which results in a realized loss of approximately $30.5 million. At the time of closing, the Company received cash proceeds of approximately $29.0 million, which included $2.3 million in monitoring and closing fees, and anticipates receiving an additional $11.0 million, assuming the full receipt of all escrow proceeds scheduled for various periods, with the final release of payment scheduled for 18 months from the closing.  The fair value of the escrow as of January 31, 2016 was decreased to approximately $9.7 million, which resulted in a realized loss of approximately $1.3 million.

During the quarter ended January 31, 2016, the Company received distributions totaling approximately $97,000 from the PE Fund which was recorded as dividend income.

During the quarter ended January 31, 2016, Thunderdome Restaurants, LLC (“Thunderdome”) made principal payments totaling approximately $51,000 on its second lien loan.  The balance of the loan at January 31, 2016 was approximately $1.9 million.

During the quarter ended January 31, 2016, the Valuation Committee increased the fair value of the Company’s investments in: Foliofn, Inc. (“Foliofn”) preferred stock by $34,000, Turf Products, LLC (“Turf”) loan and guarantee by a total of approximately $25,000, RuMe Inc. (“RuMe”) series C preferred stock by $630,000 and series B preferred stock by $160,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $947,000, NPWT Corporation (“NPWT”) preferred stock by $4,000, Centile Holdings B.V. (“Centile”) equity interest by $260,000, Argi-Carrier Group, Inc. (“Agri-Carriers”) loan by approximately $108,000, RX Innovation, Inc. (“RX”) loan by approximately $409,000 and U.S. Spray Drying Holding Company (“SCSD”) common stock by $750,000.  In addition, increases in the cost basis and fair value of the loans to Biogenic Reagents (“Biogenic”), Custom Alloy Corporation (“Custom Alloy”), Morey’s Seafood International, LLC (“Morey’s”), Vestal Manufacturing Enterprises, Inc. (“Vestal”), Agri-Carriers, RX, Legal Solutions, MVC Environmental, Inc. and U.S. Gas & Electric, Inc. (“U.S. Gas”) were due to the capitalization of PIK interest totaling $3,337,651.  The Valuation Committee also decreased the fair value of the Company’s investments in: Custom Alloy second lien and unsecured loans by a total of approximately $2.4 million, MVC Automotive equity interest by approximately $27,000, Security Holdings B.V. (“Security Holdings”) equity interest by approximately $4.6 million, SGDA Europe B.V. (“SGDA Europe”) equity interest by approximately $2.9 million, SIA Tekers Invest (“Tekers”) common stock by $35,000, JSC Tekers Holdings (“JSC Tekers”) preferred stock by approximately $740,000 and common stock by $4,000, Biovation Acquisition Co. (“BAC”) common stock by approximately $38,000, Biogenic warrant and senior convertible note by a total of approximately $35,000, Morey’s second lien loan by approximately $1.1 million, Legal Solutions loan by approximately $310,000 and the Ohio Medical escrow by approximately $1.3 million that was recorded as a realized loss.

At January 31, 2016, the fair value of all portfolio investments, exclusive of escrow receivables, was $358.5 million with a cost basis of $371.9 million.  At January 31, 2016, the fair value and cost basis of investments made by the Company’s former management team pursuant to the prior investment objective (“Legacy Investments”) was $5.6 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $352.9 million and $348.1 million, respectively.  At October 31, 2015, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $400.9 million with a cost basis of $443.7 million.  At October 31, 2015, the fair value and cost basis of portfolio investments of the Legacy Investments was $5.6 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $395.3 million and $419.9 million, respectively.

For the Fiscal Year Ended October 31, 2015

During the fiscal year ended October 31, 2015, the Company made eight new investments, committing capital totaling approximately $58.1 million.  The investments were made in RX ($10.3 million), Agri-Carriers ($11.8 million), Legal Solutions ($8.7 million), The Results Companies, LLC

(“Results Companies”) ($9.0 million), Vestal ($6.5 million), Thunderdome ($2.0 million), Initials, Inc. (“Initials”) ($4.8 million) and United States Technologies, Inc. (“U.S. Technologies”) ($5.0 million).

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

On October 30, 2015, the Company realized a loss of $6.7 million with the dissolution of Harmony Health & Beauty, Inc. (“HH&B”).

During the fiscal year ended October 31, 2015, the Company sold its $10.0 million PrePaid Legal Services, Inc. (“Prepaid Legal”) loan for proceeds totaling approximately $10.1 million, including all accrued interest.

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

At October 31, 2015, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $400.9 million with a cost basis of $443.7 million.  At October 31, 2015, the fair value and cost basis of the Legacy Investments was $5.6 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $395.3 million and $419.9 million, respectively.  At October 31, 2014, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $447.6 million with a cost basis of $440.0 million.  At October 31, 2014, the fair value and cost basis of portfolio investments of the Legacy Investments was $5.9 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $441.7 million and $416.2 million, respectively.

9. Commitments and Contingencies

Commitments to Portfolio Companies:

At January 31, 2016 and October 31, 2015, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at January 31, 2016
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Portfolio Company	Amount Committed	Amount Funded at October 31, 2015
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Guarantees:

At January 31, 2016 and October 31, 2015, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at January 31, 2016
MVC Automotive	$6.3 million	—
Tekers	—	—
Turf	$1.0 million	—
Total	$7.3 million	—

Guarantee	Amount Committed	Amount Funded at October 31, 2015
MVC Automotive	$7.2 million	—
Tekers	—	—
Turf	$1.0 million	—
Total	$8.2 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At January 31, 2016, the Valuation Committee estimated the fair values of the guarantee obligations noted above to be approximately—$35,000 or negative $35,000.

These guarantees are further described below, together with the Company’s other commitments.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers, which did not have an outstanding balance as of January 31, 2016.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  Overtime, Erste Bank, the bank extending the mortgage to MVC Automotive, increased the amount of the mortgage. As such, the balance of the guarantee as of January 31, 2016 is approximately 5.8 million Euro (equivalent to approximately $6.3 million).

The Company guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank, which had a fair value of -$35,000 or negative $35,000 as of January 31, 2016.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  The investment period related to the PE Fund has ended.  Additional capital may be called for follow-on investments in existing portfolio companies of the PE Fund or to pay operating expenses of the PE Fund.  As of January 31, 2016, $14.6 million of the Company’s commitment has been contributed.

On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is related to a project guarantee by AB DnB NORD bankas to Security Holdings B.V., a portfolio company investment, and was classified as restricted cash equivalents on the Company’s Consolidated Balance Sheets.  The Euro letter of credit was equivalent to approximately $5.5 million at October 31, 2015.  During the quarter ended January 31, 2016, the Euro letter of credit was released and is no longer collateralized by the Company and released from restricted cash.

During the quarter ended January 31, 2016, the Company agreed to cash collateralize a $500,000 working capital line of credit for MVC Environmental provided by Branch Banking and Trust Company (“BB&T”).

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

On May 3, 2013, the Company sold approximately $33.9 million of additional Senior Notes in a direct offering.  The additional Senior Notes will also mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Notes will also bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  As of January 31, 2016, the total outstanding amount of the Senior Notes was approximately $114.4 million with a market value of approximately $110.7 million. The market value of the Senior Notes is based on the closing price of the security as of January 31, 2016 on the New York Stock Exchange (NYSE:MVCB).

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with BB&T. On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  On December 1, 2015, Credit Facility II was renewed and will now expire on May 31, 2016, at which time all outstanding amounts under it will be due and payable.  At October 31, 2015, the balance of Credit Facility II was $90.0 million.  During the quarter ended January 31, 2016, the Company’s net repayments on Credit Facility II were $40.0 million, resulting in an outstanding balance of $50.0 million at January 31, 2016.  Credit Facility II is used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 100 basis points.  In addition, the Company is also subject to a 20 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid closing fees, legal and other costs associated with these transactions.  These costs will be amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.  The Company received a waiver from BB&T with respect to the delivery of financial reports required under Credit Facility II, due to the Company’s delayed filing of its Annual Report.

On December 30, 2014, the Company entered into a 6 month, $25.0 million bridge loan (“Bridge Loan”) with Firstrust Bank.  Prior to maturity, the Bridge Loan was extended to December 31, 2015.  At October 31, 2015, the balance of the Bridge Loan was $8.0 million.  During the quarter ended January 31, 2016, the Bridge Loan was repaid in full.  On December 9, 2015, the Bridge Loan was replaced with Credit Facility III (as described below).  Borrowings under the Bridge Loan bore interest at 5%.  The Company paid closing fees, legal and other costs associated with the transaction.  These costs were amortized over the life of the Bridge Loan.  The Company has received extensions from Firstrust Bank as to the delivery of the financial reports required under the Amended and Restated Loan Agreement, due to the Company’s delayed quarterly filings.

On December 9, 2015, the Company entered into a three-year, $50 million revolving borrowing base credit facility (“Credit Facility III”) with Santander Bank N.A. as a lender and lead agent and Wintrust Bank as a lender and syndication agent.  As of January 31, 2016, there was no amount outstanding on Credit Facility III.  Credit Facility III can, under certain conditions, be increased up to $85 million.  The new facility bears an interest rate of LIBOR plus 3.75% or the prime rate plus 1% (at the Company’s option), and includes a 1% closing fee of the commitment amount and a 0.75% unused fee.  The compensating balance for the revolving credit facility is $10.0 million.  The new facility replaced the Bridge Loan that would have matured on December 31, 2015.  The Company has received extensions from Santander Bank N.A. related to its delayed quarterly and financial filings.

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

On various dates, TTG Advisers and the Company entered into annual agreements to extend the expense cap of 3.5% to the 2011, 2012, 2013, 2014 and 2015 fiscal years (“Expense Limitation Agreement”).  The Company and the Adviser also agreed in 2015 to modify the methodology so that the cap limits the Company’s ratio of expenses to total assets less cash (the “Modified Methodology”), consistent with the asset level used to calculate the base management fee. (The expenses covered by the cap remain unchanged.)  On October 29, 2015, the Board approved the renewal of the Advisory Agreement for the 2016 fiscal year. Further, the Adviser agreed to waive a portion of the base management fee so that it is reduced to 1.50% for fiscal year 2016. In addition, the Adviser agreed to waive $1 million of any incentive fee on capital gains if and when payable to the Adviser under the Advisory Agreement. Please see Note 16 to our consolidated financial statements “Subsequent Events” for more information. Furthermore, the Company and the Adviser agreed to reduce the expense cap for fiscal 2016 to 3.25% under the Modified Methodology.  The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2010 through 2016, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement for its allocable portion of the compensation payable to certain officers of the Company, which may not exceed $200,000 per year in the aggregate (the “Voluntary Waiver”).  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.

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

At October 31, 2015, the provision for estimated incentive compensation was approximately $5.0 million.  During the quarter ended January 31, 2016, this provision for incentive compensation was decreased by a net amount of approximately $2.3 million to approximately $2.7 million.  The net decrease in the provision for incentive compensation during the quarter ended January 31, 2016 primarily reflects the Valuation Committee’s determination to decrease the fair values of eleven of the Company’s portfolio investments (Custom Alloy, MVC Automotive, Security Holdings, SGDA Europe, Tekers, JSC Tekers, BAC, Biogenics, Morey’s, Equus and Legal Solutions) by a total of approximately $12.4 million.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of seven of the Company’s portfolio investments (NPWT, Turf, Centile, RuMe, SCSD, Agri-Carriers and RX) by a total of approximately $2.3 million.  For the quarter ended January 31, 2016, no incentive compensation was paid.  Also, for the quarter ended January 31, 2016, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.

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

12. Tax Matters

On October 31, 2015, the Company did not have a net capital loss carryforward. The Company had approximately $18.2 million in unrealized losses associated with Legacy Investments as of January 31, 2016.

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the quarter ended January 31, 2016, the Company did not incur any interest or penalties.  Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS.  The fiscal years 2011 through 2015 for the Company and MVCFS remain subject to examination by the IRS.

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

For the Quarter Ended January 31, 2016

On December 21, 2015, the Company’s Board of Directors declared a dividend of $0.135 per share.  Additionally, due to the realization of capital gains, the Company’s Board of Directors declared a special dividend of $0.17 per share.  The dividends were paid on January 8, 2016 to shareholders of record on December 31, 2015 and totaled approximately $6.9 million.

During the quarter ended January 31, 2016, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 17,843 shares of our common stock at an average price of $7.65, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

SHARE REPURCHASE PROGRAM

On April 3, 2013 the Company’s Board of Directors authorized an expanded share repurchase program to opportunistically buy back shares in the market in an effort to narrow the market discount of its shares.  The previously authorized $5 million limit has been eliminated.  Under the repurchase program, shares may be repurchased from time to time at prevailing market prices. The repurchase program does not obligate the Company to acquire any specific number of shares and may be discontinued at any time.  The following table represents purchases made under our stock repurchase program for the fiscal years ended October 31, 2013 and October 31, 2014.  There were no repurchases made during the quarter ended January 31, 2016 and the fiscal year ended October 31, 2015.

14. Segment Data

The Company’s reportable segments are its investing operations as a business development company, MVC Capital, which includes MVC Cayman and MVC Turf.  MVCFS, a wholly-owned subsidiary that provides advisory, administrative and other services to the Company and its portfolio companies, is also included.

The following table presents book basis segment data for the quarter ended January 31, 2016:

	MVC	MVCFS	Consolidated

Interest and dividend income	$5,125,498	$2,734	$5,128,232
Fee income	—	2,577,509	2,577,509
Fee income - asset management	—	383,770	383,770

Total operating income	5,125,498	2,964,013	8,089,511

Total operating expenses	1,866,669	1,757,313	3,623,982
Less: Waivers by Adviser	(210,639)	(321,684)	(532,323)
Total net operating expenses	1,656,030	1,435,629	3,091,659

Net operating income before taxes	3,469,468	1,528,384	4,997,852

Tax expense	—	439	439
Net operating income	3,469,468	1,527,945	4,997,413

Net realized loss on investments	(39,558,517)	—	(39,558,517)
Net unrealized appreciation on investments	29,547,159	22,636	29,569,795

Net (decrease) increase in net assets resulting from operations	$(6,541,890)	$1,550,581	$(4,991,309)

15. Significant Subsidiaries

We have determined that for the quarter ended January 31, 2016, MVC Automotive, an unconsolidated portfolio company, has met the conditions of a significant subsidiary. The financial information presented below includes summarized balance sheets as of December 31 2015 (the last fiscal quarter-end prior to January 31, 2016) and December 31, 2014 and income statements for the period October 1, 2015 to December 31, 2015 and October 31, 2014 to December 31, 2014.  The financial information below is based on unaudited financial statements and has been prepared and furnished by MVC Automotive and not the Company.

Balance Sheet	MVC Automotive	MVC Automotive
All numbers in thousands	As of December 31, 2015	As of December 31, 2014

Assets:
Total current assets	$48,069	$64,805
Total non-current assets	30,277	35,362
Total Assets	$78,346	$100,167

Liabilities and Shareholders Equity:
Current Liabilities	$62,538	$73,394
Long-term liabilities	14,021	22,141
Shareholders Equity	1,787	4,632
Total Liabilities and Shareholders Equity	$78,346	$100,167

Income Statement All numbers in thousands	MVC Automotive For the Period from October 1, 2015 to December 31, 2015	MVC Automotive For the Period from October 1, 2014 to December 31, 2014
Net Sales & Revenue	$45,979	$43,352
Cost of Sales	40,082	41,723
Gross Margin	5,897	1,629
Operating Expenses	5,508	5,464
Operating Income	389	(3,835)
Income Tax (Benefit)	(27)	(212)
Interest Expense	396	477
Other Expenses (Income), Net	(35)	24
Net Loss	$ [55]	$(4,124)

16. Subsequent Events

On February 1, 2016, the Company loaned an additional $1.1 million to Thunderdome, which increased the second lien loan to approximately $3.0 million.

On February 17, 2016, the Company loaned $7.0 million to Dukane Intelligent Assembly, a global provider of plastic welding equipment, in the form of a second lien loan with an interest rate of 13% and a maturity date of November 17, 2020.

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

On May 6, 2016, RX repaid $8.0 million of principal on its loan. In addition, RX repaid all outstanding accrued and deferred interest for a total payment of approximately $9.9 million. As part of the transaction, which led to the repayment, RX was reorganized into FDS, Inc., a data service provider. The Company’s outstanding $2.3 million of principal was amended to a senior loan with an interest rate of 16% and a maturity date of November 30, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company and its investment portfolio companies. Words such as may, will, expect, believe, anticipate, intend, could, estimate, might and continue, and the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. Forward-looking statements are included in this report pursuant to the “Safe Harbor” provision of the Private Securities Litigation Reform Act of 1995. Such statements are predictions only, and the actual events or results may differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those relating to adverse conditions in the U.S. and international economies, competition in the markets in which our portfolio companies operate, investment capital demand, pricing, market acceptance, any changes in the regulatory environments in which we operate, changes in our accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, competitive forces, adverse conditions in the credit markets impacting the cost, including interest rates and/or availability of financing, the results of financing and investing efforts, the ability to complete transactions, the inability to implement our business strategies and other risks identified below or in the Company’s filings with the SEC.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and the other financial information included elsewhere in this report and the Company’s annual report on Form 10-K for the year ended October 31, 2015.

SELECTED CONSOLIDATED FINANCIAL DATA:

Financial information for the fiscal year ended October 31, 2015 is derived from the consolidated financial statements included in the Company’s annual report on Form 10-K, which have been audited by Grant Thornton, LLP, the Company’s independent registered public accounting firm. Quarterly financial information is derived from unaudited financial data, but in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments), which are necessary to present fairly the results for such interim periods.

Selected Consolidated Financial Data

	Quarter Ended	Quarter Ended
	January 31, 2016	January 31, 2015	Year Ended
	(Unaudited)	(Unaudited)	October 31, 2015
	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$5,128	$4,287	$20,402
Fee income	2,578	264	2,048
Fee income - asset management	384	305	1,249

Total operating income	8,090	4,856	23,699
Expenses:
Management fee	1,979	1,980	7,845
Portfolio fees - asset management	187	204	767
Management fee - asset management	101	16	160
Administrative	958	1,159	5,305
Interest and other borrowing costs	2,629	2,455	10,230
Net Incentive compensation (Note 11)	(2,230)	(2,120)	(9,757)
Total operating expenses	3,624	3,694	14,550

Expense waiver by Advisor	(37)	(38)	(150)
Voluntary management fee waiver by Advisor	(495)	—	—
Total waiver by adviser	(532)	(38)	(150)

Total net operating expenses	3,092	3,656	14,400

Net operating income before taxes	4,998	1,200	9,299

Tax expense, net	—	—	2
Net operating income	4,998	1,200	9,297

Net realized and unrealized (loss) gain:
Net realized gain (loss) on investments	(39,559)	(138)	3,700
Net unrealized (depreciation) appreciation on investments	29,570	(10,805)	(50,557)
Net realized and unrealized loss on investments	(9,989)	(10,943)	(46,857)

Net decrease in net assets resulting from operations	$(4,991)	$(9,743)	$(37,560)

Per Share:
Net decrease in net assets per share resulting from operations	$(0.21)	$(0.43)	$(1.66)
Dividends per share	$0.305	$0.135	$0.540
Balance Sheet Data:
Portfolio at value	$358,477	$449,027	$400,876
Portfolio at cost	371,872	452,263	443,717
Total assets	454,049	577,101	516,842
Shareholders’ equity	282,160	331,093	294,076
Shareholders’ equity per share (net asset value)	$12.43	$14.58	$12.95
Common shares outstanding at period end	22,703	22,703	22,703
Other Data:
Number of Investments funded in period	6	4	13
Investments funded ($) in period	$9,880	$39,855	$62,591
Repayment/sales in period	45,573	28,026	65,247
Net investment activity in period	(35,693)	11,829	(2,656)

	2016	2015				2014
Quarterly Data (Unaudited):	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Total operating income	8,090	6,046	7,524	5,273	4,856	4,325	5,016	5,862	4,613
Management fee	1,979	1,900	1,899	2,066	1,980	2,121	2,144	2,227	2,189
Portfolio fees - asset management	187	187	189	187	204	386	153	341	106
Management fee - asset management	101	85	77	(18)	16	(126)	17	231	232
Administrative	958	1,685	1,136	1,325	1,159	942	1,095	727	908
Interest, fees and other borrowing costs	2,629	2,532	2,627	2,616	2,455	2,355	2,426	2,406	2,255
Net Incentive compensation	(2,230)	(771)	(3,404)	(3,462)	(2,120)	(2,339)	568	(3,414)	435
Total waiver by adviser	(532)	(37)	(38)	(37)	(38)	(37)	(38)	(37)	(38)
Tax expense	—	—	1	1	—	—	1	—	1
Net operating income (loss) before net realized and unrealized gains	4,998	465	5,037	2,595	1,200	1,023	(1,350)	3,381	(1,475)
Net (decrease) increase in net assets resulting from operations	(4,991)	(2,045)	(13,959)	(11,813)	(9,743)	(10,614)	1,738	(12,651)	1,685
Net (decrease) increase in net assets resulting from operations per share	(0.21)	(0.10)	(0.61)	(0.52)	(0.43)	(0.46)	0.07	(0.57)	0.08
Net asset value per share	12.43	12.95	13.18	13.93	14.58	15.15	15.75	15.89	16.57

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

The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. During the fiscal year ended October 31, 2015, the Company made eight new investments and made 5 follow-on investments in 4 existing portfolio companies committing a total of approximately $62.4 million of capital to these investments.  During the quarter ended January 31, 2016, the Company made two new investments and made three follow-on investments in 2 existing portfolio companies committing capital totaling $9.9 million.

The Company’s prior investment objective was to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of January 31, 2016, approximately 1.2% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

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

OPERATING INCOME

For the Quarter Ended January 31, 2016 and 2015. Total operating income was $8.1 million and $4.9 million for the quarter ended January 31, 2016 and 2015, respectively, an increase of $3.2 million.

For the Quarter Ended January 31, 2016

Total operating income was $8.1 million for the quarter ended January 31, 2016. The increase in operating income over the same period last year was primarily due to an increase in interest earned on loans and fee income from the Company’s portfolio companies.  The Company earned approximately $5.1 million in interest and dividend income from investments in portfolio companies.  Of the $5.1 million recorded in interest/dividend income, approximately $1.4 million was “payment in kind”/deferred interest.  The “payment in kind”/deferred interest are computed at the contractual rate specified in each investment agreement and may be added to the principal balance of each investment. The Company’s debt investments yielded annualized rates from 5.0% to 16.0%.  The Company also received fee income from asset management of the PE Fund and its portfolio companies totaling approximately $384,000 and fee income from the Company’s portfolio companies of approximately $2.6 million, of which $2.3 million was one-time fee income related to the Ohio Medical sale, totaling approximately $3.0 million in fee income.  Of the $384,000 of fee income from asset management activities, 75% of the income is obligated to be paid to TTG Advisers.  However, under the PE Fund’s agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

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

OPERATING EXPENSES

For the Quarter Ended January 31, 2016 and 2015.  Operating expenses, net of Voluntary Waivers, were approximately $3.1 million and $3.7 million for the quarter ended January 31, 2016 and 2015, respectively, a decrease of approximately $600,000.

For the Quarter Ended January 31, 2016

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $3.1 million or 4.26% of the Company’s average net assets, when annualized, for the quarter ended January 31, 2016.  Significant components of operating expenses for the quarter ended January 31, 2016 were interest and other borrowing costs of approximately $2.6 million and management fee expense paid by the Company of approximately $1.5 million, which is net of the voluntary management fee waiver.

The approximately $600,000 decrease in the Company’s net operating expenses for the quarter ended January 31, 2016 compared to the same period in 2015, was primarily due to the approximately $495,000 voluntary management fee waiver, which decreased the net management fee expense by the same amount.  The portfolio fees - asset management are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  On October 29, 2015, the Board approved the renewal of the Advisory Agreement for the 2016 fiscal year. Further, the Adviser agreed to waive a portion of the base management fee so that it is reduced to 1.50% for fiscal year 2016. In addition, the Adviser agreed to waive $1 million of any incentive fee on capital gains if and when payable to the Adviser under the Advisory Agreement. Please see Note 16 to our consolidated financial statements “Subsequent Events” for more information. Furthermore, the Company and the Adviser agreed to reduce the expense cap for fiscal 2016 to 3.25% under the Modified Methodology, consistent with the asset level used to calculate the base management fee.  The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2010 through 2016, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  Under the Modified Methodology, for the quarter ended January 31, 2016, the Company’s expense ratio was 2.65%, (taking into account the same carve outs as those applicable to the expense cap).

Pursuant to the terms of the Advisory Agreement, during the quarter ended January 31, 2016, the provision for incentive compensation was decreased by a net amount of approximately $2.3 million to approximately $2.7 million.  The net decrease in the provision for incentive compensation during the quarter ended January 31, 2016 primarily reflects the Valuation Committee’s determination to decrease the fair values of eleven of the Company’s portfolio investments (Custom Alloy, MVC Automotive, Security Holdings, SGDA Europe, Tekers, JSC Tekers, BAC, Biogenics, Morey’s, Equus and Legal Solutions) by a total of approximately $12.4 million.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of seven of the Company’s portfolio investments (NPWT, Turf, Centile, RuMe, SCSD, Agri-Carriers and RX) by a total of approximately $2.3 million.  For the quarter ended January 31, 2016, no incentive compensation fee was paid.  Also, for the quarter ended January 31, 2016, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate. Please see Note 11 of our consolidated financial statements “Incentive Compensation” for more information.

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

The approximately $2.4 million decrease in the Company’s net operating expenses for the quarter ended January 31, 2015 compared to the quarter ended January 31, 2014, was primarily due to the approximately $2.6 million decrease in the estimated provision for incentive compensation expense, which was partially offset by an increase in interest and other borrowing costs of approximately $200,000.  The portfolio fees - asset management are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  For the 2015 fiscal year, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  TTG Advisers voluntarily agreed that any assets of the Company that were invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  TTG Advisers has voluntarily agreed to waive any management fees on the Company’s assets invested in Equus common stock.  The Company and the Adviser also agreed to continue the expense cap of 3.5% (on consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation, payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund and extraordinary expenses taken as a percentage of the Company’s average net assets) into fiscal year 2015, though they modified the methodology so that the cap limits the Company’s ratio of expenses to total assets less cash (the “Modified Methodology”), consistent with the asset level used to calculate the base management fee. (The expenses covered by the cap remain unchanged.)   Under the Modified Methodology, for the quarter ended January 31, 2015, the Company’s expense ratio was 2.92%, (taking into account the same carve outs as those applicable to the expense cap).

Pursuant to the terms of the Advisory Agreement, during the quarter ended January 31, 2015, this provision for incentive compensation was decreased by a net amount of approximately $2.1 million to approximately $12.6 million.  The net decrease in the provision for incentive compensation during the quarter ended January 31, 2015 primarily reflects the Valuation Committee’s determination to decrease the fair values of thirteen of the Company’s portfolio investments (NPWT, Custom Alloy, Tekers, PrePaid Legal, Centile, Biovation, Inland, Velocitius, JSC Tekers, Security Holdings, SGDA Europe, MVC Automotive and Equus) by a total of approximately $12.8 million.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of five of the Company’s portfolio investments (Turf, RuMe, Biogenic, Advantage Insurance and SCSD) by a total of approximately $1.4 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.1 million due to a PIK distribution, which was treated as a return of capital.  For the quarter ended January 31, 2015, no incentive compensation fee was paid.  Also, for the quarter ended January 31, 2015, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.  Please see Note 11 of our consolidated financial statements “Incentive Compensation” for more information.

REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES

For the Quarter Ended January 31, 2016 and 2015.  Net realized losses for the quarter ended January 31, 2016 were approximately $39.6 million and $138,000 for the quarter ended January 31, 2015, an increase of approximately $39.5 million.

For the Quarter Ended January 31, 2016

Net realized losses for the quarter ended January 31, 2016 were approximately $39.6 million.  The main components of the Company’s net realized loss for the quarter ended January 31, 2016 was primarily due to the realized loss of approximately $30.5 million on the sale of Ohio Medical common and preferred stock and the realized loss of approximately $6.2 million on the Inland senior secured loan and warrant.

On December 22, 2015, the Company realized a loss of approximately $1.5 million with the dissolution of Biovation.

On December 24, 2015, the Company realized losses of approximately $5.5 million on Inland senior secured loan and $713,000 on the warrants as part of Inland’s restructuring.  As part of the restructuring, the Company received a $6.0 million senior secured loan in MVC Environmental, Inc. and received 950 common shares in MVC Environmental, Inc.  The loan bears annual interest of 9% and matures on December 22, 2020.

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

During the quarter ended January 31, 2016, the Company also recorded net realized losses of approximately $90,000 with the sale of its short-term investments and $1.3 million on the escrow receivables.

For the Quarter Ended January 31, 2015

Net realized losses for the quarter ended January 31, 2015 were approximately $138,000.  The significant component of the Company’s net realized losses for the quarter ended January 31, 2015 was primarily due to the net realized losses on short-term investments of approximately $138,000.

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

For the Quarter Ended January 31, 2016 and 2015.  The Company had a net change in unrealized appreciation on portfolio investments of approximately $29.6 million for the quarter ended January 31, 2016 and unrealized depreciation of approximately $10.8 million for the quarter ended January 31, 2015, respectively, a net increase of approximately $40.4 million.

For the Quarter Ended January 31, 2016

The Company had a net change in unrealized appreciation on portfolio investments of approximately $29.6 million for the quarter ended January 31, 2016.  The change in unrealized appreciation for the quarter ended January 31, 2016 primarily resulted from the reversal of the unrealized depreciation on the Ohio Medical common and preferred stock, Inland senior secured loan and warrant and the Biovation bridge loan and warrant by a total of $38.5 million.  The net change is also a result of the Valuation Committee determination to decrease the fair value of the Company’s investments in: Custom Alloy second lien and unsecured loans by a total of approximately $2.4 million, MVC Automotive equity interest by approximately $27,000, Security Holdings equity interest by approximately $4.6 million, SGDA Europe equity interest by approximately $2.9 million, Tekers common stock by $35,000, JSC Tekers preferred stock by approximately $740,000 and common stock by $4,000, BAC common stock by approximately $38,000, Biogenic warrant and senior convertible note by a total of approximately $35,000, Morey’s second lien loan by approximately $1.1 million, Legal Solutions loan by approximately $310,000, Equus common stock by approximately $89,000 and the Ohio Medical escrow by approximately $1.3 million, which was recorded as a realized loss. These changes in unrealized depreciation were partially off-set by the Valuation Committee determination to increase the fair value of the Company’s investments in: Foliofn preferred stock by $34,000, Turf loan and guarantee by a total of approximately $25,000, RuMe series C preferred stock by $630,000 and series B preferred stock by $160,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $947,000, NPWT preferred stock by $4,000, Centile equity interest by $260,000, Argi-Carrier loan by approximately $108,000, RX loan by approximately $409,000 and SCSD common stock by $750,000.

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

PORTFOLIO INVESTMENTS

For the Quarter Ended January 31, 2016 and the Year Ended October 31, 2015.  The cost of the portfolio investments held by the Company at January 31, 2016 and at October 31, 2015 was $371.9 million and $443.7 million, respectively, a decrease of $71.8 million.  The aggregate fair value of portfolio investments at January 31, 2016 and at October 31, 2015 was $358.5 million and $400.9 million, respectively, a decrease of $42.4 million.  The Company held unrestricted cash, cash equivalents and restricted cash equivalents at January 31, 2016 and at October 31, 2015 of $27.2 million and $16.8 million, respectively, an increase of approximately $10.4 million.  The Company held no short-term investments at January 31, 2016 and at October 31, 2015 held U.S. Treasury obligations with a cost and fair value of approximately $89.8 million and approximately $89.7 million, respectively.

For the Quarter Ended January 31, 2016

During the quarter ended January 31, 2016, the Company made two new investments, committing capital totaling approximately $6.8 million.  The investments were made in Somotra NV (“Somotra”) ($1.7 million) and Pride Engineering, LLC (“Pride”) ($5.1 million).

During the quarter ended January 31, 2016, the Company made 3 follow-on investments totaling approximately $3.1 million.  On November 20, 2015 and December 3, 2015, the Company invested an additional $538,000 and $1.1 million, respectively, in MVC Automotive Group GmbH (“MVC Automotive”) common equity.  On January 4, 2016, the Company loaned an additional $1.5 million to Legal Solutions Holdings, Inc. (“Legal Solutions”), which increased the senior subordinated loan to approximately $10.2 million.

On November 3, 2015, The Results Companies, LLC (“Results Companies”) repaid its loan in full totaling approximately $10.0 million, including all accrued interest.

On December 22, 2015, the Company realized a loss of approximately $1.5 million due to the dissolution of Biovation Holdings, Inc. (“Biovation”).

On December 24, 2015, the Company realized losses of approximately $5.5 million on Inland Environmental & Remediation LP (“Inland”) senior secured loan and $713,000 on the warrants as part of Inland’s restructuring.  As part of the restructuring, the Company received a $6.0 million senior secured loan in MVC Environmental, Inc., a holding company formed by the Company that owns and operates intellectual property and environmental service facilities for oil and gas waste recycling related to Inland, and received 950 common shares of MVC Environmental, Inc.  The loan bears annual interest of 9% and matures on December 22, 2020.

On December 31, 2015, the Company completed the sale of Ohio Medical Corporation (“Ohio Medical”) through an asset sale.  The Company expects gross proceeds of approximately $40.0 million, including fees, which results in a realized loss of approximately $30.5 million. At the time of closing, the Company received cash proceeds of approximately $29.0 million, which included $2.3 million in monitoring and closing fees, and anticipates receiving an additional $11.0 million, assuming the full receipt of all escrow proceeds scheduled for various periods, with the final release of payment scheduled for 18 months from the closing.  The fair value of the escrow as of January 31, 2016 was decreased to approximately $9.7 million, which resulted in a realized loss of approximately $1.3 million.

During the quarter ended January 31, 2016, the Company received distributions totaling approximately $97,000 from the PE Fund which was recorded as dividend income.

During the quarter ended January 31, 2016, Thunderdome Restaurants, LLC (“Thunderdome”) made principal payments totaling approximately $51,000 on its second lien loan.  The balance of the loan at January 31, 2016 was approximately $1.9 million.

During the quarter ended January 31, 2016, the Valuation Committee increased the fair value of the Company’s investments in: Foliofn, Inc. (“Foliofn”) preferred stock by $34,000, Turf Products, LLC (“Turf”) loan and guarantee by a total of approximately $25,000, RuMe Inc. (“RuMe”) series C preferred stock by $630,000 and series B preferred stock by $160,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $947,000, NPWT Corporation (“NPWT”) preferred stock by $4,000, Centile Holdings B.V. (“Centile”) equity interest by $260,000, Argi-Carrier Group, Inc. (“Agri-Carriers”) loan by approximately $108,000, RX Innovation, Inc. (“RX”) loan by approximately $409,000 and U.S. Spray Drying Holding Company (“SCSD”) common stock by $750,000.  In addition, increases in the cost basis and fair value of the loans to Biogenic Reagents (“Biogenic”), Custom Alloy Corporation (“Custom Alloy”), Morey’s Seafood International, LLC (“Morey’s”), Vestal Manufacturing Enterprises, Inc. (“Vestal”), Agri-Carriers, RX, Legal Solutions, MVC Environmental, Inc. and U.S. Gas & Electric, Inc. (“U.S. Gas”) were due to the capitalization of PIK interest totaling $3,337,651.  The Valuation Committee also decreased the fair value of the Company’s investments in: Custom Alloy second lien and unsecured loans by a total of approximately $2.4 million, MVC Automotive equity interest by approximately $27,000, Security Holdings B.V. (“Security Holdings”) equity interest by approximately $4.6 million, SGDA Europe B.V. (“SGDA Europe”) equity interest by approximately $2.9 million, SIA Tekers Invest (“Tekers”) common stock by $35,000, JSC Tekers Holdings (“JSC Tekers”) preferred stock by approximately $740,000 and common stock by $4,000, Biovation Acquisition Co. (“BAC”) common stock by approximately $38,000, Biogenic warrant and senior convertible note by a total of approximately $35,000, Morey’s second lien loan by approximately $1.1 million, Legal Solutions loan by approximately $310,000 and the Ohio Medical escrow by approximately $1.3 million, which was recorded as a realized loss.

At January 31, 2016, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $358.5 million with a cost basis of $371.9 million.  At January 31, 2016, the fair value and cost basis of investments made by the Company’s former management team pursuant to the prior investment objective (“Legacy Investments”) was $5.6 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $352.9 million and $348.1 million, respectively.  At October 31, 2015, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $400.9 million with a cost basis of $443.7 million.  At October 31, 2015, the fair value and cost basis of portfolio investments of the Legacy Investments was $5.6 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $395.3 million and $419.9 million, respectively.

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

During the quarter ended October 31, 2015, the Valuation Committee increased the fair value of the Company’s investments in Turf loan and guarantee by a total of approximately $5,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.4 million, Foliofn, Inc. preferred stock by $59,000, NPWT preferred stock by $4,000, Centile equity interest by $249,000, Inland loan by $5.0 million and RuMe series C preferred stock by approximately $626,000 and series B preferred stock by approximately $184,000.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, Vestal and U.S. Gas were due to the capitalization of PIK interest totaling $801,815.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.2 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in Biogenic warrant and senior convertible note by a net total of approximately $76,000, Tekers common stock by $575,000,  Custom Alloy second lien loan by approximately $249,000, Morey’s second lien loan by approximately $922,000,  JSC Tekers preferred stock by $483,000, Security Holdings equity interest by $1.3 million, SGDA Europe equity interest by approximately $830,000, BAC common stock by approximately $62,000, Ohio Medical series A preferred stock by $1.2 million and MVC Automotive equity interest by $4.6 million.

During the fiscal year ended October 31, 2015 the Valuation Committee increased the fair value of the Company’s investments in Turf loan and guarantee by a total of approximately $25,000, Biogenic warrant and senior convertible note by a total of approximately $802,000, SCSD common stock by $387,000, Advantage preferred stock by approximately $294,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $2.0 million and RuMe series C preferred stock and series B preferred stock by a total of approximately $2.8 million.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, Vestal and U.S. Gas were due to the capitalization of PIK interest totaling $2,266,596.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $4.7 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in Foliofn, Inc. preferred stock by $297,000, NPWT common stock by $3,000 and preferred stock by $45,000, Tekers common stock by $883,000,  PrePaid Legal loan by $100,000,  Centile equity interest by $339,000,  BAC common stock by approximately $229,000,  Vestal escrow by approximately $15,000, Biovations loan by approximately $3.4 million,  Morey’s second lien loan by approximately $1.9 million,  Velocitius equity interest by $2.8 million, JSC Tekers preferred and common stock by a combined $1.1 million, Security Holdings equity interest by $5.3 million, SGDA Europe equity interest by approximately $4.0 million, Custom Alloy second lien loan by approximately $153,000, Ohio Medical series A preferred stock by

$17.7 million, MVC Automotive equity interest by $10.9 million and Inland warrant by approximately $713,000 and loan by approximately $6.4 million.

At October 31, 2015, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $400.9 million with a cost basis of $443.7 million.  At October 31, 2015, the fair value and cost basis of the Legacy Investments was $5.6 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $395.3 million and $419.9 million, respectively.  At October 31, 2014, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $447.6 million with a cost basis of $440.0 million.  At October 31, 2014, the fair value and cost basis of portfolio investments of the Legacy Investments was $5.9 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $441.7 million and $416.2 million, respectively.

Portfolio Companies

During the quarter ended January 31, 2016, the Company had investments in the following portfolio companies:

Actelis Networks, Inc.

Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.

At October 31, 2015 and January 31, 2016, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million.  The investment has been fair valued at $0.

Advantage Insurance Holdings

Advantage, Cayman Islands, is a provider of specialty insurance, reinsurance and related services to business owners and high net worth individuals.

At October 31, 2015 and January 31, 2016, the Company’s investment in Advantage consisted of 750,000 shares of preferred stock at a cost basis of $7.5 million and a fair value of approximately $8.0 million.

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

During the quarter ended January 31, 2016, the Valuation Committee increased the fair value of the loan by approximately $108,000.

At January 31, 2016, the Company’s investment in Agri-Carriers consisted of a senior subordinated loan with an outstanding amount of approximately $11.8 million, a cost basis of approximately $12.8 million and a fair value of approximately $12.9 million.  The increase in cost basis of the loan is due to the amortization of the discount on the deferred balance and the capitalization of deferred interest.  These increases were approved by the Company’s Valuation Committee.

Biogenic Reagents

Biogenic, Minneapolis, Minnesota, is a producer of high-performance activated carbon products made from renewable biomass.

At October 31, 2015, the Company’s investment in Biogenic consisted of two senior notes with maturity dates of July 21, 2018 and February 29, 2016, a senior convertible note with a maturity note of July 21, 2018, a senior subordinated note with a maturity date of February 29, 2016 and a warrant.  The notes have an interest rate of 16%.  The loans had a combined outstanding balance, cost basis and fair value of approximately $15.6 million.  The warrants had a combined cost basis of approximately $620,000 and a combined fair value of approximately $1.7 million.

During the quarter ended January 31, 2016, the Valuation Committee decreased the fair value of the senior convertible note by approximately $6,000 and the warrant by approximately $29,000.

At January 31, 2016, the Company’s loans had a combined outstanding balance and cost basis of approximately $15.7 million and a fair value of approximately $15.8 million.  The warrants had a combined cost basis of approximately $620,000 and a combined fair value of approximately $1.6 million.  The increase in cost basis of the loans is due to capitalization of “payment in kind” interest and the increase in the fair value is due to the capitalization of “payment in kind” interest.  These increases were approved by the Company’s Valuation Committee.

Biovation Acquisition Co.

BAC, Montgomery, Minnesota, is a manufacturer and marketer of environmentally friendly, organic and sustainable laminate materials and composites.

At October 31, 2015, the Company’s investment in BAC consisted of 90 shares of class B non-voting common stock with cost basis of approximately $785,000 and a fair value of approximately $556,000.

During the quarter ended January 31, 2016, the Valuation Committee decreased the fair value of the common stock by approximately $38,000.

At January 31, 2016, the Company’s investment in BAC consisted of 90 shares of class B non-voting common stock with cost basis of approximately $785,000 and a fair value of approximately $518,000.

Biovation Holdings Inc.

Biovation, Montgomery, Minnesota, was a manufacturer and marketer of environmentally friendly, organic and sustainable laminate materials and composites.

At October 31, 2015, the Company’s investment in Biovation consisted of a bridge loan with an outstanding balance and cost basis of approximately $1.1 million and a fair value of $0.  The warrants had a cost of $398,000 and a fair value of $0.  The Company reserved in full against all of the accrued interest starting August 1, 2014.

On December 22, 2015, the Company realized a loss of approximately $1.5 million with the dissolution of Biovation.

At January 31, 2016, the Company no longer held an investment in Biovation.

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

During the quarter ended January 31, 2016, the Valuation Committee increased the fair value of the common equity interest by approximately $260,000.

At January 31, 2016, the Company’s investment in Centile consisted of common equity interest at a cost of $3.5 million and a fair value of approximately $5.2 million.

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

During the quarter ended January 31, 2016, the Valuation Committee decreased the fair value of the second lien loan by approximately $1.9 million and the unsecured subordinated loan by approximately $539,000.

At January 31, 2016, the Company’s investment in Custom Alloy consisted of an unsecured subordinated loan with a cost basis and outstanding balance of approximately $3.0 million and a fair value of approximately $2.5 million and a second lien loan with a cost basis and outstanding balance of approximately $23.9 million and a fair value of approximately $21.9 million.  The increase in cost and fair value of the loans is due to the capitalization of “payment in kind” interest.  These increases were approved by the Company’s Valuation Committee.

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

At January 31, 2016, the Company’s investment in Equus consisted of 4,444,644 shares of common stock with a cost of approximately $10.0 million and a market value of approximately $7.6 million.

Foliofn, Inc.

Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.

At October 31, 2015, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of $5.6 million.

During the quarter ended January 31, 2016, the Valuation Committee increased the fair value of the preferred stock by approximately $34,000.

At January 31, 2016, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of approximately $5.6 million.

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

At October 31, 2015, and January 31, 2016, the Company’s investment in G3K consisted of a senior loan with an outstanding balance and cost basis of $5.6 million and a fair value of $0.  The senior loan has an interest rate of 13% and a maturity date of April 11, 2019.  The Company has reserved in full against all of the accrued interest starting April 14, 2014.

Initials, Inc.

Initials, Clarkesville, Georgia, is a direct selling organization specializing in customized bags, organizational products and fashion accessories.

At October 31, 2015 and January 31, 2016, the Company’s investment in Initials consisted of a senior subordinated loan with an outstanding amount, cost basis and fair value of approximately $4.8 million. The loan has an interest rate of 15% and matures on June 22, 2020.

Inland Environmental & Remediation LP

Inland, Columbus, Texas, has developed a patented, environmentally-friendly recycling process to transform waste produced from oil field drilling sites into a road base product used in road construction.

At October 31, 2015, the Company’s investment in Inland consisted of a senior secured loan with a cash interest rate of 12% and a maturity date of April 17, 2019 and warrants for shares of common stock.  The loan had an outstanding balance of $15.0 million, a cost basis of $15.4 million and a fair value of approximately $8.0 million.  The warrants had a cost basis of $713,000 and a fair value of $0.

On December 24, 2015, the Company realized losses of approximately $5.5 million on Inland senior secured loan and $713,000 on the warrants as part of Inland’s restructuring.  As part of the restructuring, the Company obtained a $6.0 million senior secured loan in MVC Environmental, Inc., a holding company formed by the Company which owns and operates intellectual property and environmental service facilities for oil and gas waste recycling related to Inland, and received 950 common shares in MVC Environmental, Inc.  The loan bears annual interest of 9% and matures on December 22, 2020.

At January 31, 2016, the Company no longer held an investment in Inland.

JSC Tekers Holdings

JSC Tekers, Latvia, is an acquisition company focused on real estate management.

At October 31, 2015, the Company’s investment in JSC Tekers consisted of preferred equity with a cost basis of $11.8 million and a fair value of $5.0 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $4,000.

During the quarter ended January 31, 2016, the Valuation Committee decreased the fair value of the preferred stock and common stock by a combined $744,000.

At January 31, 2016, the Company’s investment in JSC Tekers consisted of preferred equity with a cost basis of $11.8 million and a fair value of $4.3 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $0.

Legal Solutions Holdings, Inc.

Legal Solutions Holdings, Inc. (“Legal Solutions”), Covina, CA, is a provider of record retrieval services to the California workers’ compensation applicant attorney market.

At October 31, 2015, the Company’s investment in Legal Solutions consisted of a senior subordinated loan with an outstanding amount, cost basis and fair value of approximately $8.7 million.

On January 4, 2016, the Company loaned an additional $1.5 million to Legal Solutions.

During the quarter ended January 31, 2016, the Valuation Committee decreased the fair value of the senior subordinated loan by approximately $310,000.

At January 31, 2016, the Company’s investment in Legal Solutions consisted of a senior subordinated loan with an outstanding amount of $10.2 million, cost basis of $10.6 million and a fair value of approximately $10.3 million.  The increase in cost basis of the loan is due to the amortization of the discount on the deferred balance and the capitalization of deferred interest.  These increases were approved by the Company’s Valuation Committee.

Mainstream Data, Inc.

Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, develops and operates satellite, internet and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations and digital images to subscribers around the world.

At October 31, 2015 and January 31, 2016, the Company’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been fair valued at $0.

Morey’s Seafood International LLC

Morey’s, Motley, Minnesota, is a manufacturer, marketer and distributor of fish and seafood products.

At October 31, 2015, the Company’s investment in Morey’s consisted of a second lien loan that had an outstanding balance and cost basis of $16.0 million and a fair value of $14.4 million.  The loan had an interest rate of 15% and a maturity date of August 12, 2018.

During the quarter ended January 31, 2016, the Valuation Committee decreased the fair value of the loan by approximately $1.1 million.

At January 31, 2016, the loan had an outstanding balance and cost basis of $16.4 million and a fair value of $13.6 million.  The increase in cost and fair value of the loan is due to the capitalization of PIK interest.  The increase in the fair value due to the capitalization of PIK interest was approved by the Company’s Valuation Committee.

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

During the quarter ended January 31, 2016, the Valuation Committee decreased the fair value of the equity interest by approximately $27,000.

At January 31, 2016, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of approximately $50.1 million and a fair value of approximately $15.0 million.  The mortgage guarantee for MVC Automotive was equivalent to approximately $6.3 million at January 31, 2016.  This guarantee was taken into account in the valuation of MVC Automotive.

Michael Tokarz, Chairman of the Company, and Puneet Sanan, a representative of the Company, serve as directors of MVC Automotive.

MVC Environmental, Inc.

MVC Environmental, a New York-based holding company, owns and operates intellectual property and environmental service facilities for oil and gas waste recycling in the Eagle Ford Shale region of Texas.

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

At January 31, 2016, the Company’s investment in MVC Environmental consisted of common stock with a cost basis and fair value of approximately $3.1 million and a senior secured loan with an outstanding balance, cost basis and fair value of $6.0 million.

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

During the quarter ended January 31, 2016, the Company received distributions totaling approximately $97,000 from the PE Fund which was recorded as dividend income.

During the quarter ended January 31, 2016, the Valuation Committee increased the fair values of the limited partnership and general partnership interests totaling approximately $947,000.

At January 31, 2016, the limited partnership interest in the PE Fund had a cost of approximately $13.8 million and a fair value of approximately $22.9 million.  The Company’s general partnership interest in the PE Fund had a cost basis of approximately $353,000 and a fair value of approximately $575,000.  As of January 31, 2016, the PE Fund had invested in Plymouth Rock Energy, LLC, Gibdock Limited, Focus Pointe Holdings, Inc., Advanced Oilfield Services, LLC and AccuMed Corp.

NPWT Corporation

NPWT, Gurnee, Illinois, is a medical device manufacturer and distributor of negative pressure wound therapy products.

At October 31, 2015, the Company’s investment in NPWT consisted of 281 shares of common stock with a cost basis of approximately $1.2 million and a fair value of approximately $2,000 and 5,000 shares of convertible preferred stock with a cost basis of $0 and a fair value of $36,000.

During the quarter ended January 31, 2016, the Valuation Committee increased the fair value of the preferred stock by $4,000.

At January 31, 2016, the common stock had a cost basis of approximately $1.2 million and a fair value of $2,000.  The convertible preferred stock had a cost basis of $0 and a fair value of $40,000.

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

On December 31, 2015, the Company completed the sale of Ohio Medical through an asset sale.  The Company expects gross proceeds of approximately $40.0 million, including fees, which results in a realized loss of approximately $30.5 million. At the time of closing, the Company received cash proceeds of approximately $29.0 million, which included $2.3 million in monitoring and closing fees, and anticipates receiving an additional $11.0 million, assuming the full receipt of all escrow proceeds scheduled for various periods, with the final release of payment scheduled for 18 months from the closing.  The fair value of the escrow as of January 31, 2016 was decreased to approximately $9.7 million, which resulted in a realized loss of approximately $1.3 million.

At January 31, 2016, the Company no longer held an investment in Ohio Medical.

Pride Engineering

Pride Engineering, LLC (“Pride Engineering”), Minneapolis, MN, designs and manufactures specialized components used globally in the production of two-piece metal cans.

On December 18, 2015, the Company invested approximately $5.1 million in Pride Engineering, LLC in the form of a second lien loan.  The loan bears annual interest of 12% and matures on May 8, 2021.

At January 31, 2016, the Company’s investment in Pride Engineering consisted of a second lien loan with an outstanding amount, cost basis and fair value of approximately $5.1 million.

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

At January 31, 2016, the Company no longer held an investment in Results Companies.

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

During the quarter ended January 31, 2016, the Valuation Committee increased the fair value of the loan by approximately $409,000.

At January 31, 2016, the Company’s investment in RX Innovation consisted of a senior subordinated loan with an outstanding amount of $10.3 million, a cost basis of approximately $11.5 million and a fair value of approximately $11.9 million.  The increase in cost basis of the loan is due to the amortization of the discount on the deferred balance and the capitalization of deferred interest.  These increases were approved by the Company’s Valuation Committee.

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

During the quarter ended January 31, 2016, the Valuation Committee increased the fair value of the series C preferred stock and the Series B preferred stock by a combined $790,000.

At January 31, 2016, the Company’s investment in RuMe consisted of 5,297,548 shares of common stock with a cost basis and fair value of approximately $924,000, 4,999,076 shares of series B-1 preferred stock with a cost basis of approximately $1.0 million and a fair value of approximately $1.8 million and 23,896,634 shares of series C preferred stock with a cost basis of approximately $3.4 million and a fair value of approximately $7.1 million.

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

During the quarter ended January 31, 2016, the Euro letter of credit was released and is no longer collateralized by the Company and released from restricted cash.

During the quarter ended January 31, 2016, the Valuation Committee decreased the fair value of the common equity interest by approximately $4.6 million.

At January 31, 2016, the Company’s common equity interest in Security Holdings had a cost basis of approximately $52.9 million and a fair value of approximately $40.7 million.

Puneet Sanan, a representative of the Company, serves as a director of Security Holdings.

SGDA Europe B.V.

SGDA Europe is an Amsterdam-based holding company that pursues environmental and remediation opportunities in Romania.

At October 31, 2015, the Company’s equity investment had a cost basis of approximately $28.5 million and a fair value of approximately $6.0 million.

During the quarter ended January 31, 2016, the Valuation Committee decreased the fair value of the common equity interest by approximately $2.9 million.

At January 31, 2016, the Company’s equity investment had a cost basis of approximately $28.5 million and a fair value of approximately $3.1 million.

John Kelly, a representative of the Company, serves as a director of SGDA Europe.

SIA Tekers Invest

Tekers, Riga, Latvia, is a port facility used for the storage and servicing of vehicles.

At October 31, 2015, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and a fair value of approximately $342,000.  There was no balance on the guarantee for Tekers at October 31, 2015.

During the quarter ended January 31, 2016, the Valuation Committee decreased the fair value of the common stock by approximately $35,000.

At January 31, 2016, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and a fair value of $307,000.  There was no balance on the guarantee for Tekers at January 31, 2016.  This guarantee was taken into account in the valuation of Tekers.

Somotra, NV

Somotra, NV (“Somotra”), is wholly owned subsidiary of MVC Automotive.

On December 15, 2015, the Company loaned approximately $1.6 million to Somotra. The bridge loan has an interest rate of 5% and will mature on March 14, 2016.

At January 31, 2016, the Company’s investment in Somotra consisted of a bridge loan with an outstanding amount, cost basis and fair value of approximately $1.7 million.

Puneet Sanan and John Kelly, representatives of the Company, serve as directors of Somotra.

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

During the quarter ended January 31, 2016, Thunderdome made principal payments totaling approximately $51,000 on its second lien loan.

At January 31, 2016, the Company’s investment in Thunderdome consisted of a second lien loan with an outstanding amount, cost basis and fair value of approximately $1.9 million.

Turf Products, LLC

Turf, Enfield, Connecticut, is a wholesale distributor of golf course and commercial turf maintenance equipment, golf course irrigation systems and consumer outdoor power equipment.

At October 31, 2015, the Company’s investment in Turf consisted of a senior subordinated loan, bearing interest at 11% per annum with a maturity date of November 1, 2018, membership interest and warrants.  The senior subordinated loan had an outstanding balance, cost basis and a fair valued of $3.9 million. The membership interest had a cost of approximately $3.5 million and a fair value of approximately $4.0 million.  The warrants had a cost and a fair value of $0.  The Company also had a guarantee to Berkshire Bank that was fair valued at -$41,000 or negative $41,000.

During the quarter ended January 31, 2016, the Valuation Committee increased the fair value of the loan and the guarantee by a total of approximately $25,000.

At January 31, 2016, the senior subordinated loan had an outstanding balance, cost basis and a fair value of approximately $3.9 million.  The membership interest had a cost of approximately $3.5 million and a fair value of approximately $4.0 million.  The warrants had a cost and fair value of $0 and the guarantee was fair valued at -$35,000 or negative $35,000.

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

At October 31, 2015 and January 31, 2016, the Company’s investment in U.S Technologies consisted of a senior term loan with an outstanding amount, cost basis and fair value of approximately $5.0 million.  The loan has an interest rate of 10.5% and matures on July 17, 2020.

U.S. Gas & Electric, Inc.

U.S. Gas, North Miami Beach, Florida, is a licensed Energy Service Company (“ESCO”) that markets and distributes natural gas to small commercial and residential retail customers in the state of New York.

At October 31, 2015, the Company’s investment in U.S. Gas consisted of a second lien loan, an unsecured loan, convertible Series I preferred stock and convertible Series J preferred stock. The second lien loan had an outstanding balance, cost and fair value of $7.7 million and the unsecured loan with an outstanding balance, cost and fair value of approximately $3.0 million.  The second lien loan bears annual interest at 13% and has a maturity date of July 1, 2019.  The unsecured loan bears annual interest at 14% and has a maturity date of July 1, 2018.  The 32,200 shares of convertible Series I preferred stock had a fair value of $83.7 million and a cost of $500,000 and the 8,216 shares of convertible Series J preferred stock had a cost and fair value of $0.

At January 31, 2016, the loans had a combined outstanding balance, cost basis and a fair value of approximately $10.7 million.  The increases in the outstanding balance, cost and fair value of the loan are due to the capitalization of “payment in kind” interest.  The increase in the fair value was approved by the Company’s Valuation Committee.  The convertible Series I preferred stock had a fair value of approximately $83.7 million and a cost basis of $500,000 and the convertible Series J preferred stock had a cost basis and fair value of $0.

Puneet Sanan and Peter Seidenberg, representatives of the Company, serve as Chairman and director, respectively, of U.S. Gas and Warren Holtsberg, a director of the Company, also serves as a director of U.S. Gas.

U.S. Spray Drying Holding Company

SCSD, Huguenot, New York, provides custom spray drying products to the food, pharmaceutical, nutraceutical, flavor and fragrance industries.

At October 31, 2015, the Company’s investment in SCSD consisted of 784 shares of class B common stock with a cost basis of approximately $5.5 million and a fair value of approximately $5.9 million and a secured loan with an outstanding balance, cost basis and fair value of $1.5 million.  The secured loan had an interest rate of 12% and a maturity date of May 2, 2019.

During the quarter ended January 31, 2016, the Valuation Committee increased the fair value of the common stock by $750,000.

At January 31, 2016, the Company’s investment in SCSD consisted of 784 shares of class B common stock with a cost basis of approximately $5.5 million and a fair value of approximately $6.6 million.  The secured loan had an outstanding balance, cost basis and fair value of $1.5 million.

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

At October 31, 2015, the Company’s investment in Vestal consisted of a senior subordinated loan, 5,610 shares of common stock and a warrant.  The loan had an outstanding balance, cost, and fair value of $6.3 million.  The 5,610 shares of common stock had a cost basis and fair value of $250,000 and the warrant had no cost and was fair valued at $0.  The loan had an annual interest of 15% and a maturity date of November 28, 2021.

At January 31, 2016, the Company’s investment in Vestal consisted of a subordinated loan, 5,610 shares of common stock and a warrant.  The loan had an outstanding balance, cost, and fair value of $6.4 million.  The 5,610 shares of common stock had a cost basis and fair value of $250,000 and the warrant had no cost and was fair valued at $0. The increases in the outstanding balance, cost and fair value of the loan are due to the capitalization of “payment in kind” interest.  The increase in the fair value was approved by the Company’s Valuation Committee.

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

At January 31, 2016, the Company had investments in portfolio companies totaling $358.5 million.  Also, on that date, the Company had approximately $2.1 million in cash equivalents and approximately $24.6 million in cash.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.  Pending investments in portfolio companies pursuant to our principal investment strategy, the Company may make other short-term or temporary investments, including in exchange-traded funds and private investment funds offering periodic liquidity.

During the quarter ended January 31, 2016, the Company made two new investments, committing capital totaling approximately $6.8 million.  The investments were made in Somotra ($1.7 million) and Pride ($5.1 million).

During the quarter ended January 31, 2016, the Company made 3 follow-on investments totaling approximately $3.1 million.  On November 20, 2015 and December 3, 2015, the Company invested an additional $538,000 and $1.1 million, respectively, in MVC Automotive common equity.  On January 4, 2016, the Company loaned an additional $1.5 million to Legal Solutions, which increased the senior subordinated loan to approximately $10.2 million.

Current commitments include:

Commitments to Portfolio Companies:

At January 31, 2016 and October 31, 2015, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at January 31, 2016
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Portfolio Company	Amount Committed	Amount Funded at October 31, 2015
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Guarantees:

At January 31, 2016 and October 31, 2015, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at January 31, 2016
MVC Automotive	$6.3 million	—
Tekers	—	—
Turf	$1.0 million	—
Total	$7.3 million	—

Guarantee	Amount Committed	Amount Funded at October 31, 2015
MVC Automotive	$7.2 million	—
Tekers	—	—
Turf	$1.0 million	—
Total	$8.2 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At January 31, 2016, the Valuation Committee estimated the fair values of the guarantee obligations noted above to be approximately -$35,000 or negative $35,000.

These guarantees are further described below, together with the Company’s other commitments.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers, which did not have an outstanding balance as of January 31, 2016.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  Overtime, Erste Bank, the bank extending the mortgage to MVC Automotive, increased the amount of the mortgage. As such, the balance of the guarantee as of January 31, 2016 is approximately 5.8 million Euro (equivalent to approximately $6.3 million).

The Company guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank, which had a fair value of -$35,000 or negative $35,000 as of January 31, 2016.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  The investment period related to the PE Fund has ended.  Additional capital may be called for follow-on investments in existing portfolio companies of the PE Fund or to pay operating expenses of the PE Fund.  As of January 31, 2016, $14.6 million of the Company’s commitment has been contributed.

On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is related to a project guarantee by AB DnB NORD bankas to Security Holdings B.V., a portfolio company investment, and was classified as restricted cash equivalents on the Company’s Consolidated Balance Sheets.  The Euro letter of credit was equivalent to approximately $5.5 million at October 31, 2015.  During the quarter ended January 31, 2016, the Euro letter of credit was released and is no longer collateralized by the Company and released from restricted cash.

During the quarter ended January 31, 2016, the Company agreed to cash collateralize a $500,000 working capital line of credit for MVC Environmental provided by Branch Banking and Trust Company (“BB&T”).

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

On May 3, 2013, the Company sold approximately $33.9 million of additional Senior Notes in a direct offering.  The additional Senior Notes will also mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Notes will also bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  As of January 31, 2016, the total outstanding amount of the Senior Notes was approximately $114.4 million with a market value of approximately $110.7 million. The market value of the Senior Notes is based on the closing price of the security as of January 31, 2016 on the New York Stock Exchange (NYSE:MVCB).

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with BB&T. On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  On December 1, 2015, Credit Facility II was renewed and will now expire on May 31, 2016, at which time all outstanding amounts under it will be due and payable.  At October 31, 2015, the balance of Credit Facility II was $90.0 million.  During the quarter ended January 31, 2016, the Company’s net repayments on Credit Facility II were $40.0 million, resulting in an outstanding balance of $50.0 million at January 31, 2016.  Credit Facility II is used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 100 basis points.  In addition, the Company is also subject to a 20 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid closing fees, legal and other costs associated with these transactions.  These costs will be amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.  The Company received a waiver from BB&T with respect to the delivery of financial reports required under Credit Facility II, due to the Company’s delayed filing of its Annual Report.

On December 30, 2014, the Company entered into a 6 month, $25.0 million bridge loan (“Bridge Loan”) with Firstrust Bank.  Prior to maturity, the Bridge Loan was extended to December 31, 2015.  At October 31, 2015, the balance of the Bridge Loan was $8.0 million.  During the quarter ended January 31, 2016, the Bridge Loan was repaid in full.  On December 9, 2015, the Bridge Loan was replaced with Credit Facility III (as described below).  Borrowings under the Bridge Loan bore interest at 5%.  The

Company paid closing fees, legal and other costs associated with the transaction.  These costs were amortized over the life of the Bridge Loan.  The Company has received extensions from Firstrust Bank as to the delivery of the financial reports required under the Amended and Restated Loan Agreement, due to the Company’s delayed quarterly filings.

On December 9, 2015, the Company entered into a three-year, $50 million revolving borrowing base credit facility (“Credit Facility III”) with Santander Bank N.A. as a lender and lead agent and Wintrust Bank as a lender and syndication agent.  As of January 31, 2016, there was no amount outstanding on Credit Facility III.  Credit Facility III can, under certain conditions, be increased up to $85 million.  The new facility bears an interest rate of LIBOR plus 3.75% or the prime rate plus 1% (at the Company’s option), and includes a 1% closing fee of the commitment amount and a 0.75% unused fee.  The compensating balance for the revolving credit facility is $10.0 million.  The new facility replaced the Bridge Loan that would have matured on December 31, 2015.  The Company has received extensions from Santander Bank N.A. related to its delayed quarterly and financial filings.

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

On February 17, 2016, the Company loaned $7.0 million to Dukane Intelligent Assembly, a global provider of plastic welding equipment, in the form of a second lien loan with an interest rate of 13% and a maturity date of November 17, 2020.

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

On May 6, 2016, RX repaid $8.0 million of principal on its loan. In addition, RX repaid all outstanding accrued and deferred interest for a total payment of approximately $9.9 million. As part of the transaction, which led to the repayment, RX was reorganized into FDS, Inc., a data service provider. The Company’s outstanding $2.3 million of principal was amended to a senior loan with an interest rate of 16% and a maturity date of November 30, 2016.

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

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments, and escrow receivables, which represent approximately 81.16% of the Company’s total assets at January 31, 2016.  As discussed in Note 8 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. The Company may make short-term investments in 90-day Treasury Bills or longer-term treasury notes, which are federally guaranteed securities, or other investments, including exchange-traded funds, private investment funds and designated money market accounts, pending investments in portfolio companies made pursuant to our principal investment strategy.

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

At January 31, 2016, approximately 79.49% of our total assets represented portfolio investments and escrow receivables recorded at fair value.

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

We have identified a material weakness in our internal control over financial reporting related to the valuation of certain portfolio companies and, as a result of such weakness, our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of October 31, 2014. This contributed to a delay in the filing of our Annual Report on Form 10-K for the fiscal years ended October 31, 2014 and October 31, 2015 and the restatement of our previously issued quarterly and annual financial statements for the fiscal year ended October 31, 2013. For further information regarding this matter and the related material weakness, please refer to Item 4. Controls and Procedures.

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

Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital

We did not file the Annual Report on Form 10-K within the timeframe required by the SEC for the fiscal years ended October 31, 2014 and October 31, 2015. Because we did not remain current in our reporting requirements with the SEC, we were limited in our ability to access the public markets to raise debt or equity capital. Our limited ability to access the public markets could have prevented us from pursuing transactions or implementing business strategies that we might otherwise believe are beneficial to our business.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of portfolio companies in a limited number of industries.  As of January 31, 2016, the fair value of our largest investment, U.S. Gas, comprised 20.8% of our total assets and 33.4% of our net assets.  Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may continue to be significantly represented among our investments.  To the extent that we have large positions in the securities of a small number of portfolio companies, we are subject to an increased risk of significant loss should the performance or financial condition of these portfolio companies or their respective industries deteriorate.  We may also be more susceptible to any single economic or regulatory occurrence as a result of holding large positions in a small number of portfolio companies.

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

In order to qualify as a RIC for U.S. federal income tax purposes, we must satisfy tests concerning the sources of our income, the nature and diversification of our assets and the amounts we distribute to our shareholders.  We may be unable to pursue investments that would otherwise be advantageous to us in order to satisfy the source of income or asset diversification requirements for qualification as a RIC.  In particular, to qualify as a RIC, at least 50% of our assets must be in the form of cash and cash items, Government securities, securities of other RICs, and other securities that represent not more than 5% of our total assets and not more than 10% of the outstanding voting securities of the issuer.  We have from time to time held a significant portion of our assets in the form of securities that exceed 5% of our total assets or more than 10% of the outstanding voting securities of an issuer, and compliance with the RIC requirements limits us from making additional investments that represent more than 5% of our total assets or more than 10% of the outstanding voting securities of the issuer.  Thus, compliance with the RIC requirements may hinder our ability to take advantage of investment opportunities believed to be attractive, including potential follow-on investments in certain of our portfolio companies.  Prior to the closing of the PE Fund, consistent with the Board-approved policy concerning the allocation of investment opportunities, the PE Fund received a priority allocation of all private equity investments that would otherwise be Non-Diversified Investments for the Company during the PE Fund’s investment period, which ended on October 28, 2014.

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

On October 31, 2015, the Company did not have a net capital loss carryforward. The Company had approximately $18.2 million in unrealized losses associated with Legacy Investments as of January 31, 2016.

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

As of January 31, 2016, we borrowed $50 million under our short-term credit facility, Credit Facility II (as defined above), which is due on May 31, 2016.  Further, we have approximately $114.4 million in aggregate principal amount of Senior Notes, due on January 15, 2023.

Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.  The amount of leverage that we employ at any particular time will depend on our management’s and our Board of Director’s assessments of market and other factors at the time of any proposed borrowing.  The Senior Notes and Credit Facility II impose certain financial and operating covenants that may restrict a portion of our business activities, including limitations that could hinder our ability to obtain additional financings and, in some cases, to increase our dividends.  A failure to add new or replacement debt facilities or issue additional debt securities or other evidences of indebtedness could have an adverse effect on our business, financial condition or results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the individual who performs the functions of the Company’s Principal Executive Officer (“CEO”) and the individual who performs the functions of the Principal

Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, management has concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, were not effective because of the material weakness in our internal control over financial reporting, as described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our Annual Reports on Form 10-K for the year ended October 31, 2015 (the “2015 10-K”).

Remediation of Material Weakness in Internal Control over Financial Reporting

We have improved and are in the process of continuing to improve our controls to remediate the material weakness that existed as of October 31, 2014 and continued to exist as of October 31, 2015 and January 31, 2016.  As discussed in the 2014 10-K and the 2015 10-K, to address the material weakness, in the second half of 2015 the Company adopted a corrective action plan which will and has added new and/or enhanced existing controls surrounding the valuation process and financial reporting oversight of various controlled/affiliated portfolio companies, including additional reviews (by one or more MVC Capital representatives) of the financial reporting of controlled and certain affiliated portfolio companies and additional reviews and testing of valuation data of these controlled/affiliated portfolio companies. The Company also enhanced its internal audit plan to incorporate risk assessments of controlled and certain affiliated portfolio companies. In addition, the Company retained a third party consultant to perform external reviews of certain fair valuations. While some of the remediation actions have been implemented, some are still in process and it will take time for these actions to be fully integrated and confirmed to be effective and sustainable. Until the remediation steps are fully implemented and tested, the material weakness described above will continue to exist.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

MVC CAPITAL, INC.

Date: 5/16/16
/s/ Michael Tokarz
Michael Tokarz

In the capacity of the officer who performs the functions of Principal Executive Officer.

MVC CAPITAL, INC.

Date: 5/16/16	/s/ Scott Schuenke

Scott Schuenke

In the capacity of the officer who performs the functions of Principal Financial Officer.