Form 10-Q
period 2016-04-30
MVC CAPITAL, INC.
filed 2016-08-29
CIK 1099941

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016 or

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer☐ Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

There were 22,702,821 shares of the registrant’s common stock, $.01 par value, outstanding as of August 26, 2016.

MVC Capital, Inc.

(A Delaware Corporation)

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.

Consolidated Balance Sheets

	April 30,	October 31,
	2016	2015
	(Unaudited)
ASSETS
Assets
Cash	$16,235,111	$7,753,901
Restricted cash (cost $500,177 and $1,000,034)	500,177	1,000,034
Restricted cash equivalents (cost $0 and $5,503,000)	—	5,503,000
Cash equivalents (cost $954,288 and $2,557,666)	1,454,465	2,557,666
Investments at fair value
U.S. Treasury obligations (cost $34,964,816 and $89,820,800)	34,960,674	89,681,535
Non-control/Non-affiliated investments (cost $169,116,504 and $165,626,784)	138,629,465	131,351,403
Affiliate investments (cost $131,351,548 and $121,962,460)	169,060,514	170,189,927
Control investments (cost $89,345,063 and $156,127,715)	64,229,831	99,334,391
Total investments at fair value (cost $424,777,931 and $533,537,759)	406,880,484	490,557,256
Escrow receivables, net of reserves	8,870,499	292,744
Deferred financing fees	3,744,574	2,467,305
Dividends and interest receivables, net of reserves	2,019,733	4,404,600
Fee and other receivables	1,426,395	1,696,280
Prepaid expenses	582,047	609,517
Total assets	$441,713,485	$516,842,303

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Senior notes	$114,408,750	$114,408,750
Revolving credit facility	35,000,000	90,000,000
Provision for incentive compensation (Note 11)	2,881,818	4,976,767
Management fee payable	1,468,536	1,527,930
Accrued expenses and liabilities	1,016,750	622,446
Professional fees payable	988,487	1,820,416
Interest payable	364,941	359,866
Portfolio fees payable - Asset Management	324,444	250,846
Consulting fees payable	117,721	272,880
Taxes payable	652	1,152
Bridge loan	—	8,000,000
Management fee payable - Asset Management	—	296,812
Liability for share exchange	—	228,851

Total liabilities	156,572,099	222,766,716

Commitments and Contingencies (Note 9)

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 28,304,448 shares issued and 22,702,821 shares outstanding as of April 30, 2016 and October 31, 2015, respectively	283,044	283,044
Additional paid-in-capital	418,298,784	418,298,784
Accumulated earnings	117,764,502	102,420,976
Dividends paid to stockholders	(139,002,143)	(129,012,902)
Accumulated net realized (loss) gain	(39,354,269)	2,189
Net unrealized depreciation	(17,552,326)	(42,620,298)
Treasury stock, at cost, 5,601,627 and 5,601,627 shares held, respectively	(55,296,206)	(55,296,206)

Total shareholders’ equity	285,141,386	294,075,587

Total liabilities and shareholders’ equity	$441,713,485	$516,842,303

Net asset value per share	$12.56	$12.95

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Six Month Period	For the Six Month Period
	November 1, 2015 to	November 1, 2014 to
	April 30, 2016	April 30, 2015

Operating Income:
Dividend income
Non-control/Non-affiliated investments	$284	$445
Affiliate investments	10,000,000	—
Control investments	97,101
Total dividend income	10,097,385	445

Interest income
Non-control/Non-affiliated investments	5,960,781	6,139,784
Affiliate investments	1,135,384	644,948
Control investments	162,790	171,414
Total interest income	7,258,955	6,956,146

Payment-in-kind/Deferred interest income
Non-control/Non-affiliated investments	2,694,080	1,979,617
Affiliate investments	258,261	61,896
Control investments	77,690	77,265
Total payment-in-kind/Deferred interest income	3,030,031	2,118,778

Fee income
Non-control/Non-affiliated investments	66,805	—
Affiliate investments	364,000	362,666
Control investments	2,381,250	161,501
Total fee income	2,812,055	524,167

Fee income - Asset Management [1]
Portfolio fees	497,823	521,100
Management fees	248,935	8,684
Total fee income - Asset Management	746,758	529,784

Total operating income	23,945,184	10,129,320

Operating Expenses:
Interest and other borrowing costs	5,126,214	5,070,830
Management fee	3,937,338	4,045,747
Legal fees	583,056	817,000
Consulting fees	579,202	226,902
Portfolio fees - Asset Management [1]	373,367	390,825
Other expenses	243,107	463,899
Directors’ fees	215,000	210,000
Management fee - Asset Management [1]	186,701	(2,402)
Insurance	152,217	171,840
Audit & tax preparation fees	135,600	338,000
Administration	111,041	120,873
Public relations fees	92,000	92,000
Printing and postage	20,221	44,911
Net incentive compensation (Note 11)	(1,094,949)	(5,581,800)

Total operating expenses	10,660,115	6,408,625

Less: Voluntary expense waiver by Adviser [2]	(75,000)	(75,000)
Less: Voluntary management fee waiver by Adviser [3]	(984,335)	—
Less: Voluntary incentive fee waiver by Adviser [4]	(1,000,000)	—

Total waivers	(2,059,335)	(75,000)

Net operating income before taxes	15,344,404	3,795,695

Tax Expenses:
Current tax expense	878	878

Total tax expense	878	878

Net operating income	15,343,526	3,794,817

Net Realized and Unrealized (Loss) Gain on Investments:

Net realized (loss) gain on investments
U.S. Treasury obligations	(90,427)	44,433
Non-control/Non-affiliated investments	(7,636,535)	(2,165,378)
Affiliate investments	(46,414)	—
Control investments	(31,583,082)	—

Total net realized loss on investments	(39,356,458)	(2,120,945)

Net unrealized appreciation (depreciation) on investments	25,067,972	(23,229,991)

Net realized and unrealized loss on investments	(14,288,486)	(25,350,936)

Net increase (decrease) in net assets resulting from operations	$1,055,040	$(21,556,119)

Net increase (decrease) in net assets per share resulting from operations	$0.05	$(0.95)

Dividends declared per share	$0.440	$0.270

Weighted average number of shares outstanding[5]	22,702,821	22,702,821

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

3 Reflects TTG Advisers’ voluntary waiver of 0.50% of the management fee for the six months ended April 30, 2016.  Please see Note 10 “Management” for more information.

4 Reflects TTG Advisers’ voluntary waiver of the incentive fee associated with pre-incentive fee net operating income for the six months ended April 30, 2016.  Please see Note 10 “Management” for more information.

5 Please see Note 13 “Dividends and Distributions to Shareholders and Share Repurchase Program” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Quarter	For the Quarter
	February 1, 2016 to	February 1, 2015 to
	April 30, 2016	April 30, 2015
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$—	$185
Affiliate investments	10,000,000	—
Total dividend income	10,000,000	185

Interest income
Non-control/Non-affiliated investments	2,971,995	3,172,113
Affiliate investments	562,011	317,519
Control investments	83,091	84,286
Total interest income	3,617,097	3,573,918

Payment-in-kind/Deferred interest income
Non-control/Non-affiliated investments	1,434,660	1,145,893
Affiliate investments	167,964	30,591
Control investments	38,418	37,993
Total payment-in-kind/Deferred interest income	1,641,042	1,214,477

Fee income
Non-control/Non-affiliated investments	14,546	—
Affiliate investments	182,500	179,666
Control investments	37,500	80,751
Total fee income	234,546	260,417

Fee income - Asset Management [1]
Portfolio fees	248,415	249,625
Management fees	114,573	(24,945)
Total fee income - Asset Management	362,988	224,680

Total operating income	15,855,673	5,273,677

Operating Expenses:
Interest and other borrowing costs	2,497,428	2,615,820
Management fee	1,958,047	2,065,942
Net incentive compensation (Note 11)	1,135,039	(3,462,232)
Legal fees	419,056	408,000
Consulting fees	356,851	111,051
Portfolio fees - Asset Management [1]	186,311	187,219
Other expenses	120,922	313,827
Directors’ fees	105,000	105,000
Management fee - Asset Management [1]	85,929	(18,709)
Insurance	72,300	85,920
Administration	49,723	59,260
Public relations fees	44,000	45,500
Printing and postage	5,527	22,480
Audit & tax preparation fees	—	176,000

Total operating expenses	7,036,133	2,715,078

Less: Voluntary expense waiver by Adviser [2]	(37,500)	(37,500)
Less: Voluntary management fee waiver by Adviser [3]	(489,512)	—
Less: Voluntary incentive fee waiver by Adviser [4]	(1,000,000)	—

Total waivers	(1,527,012)	(37,500)

Net operating income before taxes	10,346,552	2,596,099

Tax Expenses:
Current tax expense	439	439

Total tax expense	439	439

Net operating income	10,346,113	2,595,660

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized gain (loss) on investments
U.S. Treasury obligations	—	182,187
Non-control/Non-affiliated investments	—	(2,165,378)
Affiliate investments	24,854	—
Control investments	177,205	—

Total net realized gain (loss) on investments	202,059	(1,983,191)

Net unrealized depreciation on investments	(4,501,823)	(12,425,387)

Net realized and unrealized loss on investments	(4,299,764)	(14,408,578)

Net increase (decrease) in net assets resulting from operations	$6,046,349	$(11,812,918)

Net increase (decrease) in net assets per share resulting from operations	$0.26	$(0.52)

Dividends declared per share	$0.135	$0.135

Weighted average number of shares outstanding[5]	22,702,821	22,702,821

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

3 Reflects TTG Advisers’ voluntary waiver of 0.50% of the management fee for the fiscal quarter ended April 30, 2016.  Please see Note 10 “Management” for more information.

4 Reflects TTG Advisers’ voluntary waiver of the incentive fee associated with pre-incentive fee net operating income for the fiscal quarter ended April 30, 2016.  Please see Note 10 “Management” for more information.

5 Please see Note 13 “Dividends and Distributions to Shareholders and Share Repurchase Program” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Month Period	For the Six Month Period
	November 1, 2015 to	November 1, 2014 to
	April 30, 2016	April 30, 2015
Cash flows from Operating Activities:
Net decrease (increase) in net assets resulting from operations	$1,055,040	$(21,556,119)
Adjustments to reconcile net decrease (increase) in net assets resulting from operations to net cash used in operating activities:
Net realized loss	39,356,458	2,120,945
Net change in unrealized (appreciation) depreciation	(25,067,972)	23,229,991
Amortization of discounts and fees	(398)	(67,281)
Increase in accrued payment-in-kind dividends and interest	(4,832,830)	(938,784)
Amortization of deferred financing fees	514,789	159,990
Changes in operating assets and liabilities:
Restricted cash	499,857	—
Restricted cash equivalents	5,503,000	—
Dividends, interest and fees receivable	2,384,867	(1,558,849)
Fee and other receivables	269,885	658,447
U.S. Treasury obligations receivables	—	(95,061,588)
Escrow receivables, net of reserves	(8,577,755)	—
Prepaid expenses	27,470	36,942
Incentive compensation (Note 11)	(2,094,949)	(5,581,800)
Other liabilities	(1,099,668)	(189,522)
Purchases of equity investments	(1,992,242)	—
Purchases of debt instruments	(25,973,805)	(39,851,907)
Purchases of U.S. Treasury Obligations	(84,895,819)	(194,199,016)
Proceeds from equity investments	36,621,814	388,406
Proceeds from debt instruments	10,799,150	28,630,651
Sales/maturities of U.S. Treasury Obligations	139,662,416	294,244,212

Net cash provided by (used in) operating activities	82,159,308	(9,535,282)

Cash flows from Financing Activities:
Borrowings from revolving credit facility	99,300,000	195,000,000
Repayments from revolving credit facility	(154,300,000)	(200,000,000)
Borrowings from bridge loan	—	15,882,481
Repayments from bridge loan	(8,000,000)	(3,500,000)
Share exchange	—	(3,714)
Financing fees paid	(1,792,058)	—
Distributions paid to shareholders	(9,989,241)	(6,129,762)

Net cash (used in ) provided by financing activities	(74,781,299)	1,249,005

Net change in cash and cash equivalents for the period	7,378,009	(8,286,277)

Unrestricted and restricted cash and cash equivalents, beginning of period	$10,311,567	$23,437,964

Unrestricted and restricted cash and cash equivalents, end of period	$17,689,576	$15,151,687

During the six month period ended April 30, 2016 and 2015 MVC Capital, Inc. paid $4,315,163 and $4,557,783 in interest expense, respectively.

During the six month period ended April 30, 2016 and 2015 MVC Capital, Inc. paid $641 and $1,420 in income taxes, respectively.

Non-cash activity:

During the six month period ended April 30, 2016 and 2015, the Company recorded payment in-kind dividend and interest of $4,832,830 and $938,784, respectively. This amount was added to the principal balance of the investments and recorded as dividend/interest income.

On April 20, 2015, Biovation Acquisition Corp., a newly formed entity by the Company, credit purchased the assets of Biovation Holdings, Inc. in exchange for the majority of the economic ownership.  The company received 90 shares of Class B non-voting common stock of Biovation Acquisition Corp.

On December 24, 2015, as part of Inland’s restructuring, the Company received a $6.0 million senior secured loan from MVC Environmental, Inc. and received 950 common shares in MVC Environmental, Inc.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Changes in Net Assets

	For the Six Month Period	For the Six Month Period
	November 1, 2015 to	November 1, 2014 to	For the Year Ended
	April 30, 2016	April 30, 2015	October 31, 2015
	(Unaudited)	(Unaudited)
Operations:
Net operating income	$15,343,526	$3,794,817	$9,296,816
Net realized (loss) gain on investments	(39,356,458)	(2,120,945)	3,700,260
Net change in unrealized appreciation (depreciation) on investments	25,067,972	(23,229,991)	(50,557,496)

Net increase (decrease) in net assets from operations	1,055,040	(21,556,119)	(37,560,420)

Shareholder Distributions from:
Income	(9,989,241)	(3,794,817)	(9,296,816)
Realized gain	—	—	(2,962,708)
Return of capital	—	(2,334,945)	—

Net decrease in net assets from shareholder distributions	(9,989,241)	(6,129,762)	(12,259,524)

Capital Share Transactions:
Provision for share exchange	—	(3,714)	(7,427)

Net decrease in net assets from capital share transactions	—	(3,714)	(7,427)

Total decrease in net assets	(8,934,201)	(27,689,595)	(49,827,371)

Net assets, beginning of period/year	294,075,587	343,902,958	343,902,958

Net assets, end of period/year	$285,141,386	$316,213,363	$294,075,587

Common shares outstanding, end of period/year	22,702,821	22,702,821	22,702,821

Undistributed net operating income	$5,354,285	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

	For the Six Month Period		For the Six Month Period		For the
	November 1, 2015 to		November 1, 2014 to		Year Ended
	April 30, 2016		April 30, 2015		October 31, 2015
	(Unaudited)		(Unaudited)

Net asset value, beginning of period/year	$12.95		$15.15		$15.15

Income from operations:
Net operating income	0.68		0.17		0.41
Net realized and unrealized loss on investments	(0.63)		(1.12)		(2.07)

Net income (loss) from investment operations	0.05		(0.95)		(1.66)

Less distributions from:
Income	(0.44)		(0.17)		(0.41)
Realized gain	—		—		(0.13)
Return of capital	—		(0.10)		—

Total distributions	(0.44)		(0.27)		(0.54)

Net asset value, end of period/year	$12.56		$13.93		$12.95

Market value, end of period/year	$7.43		$9.70		$8.32

Market discount	(40.84)%		(30.37)%		(35.75)%

Total Return - At NAV (a)	0.44	%(d)	(6.30	)%(d)	(11.08)%

Total Return - At Market (a)	(5.33	)%(d)	(11.49	)%(d)	(21.85)%

Ratios and Supplemental Data:

Portfolio turnover ratio	8.70	%(d)	6.54	%(d)	15.19%

Net assets, end of period/year (in thousands)	$285,142		$316,213		$294,076

Ratios to average net assets:
Expenses including tax expense	6.02	%(c)	3.87	%(c)	4.54%
Expenses excluding tax expense	6.02	%(c)	3.87	%(c)	4.54%

Net operating income before tax expense	10.75	%(c)	2.32	%(c)	2.93%
Net operating income after tax expense	10.75	%(c)	2.32	%(c)	2.93%

Ratios to average net assets excluding waivers:
Expenses including tax expense	7.47	%(c)	3.91	%(c)	4.59%
Expenses excluding tax expense	7.47	%(c)	3.91	%(c)	4.59%

Net operating income before tax expense	9.31	%(c)	2.27	%(c)	2.89%
Net operating income after tax expense	9.31	%(c)	2.27	%(c)	2.89%

(a) Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the period/year.

(b) Supplemental Ratio information

Ratios to average net assets: (b)
Expenses excluding incentive compensation	6.79	%(c)	7.28	%(c)	7.62%
Expenses excluding incentive compensation, interest and other borrowing costs	3.20	%(c)	4.18	%(c)	4.39%

Net operating income (loss) before incentive compensation	9.98	%(c)	(1.09	)%(c)	(0.15)%
Net operating income before incentive compensation, interest and other borrowing costs	13.57	%(c)	2.01	%(c)	3.08%

Ratios to average net assets excluding waivers: (b)
Expenses excluding incentive compensation	8.24	%(c)	7.32	%(c)	7.67%
Expenses excluding incentive compensation, interest and other borrowing costs	4.65	%(c)	4.22	%(c)	4.44%

Net operating income (loss) before incentive compensation	8.54	%(c)	(1.14	)%(c)	(0.19)%
Net operating income before incentive compensation, interest and other borrowing costs	12.13	%(c)	1.96	%(c)	3.04%

(c) Annualized.
(d) Non- Annualized.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

April 30, 2016

(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value

Non-control/Non-affiliated investments- 48.62% (a, c, f, g)
Actelis Networks, Inc.	Technology Investment	Preferred Stock (150,602 shares) (d, i)		$5,000,003	—
Agri-Carriers Group, Inc.	Transportation	Senior Subordinated Debt 12.0000% Cash, 3.0000% Deferred, 07/20/2017 (l)	$11,774,486	13,004,084	$12,970,209
Biogenic Reagents	Renewable Energy	Senior Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b, l)	5,574,648	5,574,648	5,559,301
		Senior Convertible Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b, l)	5,017,183	5,017,183	5,039,888
		Senior Note 12.0000% Cash, 4.0000% PIK, 05/31/2016 (b, l)	4,250,291	4,250,291	4,250,291
		Senior Subordinated Debt 12.0000% Cash, 4.0000% PIK, 05/31/2016 (b, l)	1,030,188	1,030,188	1,030,188
		Warrants (d)	2	620,077	1,548,652
				16,492,387	17,428,320
Biovation Acquisition Co.	Manufacturer of Laminate Material and Composites	Common Stock (90 shares) (d)		784,622	425,773
Custom Alloy Corporation	Manufacturer of Pipe Fittings and Forgings	Second Lien Loan 4.5000% Cash, 5.5000% PIK, 04/30/2020 (b, l)	24,105,530	24,105,530	20,570,594
		Unsecured Subordinated Loan 12.0000% Cash, 03/31/2018 (l)	3,000,000	3,000,000	2,510,862
				27,105,530	23,081,456
Dukane IAS, LLC	Welding Equipment Manufacturer	Second Lien Note 10.5000% Cash, 2.5000% PIK, 11/16/2020 (b, l)	7,021,389	7,021,389	7,021,389
FOLIOfn, Inc.	Technology Investment - Financial Services	Preferred Stock (5,802,259 shares) (d, i)		15,000,000	5,376,200
G3K Display, Inc.	Retail Store Fixtures	Senior Lien Loan 13.0000% Cash, 04/11/2019 (h)	5,625,000	5,625,000	—
		Warrants (d)	1	—	—
				5,625,000	—
Initials, Inc.	Consumer Products	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK, 06/22/2020 (b, l)	4,750,000	4,750,000	4,752,095
Legal Solutions Holdings, Inc.	Business Services	Senior Subordinated Debt 12.0000% Cash, 2.0000% Deferred, 09/12/2018 (l)	10,205,000	10,686,603	10,274,894
MainStream Data, Inc.	Technology Investment	Common Stock (5,786 shares) (d, i)		3,750,000	—
Morey’s Seafood International, LLC	Food Services	Second Lien Loan 6.0000% Cash, 9.0000% PIK, 08/12/2018 (b, l)	16,785,792	16,785,792	14,014,284
NPWT Corporation	Medical Device Manufacturer	Series B Common Stock (281 shares) (d)		1,231,638	2,000
		Series A Convertible Preferred Stock (5,000 shares) (d)		—	40,000
				1,231,638	42,000
Pride Engineering, LLC	Manufacturer of Equipment Components	Second Lien Note 12.0000% Cash, 05/08/2021 (l)	5,135,000	5,135,000	5,135,000
Quantum Plastics, LLC	Manufacturer of Plastic Parts	Senior Subordinated Debt 12.0000% Cash, 03/10/2021 (l)	10,000,000	9,618,119	9,618,119
		Warrants (d)	1	392,792	392,792
				10,010,911	10,010,911
RX Innovation, Inc.	Software	Senior Subordinated Debt 12.0000% Cash, 4.0000% Deferred, 03/01/2017 (l)	10,300,000	11,745,545	11,971,934
Thunderdome Restaurants, LLC	Restaurants	Second Lien Loan, 12.0000% Cash, 06/10/2020 (l)	3,000,000	3,000,000	3,000,000
U.S. Spray Drying Holding Company	Specialty Chemicals	Class B Common Stock (784 shares) (d)		5,488,000	6,625,000
		Secured Loan 12.0000% Cash, 05/02/2019 (l)	1,500,000	1,500,000	1,500,000
				6,988,000	8,125,000
United States Technologies, Inc.	Electronics Manufacturing and Repair	Senior Lien Loan 10.5000% Cash, 07/17/2020 (l)	5,000,000	5,000,000	5,000,000
Sub Total Non-control/Non-affiliated investments				169,116,504	138,629,465

Affiliate investments - 59.29% (a, c, f, g)
Advantage Insurance Holdings LTD	Insurance	Preferred Stock (750,000 shares) (d, e)		7,500,000	7,948,363
Centile Holdings B.V.	Software	Common Equity Interest (d, e)		3,524,376	5,446,000
JSC Tekers Holdings	Real Estate Management	Common Stock (3,201 shares) (d, e)		4,500	—
		Preferred Stock (9,159,085 shares) (d, e)		11,810,188	4,881,000
				11,814,688	4,881,000
MVC Environmental, Inc.	Environmental Services	Senior Secured Loan 9.0000% PIK, 12/22/2020 (b, l)	6,146,466	6,146,466	6,146,466
		Common Stock (950 shares) (d)		3,081,000	3,043,000
				9,227,466	9,189,466
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d, e)		52,846,140	41,571,000
SGDA Europe B.V.	Environmental Services	Common Equity Interest (d, e)		28,544,800	2,863,000
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan, 13.0000% Cash, 07/01/2019 (l)	7,500,000	7,500,000	7,500,000
		Unsecured Loan 10.0000% Cash, 4.0000% PIK , 07/01/2018 (b, l)	3,232,168	3,232,168	3,232,168
		Convertible Series I Preferred Stock (32,200 shares) (d, k, n)		500,000	79,767,607
		Convertible Series J Preferred Stock (8,216 shares) (d, n)		—	—
				11,232,168	90,499,775
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK , 11/28/2021 (b, l)	6,411,910	6,411,910	6,411,910
		Common Stock (5,610 shares) (d)		250,000	250,000
		Warrants (d)	5,303	—	—
				6,661,910	6,661,910

Sub Total Affiliate investments				131,351,548	169,060,514

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments - (Continued)

April 30, 2016

(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value
Control investments - 22.52% (c, f, g)
Equus Total Return, Inc.	Registered Investment Company	Common Stock (4,444,644 shares) (d, l)		$10,030,272	$7,911,466
MVC Automotive Group GmbH	Automotive Dealerships	Common Equity Interest (a, d, e)		50,057,288	14,518,000
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (a, d, j, l)		13,838,539	23,609,117
		General Partnership Interest (a, d, j, l)		353,024	592,967
				14,191,563	24,202,084
RuMe Inc.	Consumer Products	Common Stock (5,297,548 shares) (a, d)		924,475	780,000
		Series C Preferred Stock (23,896,634 shares) (a, d)		3,410,694	6,895,000
		Series B-1 Preferred Stock (4,999,076 shares) (a, d)		999,815	2,175,000
				5,334,984	9,850,000
SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (a, d, e)		2,300,000	41,000
Turf Products, LLC	Distributor - Landscaping and	Senior Subordinated Debt 7.0000% Cash, 4.0000% PIK, 11/01/2018 (a, b, l)	$3,895,262	3,895,262	3,743,648
	Irrigation Equipment	Limited Liability Company Interest (a, d)		3,535,694	3,991,794
		Guarantee (a, d)	1	—	(28,161)
		Warrants (a, d)	150	—	—
				7,430,956	7,707,281

Sub Total Control investments				89,345,063	64,229,831

TOTAL PORTFOLIO INVESTMENTS - 130.43% (f)				$389,813,115	$371,919,810

U.S. Treasury obligations - 12.26% (f, g)
U.S. Treasury Obligations	U.S. Government Securities	1.2500% Cash, 03/31/2021 (m)	$35,014,000	$34,964,816	$34,960,674

Sub Total U.S. Treasury obligations				$34,964,816	$34,960,674

Cash equivalents and restricted cash equivalents - 0.51% (f, g)
Fidelity Institutional Government Money Market Fund	Money Market Fund	Beneficial Shares (1,454,465 shares)		1,454,465	1,454,465
Total Cash equivalents and restricted cash equivalents				1,454,465	1,454,465

TOTAL INVESTMENT ASSETS - 143.20% (f)				$426,232,396	$408,334,949

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

(d) Non-income producing assets.

(e) The principal operations of these portfolio companies are located in Europe and Cayman Islands and represents approximately 27% of the net assets.  The remaining portfolio companies are located in North America, which represents approximately 103% of the net assets.

(f) Percentages are based on net assets of $285,141,825 as of April 30, 2016.

(g) See Note 3 for further information regarding “Investment Classification.”

(h) All or a portion of the accrued interest on these securities have been reserved .

(i) Legacy Investments.

(j) MVC Private Equity Fund, LP is a private equity fund focused on control equity investments in the lower middle market.  The fund currently holds five investments, four located in the United States and one in Gibraltar, the investments are in the energy, services, contract manufacturing, and industrial sectors.  The Company’s proportional share of the AccuMed Corp. preferred stock, Plymouth Rock Energy membership interest and loan and the Gibdock Limited equity interest is $6,466,956, $7,595,073 and $5,356,116, respectively.

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

MVC Capital, Inc.

Consolidated Schedule of Investments

October 31, 2015

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value

Non-control/Non-affiliated investments- 44.67% (a, c, f, g)
Actelis Networks, Inc.	Technology Investment	Preferred Stock (150,602 shares) (d, i)		$5,000,003	—
Agri-Carriers Group, Inc.	Transportation	Senior Subordinated Debt 12.0000% Cash, 3.0000% Deferred, 07/20/2017 (l, m)	$11,774,486	11,787,114	$11,774,486
Biogenic Reagents	Renewable energy	Senior Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b, l)	5,463,002	5,463,002	5,463,002
		Senior Convertible Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b, l)	4,916,702	4,916,702	4,983,082
		Senior Note 12.0000% Cash, 4.0000% PIK, 02/29/2016 (b, l)	4,165,169	4,165,169	4,165,169
		Senior Subordinated Debt 12.0000% Cash, 4.0000% PIK, 02/29/2016 (b, l)	1,009,556	1,009,556	1,009,556
		Warrants (d)	2	620,077	1,660,689
				16,174,506	17,281,498
Biovation Acquisition Co.	Manufacturer of Laminate Material and Composites	Common Stock (90 shares) (d)		784,622	555,869
Biovation Holdings, Inc.	Manufacturer of Laminate Material and Composites	Bridge Loan 6.0000% Cash, 6.0000% PIK, 10/31/2014 (b, h)	1,079,325	1,079,325	—
		Warrants (d)	3	397,677	—
				1,477,002	—
Custom Alloy Corporation	Manufacturer of Pipe Fittings and Forgings	Second Lien Loan 7.3000% Cash, 3.7000% PIK, 04/30/2020 (b, l)	23,791,903	23,791,903	23,638,469
		Unsecured Subordinated Loan 12.0000% Cash, 09/04/2016 (l)	3,000,000	3,000,000	3,000,000
				26,791,903	26,638,469
FOLIOfn, Inc.	Technology Investment - Financial Services	Preferred Stock (5,802,259 shares) (d, i)		15,000,000	5,596,000
G3K Display, Inc.	Retail Store Fixtures	Senior Lien Loan 13.0000% Cash, 04/11/2019 (h)	5,625,000	5,625,000	—
		Warrants (d)	1	—	—
				5,625,000	—
Initials, Inc.	Consumer Products	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK, 06/22/2020 (b, l)	4,750,000	4,750,000	4,750,000
Inland Environmental & Remediation LP	Environmental Services	Senior Secured Loan 12.0000% Cash, 04/17/2019 (h, l)	15,000,000	14,506,835	8,000,000
		Warrants (d)	1	713,000	—
				15,219,835	8,000,000
Legal Solutions Holdings, Inc.	Business Services	Senior Subordinated Debt 12.0000% Cash, 2.0000% Deferred, 09/12/2018 (l, m)	8,705,000	8,718,402	8,705,000
MainStream Data, Inc.	Technology Investment	Common Stock (5,786 shares) (d, i)		3,750,000	—
Morey’s Seafood International, LLC	Food Services	Second Lien Loan 6.0000% Cash, 9.0000% PIK, 08/12/2018 (b, l)	16,047,333	16,047,333	14,371,830
NPWT Corporation	Medical Device Manufacturer	Series B Common Stock (281 shares) (d)		1,231,638	2,000
		Series A Convertible Preferred Stock (5,000 shares) (d)		—	36,000
				1,231,638	38,000
The Results Companies, LLC	Business Services	Senior Subordinated Debt 13.0000% Cash, 2.5000% Deferred, 07/01/2016 (l, m)	9,000,000	9,008,330	9,000,000
RX Innovation, Inc.	Software	Senior Subordinated Debt 12.0000% Cash, 4.0000% Deferred, 03/01/2017 (l, m)	10,300,000	10,307,845	10,300,000
Thunderdome Restaurants, LLC	Restaurants	Second Lien Loan 12.0000% Cash, 06/10/2020	1,965,251	1,965,251	1,965,251
U.S. Spray Drying Holding Company	Specialty Chemicals	Class B Common Stock (784 shares) (d)		5,488,000	5,875,000
		Secured Loan 12.0000% Cash, 05/02/2019	1,500,000	1,500,000	1,500,000
				6,988,000	7,375,000
United States Technologies, Inc.	Electronics Manufacturing and Repair	Senior Lien Loan 10.5000% Cash, 07/17/2020 (l)	5,000,000	5,000,000	5,000,000
Sub Total Non-control/Non-affiliated investments				165,626,784	131,351,403

Affiliate investments - 57.87% (a, c, f, g)
Advantage Insurance Holdings LTD	Insurance	Preferred Stock (750,000 shares) (d, e)		7,500,000	8,015,164
Centile Holdings B.V.	Software	Common Equity Interest (d, e)		3,524,376	4,905,000
JSC Tekers Holdings	Real Estate Management	Common Stock (3,201 shares) (d, e)		4,500	4,000
		Preferred Stock (9,159,085 shares) (d, e)		11,810,188	5,045,700
				11,814,688	5,049,700
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d, e)		52,846,140	45,300,000
SGDA Europe B.V.	Environmental Services	Common Equity Interest (d, e)		28,544,800	6,020,000
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 13.0000% Cash, 07/01/2019 (l)	7,500,000	7,500,000	7,500,000
		Unsecured Loan 10.0000% Cash, 4.0000% PIK , 07/01/2018 (b, l)	3,167,220	3,167,220	3,167,220
		Convertible Series I Preferred Stock (32,200 shares) (d, k, o)		500,000	83,667,607
		Convertible Series J Preferred Stock (8,216 shares) (d, o)		—	—
				11,167,220	94,334,827
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK , 11/28/2021 (b, l)	6,315,236	6,315,236	6,315,236
		Common Stock (5,610 shares) (d)		250,000	250,000
		Warrants (d)	5,303	—	—
				6,565,236	6,565,236

Sub Total Affiliate investments				121,962,460	170,189,927

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments - (Continued)

October 31, 2015

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value
Control investments - 33.78% (c, f, g)
Equus Total Return, Inc.	Registered Investment Company	Common Stock (4,444,644 shares) (d)		$10,030,272	$7,644,788
MVC Automotive Group GmbH	Automotive Dealerships	Common Equity Interest (a, d, e)		48,457,838	13,452,000
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (a, d, j)		13,838,539	21,939,744
		General Partnership Interest (a, d, j)		353,024	552,016
				14,191,563	22,491,760
Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (a, d, p)		15,763,636	—
		Series A Convertible Preferred Stock 16.0000% PIK (33,904 shares) (a, b, p)		30,000,000	6,050,797
		Series C Convertible Preferred Stock 16.0000% PIK (10,737shares) (a, b, p)		22,618,466	32,479,292
				68,382,102	38,530,089
RuMe Inc.	Consumer Products	Common Stock (5,297,548 shares) (a, d)		924,475	924,475
		Series C Preferred Stock (23,896,634 shares) (a, d)		3,410,694	6,467,772
		Series B-1 Preferred Stock (4,999,076 shares) (a, d)		999,815	1,667,753
				5,334,984	9,060,000
SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (a, d, e)		2,300,000	342,000
Turf Products, LLC	Distributor - Landscaping and	Senior Subordinated Debt 7.0000% Cash, 4.0000% PIK, 11/01/2018 (a, b, l)	$3,895,262	3,895,262	3,862,994
	Irrigation Equipment	Limited Liability Company Interest (a, d)		3,535,694	3,991,794
		Guarantee (a, d)	1	—	(41,034)
		Warrants (a, d)	150	—	—
				7,430,956	7,813,754

Sub Total Control investments				156,127,715	99,334,391

TOTAL PORTFOLIO INVESTMENTS - 136.32% (f)				$443,716,959	$400,875,721

U.S. Treasury obligations - 30.49% (f, g)
U.S. Treasury obligations	U.S. Government Securities	1.3750% Cash, 10/31/2019 (n)	$90,300,000	$89,820,800	$89,681,535

Sub Total U.S. Treasury obligations				$89,820,800	$89,681,535

Cash equivalents and restricted cash equivalents - 2.74% (f, g)
Fidelity Institutional Government Money Market Fund	Money Market Fund	Beneficial Shares (1,659,943 shares)		1,659,943	1,659,943
JP Morgan Prime Money Market Fund	Money Market Fund	Beneficial Shares (6,400,723 shares)		6,400,723	6,400,723
Total Cash equivalents and restricted cash equivalents				8,060,666	8,060,666

TOTAL INVESTMENT ASSETS - 169.55%				$541,598,425	$498,617,922

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

(d) Non-income producing assets.

(e) The principal operations of these portfolio companies are located in Europe and Cayman Islands and represents approximately 28% of the net assets.  The remaining portfolio companies are located in North America, which represents approximately 108% of the net assets.

(f) Percentages are based on net assets of $294,075,587 as of October 31, 2015.

(g) See Note 3 for further information regarding “Investment Classification.”

(h) All or a portion of the accrued interest on these securities have been reserved.

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

(o) All or a portion of these securities may serve as collateral for the Macquarie Energy trade supple credit facility

(p) All or a portion of these securities may serve as collateral for a loan made to Ohio Medical by another financial institution.

PIK - Payment-in-kind

- Denotes zero cost or fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc. (the “Company”)

Notes to Consolidated Financial Statements

April 30, 2016

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

During fiscal year ended October 31, 2014, MVC Turf, LLC (“MVC Turf”) was consolidated with the Company as MVC Turf is an MVC wholly-owned holding company. The consolidation of MVC Turf did not have any material effect on the financial position or net results of operations of the Company.  Of the $16.2 million in cash on the Company’s Consolidated Balance Sheets as of April 30, 2016, approximately $345,000 was held by MVC Turf, an MVC wholly-owned holding company.

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

4. Cash and Cash Equivalents

For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all money market and all highly liquid temporary cash investments purchased with an original maturity of less than three months to be cash equivalents. The Company places its cash and cash equivalents with financial institutions and cash held in bank accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit.  As of April 30, 2016, the Company had approximately $1.5 million in cash equivalents, approximately $500,000 in restricted cash and approximately $16.2 million in cash totaling approximately $18.2 million.  Of the $16.2 million in cash, approximately $345,000 was held by MVC Turf and approximately $1.1 million was held by MVC Cayman.

Restricted Cash and Cash Equivalents

Cash and cash equivalent accounts that are not available to the Company for day—to-day use and are legally restricted are classified as restricted cash. Restricted cash and cash equivalents are carried at cost, which approximates fair value.  On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is related to a project guarantee by AB DnB NORD bankas to Security Holdings B.V., a portfolio company investment.  The Euro letter of credit was equivalent to approximately $5.5 million at October 31, 2015.  During the six month period ended April 30, 2016, the Euro letter of credit was released and is no longer collateralized by the Company and released from restricted cash.  During the six month period ended April 30, 2016, the Company agreed to cash collateralize a $500,000 working capital line of credit for MVC Environmental, which was classified as restricted cash equivalents on the Company’s Consolidated Balance Sheets.

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

6. Investment Valuation Policy

Our investments are carried at fair value in accordance with the Accounting Standards Codification, Fair Value Measurement (“ASC 820”). In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of our Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction.  At April 30, 2016, we did not own restricted or unrestricted securities of any publicly traded company in which we have a majority-owned interest but did own one security in which we have a minority-owned interest.

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

Pursuant to our Valuation Procedures, the Valuation Committee (which is comprised of three Independent Directors) determines fair values of portfolio company investments on a quarterly basis (or more frequently, if deemed appropriate under the circumstances). In doing so, the Committee considers the recommendations of The Tokarz Group Advisers LLC (“TTG Advisers”).  The Committee also considers input and reviews by third party consultants retained to support the Company’s valuation process. The Company has also adopted several other enhanced processes related to valuations of controlled/affiliated portfolio companies.  Any changes in valuation are recorded in the consolidated statements of operations as “Net unrealized appreciation (depreciation) on investments.”

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

At April 30, 2016 and October 31, 2015, approximately 82.41% and 76.08%, respectively, of total assets represented investments in portfolio companies recorded at fair value (“Fair Value Investments”).

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

7. Concentration of Market Risk

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments and escrow receivables (other than cash equivalents), which collectively represented approximately 86.21% and 77.62% of the Company’s total assets at April 30, 2016 and October 31, 2015, respectively. As discussed in Note 8, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the Company’s portfolio investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include foreign investments (which subject the Company to additional risks such as currency, geographic, demographic and operational risks), entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.  Additionally, we are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate.  As of April 30, 2016, the fair value of our largest investment, U.S. Gas & Electric, Inc. (“U.S. Gas”), comprised 20.5% of our total assets and 31.7% of our net assets.  The Company’s investments in short-term securities are generally in U.S. government securities, with a maturity of greater than three months but generally less than one year or other high quality and highly liquid investments.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents.

The following table shows the portfolio composition by industry grouping at fair value as a percentage of net assets as of April 30, 2016 and October 31, 2015.

	April 30, 2016	October 31, 2015
Energy Services	31.74%	32.08%
Electrical Engineering	14.58%	15.40%
Private Equity	8.49%	7.65%
Manufacturer of Pipe Fittings	8.09%	9.06%
Renewable Energy	6.11%	5.88%
Software	6.11%	5.17%
Consumer Products	5.12%	4.70%
Automotive Dealerships	5.09%	4.57%
Food Services	4.91%	4.89%
Transportation	4.55%	4.00%
Environmental Services	4.23%	4.77%
Business Services	3.60%	6.02%
Manufacturer of Plastics Parts	3.51%	0.00%
Specialty Chemicals	2.85%	2.51%
Insurance	2.79%	2.73%
Regulated Investment Company	2.77%	2.60%
Distributor - Landscaping and Irrigation Equipment	2.70%	2.66%
Welding Equipment Manufacturer	2.46%	0.00%
Iron Foundries	2.34%	2.23%
Technology Investment - Financial Services	1.90%	1.90%
Manufacturer of Equipment Components	1.80%	0.00%
Electronics Manufacturing and Repair	1.75%	1.70%
Real Estate Management	1.71%	1.72%
Restaurants	1.06%	0.66%
Manufacturer of Laminate Material and Composites	0.15%	0.18%
Port Facilities	0.01%	0.12%
Medical Device Manufacturer	0.01%	13.12%
Retail Store Fixtures	0.00%	0.00%
	130.43%	136.32%

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•

Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date. We valued one of our investments using Level 1 inputs as of April 30, 2016.

•

Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly or other inputs that are observable or can be corroborated by observable market data. Additionally, the Company’s interests in Investment Vehicles that can be withdrawn by the Company at the net asset value reported by such Investment Vehicle as of the measurement date or within six months of the measurement date are generally categorized as Level 2 investments. We did not value any of our investments using Level 2 inputs as of April 30, 2016.

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

The following fair value hierarchy tables set forth our assets and liabilities by level as of April 30, 2016 and October 31, 2015 (in thousands):

	April 30, 2016
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$151,253	$151,253
Common Stock	7,911	—	11,167	19,078
Preferred Stock	—	—	107,083	107,083
Warrants	—	—	1,941	1,941
Common Equity Interest	—	—	64,398	64,398
LP Interest of the PE Fund	—	—	23,609	23,609
GP Interest of the PE Fund	—	—	593	593
LLC Interest	—	—	3,992	3,992
Guarantee	—	—	(28)	(28)
Escrow Receivable	—	—	8,870	8,870
U.S. Treasury obligations	—	34,961	—	34,961
Total Investments, net	$7,911	$34,961	$372,878	$415,750

	October 31, 2015
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$138,471	$138,471
Common Stock	7,645	—	7,953	15,598
Preferred Stock	—	—	149,026	149,026
Warrants	—	—	1,661	1,661
Common Equity Interest	—	—	69,677	69,677
LP Interest of the PE Fund	—	—	21,940	21,940
GP Interest of the PE Fund	—	—	552	552
LLC Interest	—	—	3,992	3,992
Guarantee	—	—	(41)	(41)
Escrow Receivable	—	—	293	293
U.S. Treasury Obligations	—	89,682	—	89,682
Total Investments, net	$7,645	$89,682	$393,524	$490,851

A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.  Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur.  During the six month period ended April 30, 2016 and the year ended October 31, 2015, there were no transfers in and out of Level 1 or 2.

The following tables set forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the six month period ended April 30, 2016, and April 30, 2015 (in thousands):

	Balances, November 1, 2015	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, April 30, 2016	Total Loss for the Year Included in Earnings Attibutable to the Change in Unrealized Appreciation (Depreciation) on Investments held as of April 30, 2016
Senior/Subordinated Loans and credit facilities	$138,471	$(6,526)	$7,593	$(5,339)	$36,818	$(19,764)	$—	$151,253	$(12,782)
Common Stock	7,953	(15,764)	15,764	133	3,081	—	—	11,167	(6,647)
Preferred Stock	149,026	(14,711)	14,088	3,413	—	(37,907)	—	107,083	62,862
Warrants	1,661	(1,111)	1,111	(113)	393	—	—	1,941	929
Common Equity Interest	69,677	—	—	(6,878)	1,599	—	—	64,398	(70,575)
LP Interest of the PE Fund	21,940	—	—	1,669	—	—	—	23,609	9,771
GP Interest of the PE Fund	552	—	—	41	—	—	—	593	240
LLC Interest	3,992	—	—	—	—	—	—	3,992	456
Guarantees	(41)	—	—	13	—	—	—	(28)	(28)
Escrow Receivable	293	(1,108)	—	—	11,014	(1,329)	—	8,870	—
Total	$393,524	$(39,220)	$38,556	$(13,887)	$52,905	$(59,000)	$—	$372,878	$(15,774)

	Balances, November 1, 2014	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, April 30, 2015	Total Loss for the Year Included in Earnings Attibutable to the Change in Unrealized Appreciation (Depreciation) on Investments held as of April 30, 2015
Senior/Subordinated Loans and credit facilities	$129,129	$(2,165)	$2,165	$(5,513)	$40,789	$(28,901)	$—	$135,504	$(10,848)
Common Stock	24,547	—	—	193	534	—	—	25,274	(13,273)
Preferred Stock	160,459	—	—	(9,422)	2,265	—	—	153,302	56,463
Warrants	713	—	—	409	—	—	—	1,122	11
Common Equity Interest	98,606	—	—	(12,359)	—	—	—	86,247	(55,476)
LP Interest	19,969	—	—	(145)	—	—	—	19,824	5,986
GP Interest	504	—	—	(4)	—	—	—	500	147
LLC Interest	3,992	—	—	—	—	—	—	3,992	456
Guarantees	(67)	—	—	—	—	—	—	(67)	(67)
Total	$437,852	$(2,165)	$2,165	$(26,841)	$43,588	$(28,901)	$—	$425,698	$(16,601)

(1)	Included in net realized gain (loss) on investments in the Consolidated Statements of Operations.
(2)

Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities disposed of during the six month period ended April 30, 2016 and April 30, 2015, respectively.

(3)	Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities held at April 30, 2016 and April 30, 2015, respectively.
(4)

Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for new securities. For the six month periods ended April 30, 2016 and April 30, 2015, a total of approximately $4.8 million and $1.0 million, respectively, of PIK interest and dividends and amortization of discounts and fees are included.

(5)	Includes decreases in the cost basis of investments resulting from principal repayments or sales.

In accordance with ASU 2011-04, the following tables summarize information about the Company’s Level 3 fair value measurements as of April 30, 2016 and October 31, 2015 (in thousands):

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range				Weighted
	4/30/2016	Valuation technique	Unobservable input	Low		High		average (a)

Common Stock (c) (d)	$11,167	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		86.0%		7.5%
			Real Estate Appraisals	N/A		N/A		N/A

		Income Approach	Discount Rate	16.5%		30.0%		18.1%

		Market Approach	Revenue Multiple	1.6	x	1.6	x	1.6	x
			EBITDA Multiple	4.7	x	4.7	x	4.7	x
			Forward EBITDA Multiple	3.5	x	7.0	x	5.9	x

Senior/Subordinated loans and credit facilities (b) (d)	$151,253	Market Approach	EBITDA Multiple	5.0	x	6.0	x	5.1	x
			Forward EBITDA Multiple	3.5	x	7.0	x	4.2	x

		Income Approach	Required Rate of Return	10.5%		22.0%		15.4%
			Discount Rate	16.5%		16.5%		16.5%

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A

LP Interest (e)	$23,609	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		0.0%		0.0%

GP Interest (e)	$593	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		0.0%		0.0%

LLC Interest	$3,992	Market Approach	EBITDA Multiple	6.0	x	6.0	x	6.0	x

Common Equity Interest	$64,398	Market Approach	Revenue Multiple	2.0	x	2.0	x	2.0	x
			EBITDA Multiple	4.9	x	5.5	x	5.0	x
			Forward EBITDA Multiple	7.0	x	7.0	x	7.0	x

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A
			Discount to Net Asset Value	0.0%		0.0%		0.0%

		Income Approach	Discount Rate	15.9%		17.3%		16.4%
			Perpetual Growth Rate of Free Cash Flow	3.0%		3.0%		3.0%

Preferred Stock (c)	$107,083	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		0.0%		0.0%
			Real Estate Appraisals	N/A		N/A		N/A

		Market Approach	Revenue Multiple	1.6	x	1.6	x	1.6	x
			EBITDA Multiple	5.0	x	5.0	x	5.0	x
			% of AUM	0.54%		0.54%		0.54%
			Illiquidity Discount	30.0%		30.0%		30.0%
			Multiple of Book Value	1.0	x	1.0	x	1.0	x
			EBT Multiple	14.5	x	14.5	x	14.5	x

		Income Approach	Discount Rate	16.1%		16.1%		16.1%
			Perpetual Growth Rate of Free Cash Flow	2.5%		2.5%		2.5%

Warrants	$1,941	Market Approach	Discount to Enterprise Value of Joint Venture	0.0%		0.0%		0.0%
			EBITDA Multiple	6.0	x	6.0	x	6.0	x

		Income Approach	Discount Rate	12.9%		12.9%		12.9%
			Perpetual Growth Rate of Free Cash Flow	2.0%		2.0%		2.0%

Guarantees	$(28)	Income Approach	Discount Rate	7.3%		7.3%		7.3%

Escrows	$8,870	Adjusted Net Asset Approach	Discount to Net Asset Value	5.0%		5.0%		5.0%

		Income Approach	Discount Rate	20.0%		20.0%		20.0%

Total	$372,878

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

(e) Practical expedient is used utilizing the net asset valuations provided by the GP

* The above table excludes certain investments whose fair value is zero due to certain specific situations at the portfolio company level.

NM - Not Meaningful

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range				Weighted
	10/31/2015	Valuation technique	Unobservable input	Low		High		average (a)

Common Stock (c) (d)	$7,953	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		0.0%		0.0%
			Real Estate Appraisals	N/A		N/A		N/A

		Income Approach	Discount Rate	15.0%		30.0%		29.9%

		Market Approach	Revenue Multiple	2.0	x	2.0	x	2.0	x
			EBITDA Multiple	4.7	x	4.7	x	4.7	x
			Forward EBITDA Multiple	7.0	x	7.0	x	7.0	x
			Discount to Letter of Intent	2.4%		2.4%		2.4%

Senior/Subordinated loans and credit facilities (b) (d)	$137,462	Market Approach	EBITDA Multiple	5.0	x	6.0	x	5.1	x
			Forward EBITDA Multiple	7.0	x	7.0	x	7.0	x

		Income Approach	Required Rate of Return	10.3%		35.0%		15.6%
			Discount Rate	14.9%		14.9%		14.9%
			Perpetual Growth Rate of Free Cash Flow	2.0%		2.0%		2.0%

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A

LP Interest (e)	$21,940	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		0.0%		0.0%

GP Interest (e)	$552	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		0.0%		0.0%

LLC Interest	$3,992	Market Approach	EBITDA Multiple	6.0	x	6.0	x	6.0	x

Common Equity Interest	$69,677	Market Approach	Revenue Multiple	2.0	x	2.0	x	2.0	x
			Forward EBITDA Multiple	7.0	x	7.0	x	7.0	x
			EBITDA Multiple	5.5	x	5.6	x	5.6	x
			Multiple of Book Value	1.0	x	1.0	x	1.0	x

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A

		Income Approach	Discount Rate	13.0%		15.9%		15.6%
			Perpetual Growth Rate of Free Cash Flow	3.0%		3.0%		3.0%

Preferred Stock (c)	$149,026	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		0.0%		0.0%
			Real Estate Appraisals	N/A		N/A		N/A

		Market Approach	Revenue Multiple	2.0	x	2.0	x	2.0	x
			EBITDA Multiple	5.0	x	5.0	x	5.0	x
			% of AUM	0.82%		0.82%		0.82%
			Illiquidity Discount	30.0%		30.0%		30.0%
			Multiple of Book Value	1.0	x	1.0	x	1.0	x
			EBT Multiple	20.7	x	20.7	x	20.7	x
			Discount to Letter of Intent	2.4%		2.4%		2.4%

		Income Approach	Discount Rate	15.0%		15.9%		15.9%
			Perpetual Growth Rate of Free Cash Flow	2.5%		2.5%		2.5%

Warrants	$2,670	Market Approach	Discount to Enterprise Value of Joint Venture	0.0%		0.0%		0.0%

Guarantees	$(41)	Income Approach	Discount Rate	7.3%		7.3%		7.3%

Escrows	$293	Income Approach	Discount Rate	5.0%		5.0%		5.0%

Total	$393,524

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

For the Six Month Period Ended April 30, 2016

During the six month period ended April 30, 2016, the Company made four new investments, committing capital totaling approximately $23.8 million.  The investments were made in Somotra NV (“Somotra”) ($1.7 million), Pride Engineering, LLC (“Pride”) ($5.1 million), Dukane IAS, LLC (“Dukane”) ($7.0 million) and Quantum Plastics, LLC (“Quantum”) ($10.0 million).

During the six month period ended April 30, 2016, the Company made 4 follow-on investments in 3 existing portfolio companies totaling approximately $4.2 million.  On November 20, 2015 and December 3, 2015, the Company invested an additional $538,000 and $1.1 million, respectively, in MVC Automotive Group GmbH (“MVC Automotive”) common equity.  On January 4, 2016, the Company loaned an additional $1.5 million to Legal Solutions Holdings, Inc. (“Legal Solutions”), which increased the senior subordinated loan to approximately $10.2 million. On February 1, 2016, the Company loaned an additional $1.1 million to Thunderdome Restaurants, LLC (“Thunderdome”), which increased the second lien loan to approximately $3.0 million.

On November 3, 2015, The Results Companies, LLC (“Results Companies”) repaid its loan in full totaling approximately $10.0 million, including all accrued interest.

On December 22, 2015, the Company realized a loss of approximately $1.5 million due to the dissolution of Biovation Holdings, Inc. (“Biovation”).

On December 24, 2015, the Company realized losses of approximately $5.5 million on Inland Environmental & Remediation LP (“Inland”) senior secured loan and $713,000 on its warrants as part of Inland’s restructuring.  As part of the restructuring, the Company received a $6.0 million senior secured loan from MVC Environmental, Inc. (“MVC Environmental”) , a holding company formed by the Company that owns and operates intellectual property and environmental service facilities for oil and gas waste recycling related to Inland, and received 950 of its common shares.  The loan bears annual interest of 9% and matures on December 22, 2020.

On December 31, 2015, the Company completed the sale of Ohio Medical Corporation (“Ohio Medical”) through an asset sale.  The Company expects gross proceeds of approximately $40.0 million, including fees, which results in a realized loss of approximately $30.5 million. At the time of closing, the Company received cash proceeds of approximately $29.0 million, which included $2.3 million in monitoring and closing fees, and anticipates receiving an additional $11.0 million, assuming the full receipt of all escrow proceeds scheduled for various periods, with the final release of payment scheduled for 18 months from the closing.  The Company has received approximately $1.3 million in escrow proceeds as of April 30, 2016.  The fair value of the escrow as of April 30, 2016 was approximately $8.6 million.

On March 7, 2016, the Company received a $10.0 million dividend from U.S. Gas & Electric, Inc. (“U.S. Gas”).

On April 18, 2016, Somotra repaid its loan in full totaling approximately $1.7 million, including all accrued interest.

During the six month period ended April 30, 2016, the Company received distributions totaling approximately $97,000 from the PE Fund that was recorded as dividend income.

During the six month period ended April 30, 2016, Thunderdome made principal payments totaling approximately $51,000 on its second lien loan.  The Company subsequently loaned Thunderdome an additional $1.1 million.  The balance of the loan at April 30, 2016 was $3.0 million.

During the quarter ended January 31, 2016, the Valuation Committee increased the fair value of the Company’s investments in: Foliofn, Inc. (“Foliofn”) preferred stock by $34,000, Turf Products, LLC (“Turf”) loan by approximately $19,000 and guarantee by approximately $6,000, RuMe Inc. (“RuMe”) series C preferred stock by $630,000 and series B-1 preferred stock by $160,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $947,000, NPWT Corporation (“NPWT”) preferred stock by $4,000, Centile Holdings B.V. (“Centile”) equity interest by $260,000, Argi-Carrier Group, Inc. (“Agri-Carriers”) loan by approximately $108,000, RX loan by approximately $409,000 and U.S. Spray Drying Holding Company (“SCSD”) common stock by $750,000.  In addition, increases in the cost basis and fair value of the loans to Biogenic Reagents (“Biogenic”), Custom Alloy Corporation (“Custom Alloy”), Morey’s Seafood International, LLC (“Morey’s”), Vestal Manufacturing Enterprises, Inc. (“Vestal”), Agri-Carriers, RX, Legal Solutions, MVC Environmental, Inc. and U.S. Gas & Electric, Inc. (“U.S. Gas”) were due to the capitalization of PIK interest totaling $3,337,651.  The Valuation Committee also decreased the fair value of the Company’s investments in: Custom Alloy second lien and unsecured loans by a total of approximately $2.4 million, MVC Automotive equity interest by approximately $27,000, Security Holdings B.V. (“Security Holdings”) equity interest by approximately $4.6 million, SGDA Europe B.V. (“SGDA Europe”) equity interest by approximately $2.9 million, SIA Tekers Invest (“Tekers”) common stock by $35,000, JSC Tekers Holdings (“JSC Tekers”) preferred stock by approximately $740,000 and common stock by $4,000, Biovation Acquisition Co. (“BAC”) common stock by approximately $38,000, Biogenic warrant and senior convertible note by a total of approximately $35,000, Morey’s second lien loan by approximately $1.1 million, Legal Solutions loan by approximately $310,000 and the Ohio Medical escrow by approximately $1.3 million that was recorded as a realized loss.

During the quarter ended April 30, 2016, the Valuation Committee increased the fair value of the Company’s investments in: Security Holdings equity interest by $911,000, RuMe series B-1 preferred stock by approximately $347,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $763,000, JSC Tekers preferred stock by approximately $575,000, Centile equity interest by $281,000, Morey’s loan by approximately $51,000, Custom Alloy unsecured loan by approximately $50,000, Turf guarantee by approximately $6,000 and the Initials, Inc. (“Initials”) loan by approximately $2,000.  The Valuation Committee also increased the Ohio Medical escrow by approximately $177,000 that was recorded as a realized gain.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, Vestal, Agri-Carriers, RX, Legal Solutions, MVC Environmental, Inc., Dukane and U.S. Gas were due to the capitalization of PIK interest totaling $1,495,179.  The Valuation Committee also decreased the fair value of the Company’s investments in: Custom Alloy second lien loan by approximately $1.5 million, RuMe series C preferred stock by approximately $203,000 and common stock by approximately $144,000, Foliofn preferred stock by approximately $254,000, MVC Automotive equity interest by approximately $506,000, SGDA Europe equity interest by approximately $219,000, Tekers common stock by $266,000, Turf loan by approximately $138,000, U.S. Gas preferred stock series I by $3.9 million, BAC common stock by approximately $92,000, Biogenic warrant and senior convertible note by a total of approximately $136,000, Advantage Insurance Holdings LTD (“Advantage”) preferred stock by approximately $67,000, MVC Environmental common stock by $38,000, Agri-Carriers loan by approximately $133,000, RX loan by approximately $179,000 and Legal Solutions loan by approximately $91,000.

During the six month period ended April 30, 2016, the Valuation Committee increased the fair value of the Company’s investments in: Turf guarantee by approximately $12,000, RuMe series C preferred stock by $427,000 and series B-1 preferred stock by $507,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.7 million, NPWT preferred stock by $4,000, Centile equity interest by $541,000, RX loan by approximately $230,000, Initials loan by approximately $2,000 and SCSD common stock by $750,000.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, Vestal, Agri-Carriers, RX, Legal Solutions, MVC Environmental, Inc., Dukane and U.S. Gas were due to the capitalization of PIK interest totaling $4,832,830.  The Valuation Committee also decreased the fair value of the Company’s investments in: Custom Alloy second lien and unsecured loans by a total of approximately $3.9 million, Foliofn preferred stock by approximately $220,000, MVC Automotive equity interest by approximately $533,000, RuMe common stock by approximately $144,000, SGDA Europe equity interest by approximately $3.2 million, Tekers common stock by $301,000, Turf loan by approximately $119,000, U.S. Gas preferred stock series I by $3.9 million, Security Holdings equity interest by $3.7 million, JSC Tekers preferred stock by approximately $165,000 and common stock by $4,000, Biogenic warrant and senior convertible note by a total of approximately $171,000, Morey’s loan by approximately $1.1 million, Agri-Carriers loan by approximately $25,000, Legal Solutions loan by approximately $401,000, BAC common stock by approximately $130,000, Advantage preferred stock by approximately $67,000, MVC Environmental common stock by $38,000 and the Ohio Medical escrow by approximately $1.1 million that was recorded as a realized loss.

At April 30, 2016, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $371.9 million with a cost basis of $389.8 million.  At April 30, 2016, the fair value and cost basis of investments made by the Company’s former management team pursuant to the prior investment objective (“Legacy Investments”) was $5.4 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $366.5 million and $366.0 million, respectively.  At October 31, 2015, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $400.9 million with a cost basis of $443.7 million.  At October 31, 2015, the fair value and cost basis of portfolio investments of the Legacy Investments was $5.6 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $395.3 million and $419.9 million, respectively.

For the Fiscal Year Ended October 31, 2015

During the fiscal year ended October 31, 2015, the Company made eight new investments, committing capital totaling approximately $58.1 million.  The investments were made in RX ($10.3 million), Agri-Carriers ($11.8 million), Legal Solutions ($8.7 million), Results Companies ($9.0 million), Vestal ($6.5 million), Thunderdome ($2.0 million), Initials ($4.8 million) and United States Technologies, Inc. (“U.S. Technologies”) ($5.0 million).

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

On April 20, 2015, BAC credit purchased the assets of Biovation Holdings, Inc. (“Biovation”).  The Company received 90 shares of class B non-voting common stock in BAC as part of the transaction and realized a loss on Biovation of approximately $2.2 million.

On May 1, 2015, the Company sold 2,893 shares of common stock in Ohio Medical for a nominal amount resulting in no realized gain or loss.

On May 29, 2015, the Company sold its 81,000 shares of common stock in Vestal receiving total proceeds of approximately $17.9 million resulting in a realized gain of approximately $15.0 million.  The total proceeds include a $1.0 million dividend and assumes full receipt of the escrow proceeds.  The $600,000 senior subordinated loan was also repaid in full, including all accrued interest.  As part of the transaction, the Company reinvested approximately $6.3 million in the form of a subordinated loan, $250,000 for 5,610 shares of common stock and a warrant with no cost. The loan has an interest rate of 15% and matures on November 28, 2021.

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

During the quarter ended January 31, 2015, the Valuation Committee increased the fair value of the Company’s investments in: Foliofn preferred stock by $109,000, Turf loan by approximately $2,000, RuMe series C preferred stock by $800,000 and series B-1 preferred stock by $200,000, Advantage preferred stock by $20,000, Biogenic warrant and senior convertible note by a net total of approximately $28,000 and SCSD common stock by $387,000.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, and U.S. Gas were due to the capitalization of PIK interest totaling $436,878.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.1 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in: MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $759,000, Custom Alloy second lien loan by approximately $84,000, NPWT common stock by $2,000 and preferred stock by $36,000, Tekers common stock by $170,000, PrePaid Legal loan by $100,000, Centile equity interest by $538,000, Biovation loan by approximately $716,000, Velocitius equity interest by approximately $1.1 million, Security Holdings equity interest by $1.1 million, JSC Tekers preferred stock by approximately $599,000, MVC Automotive equity interest by approximately $5.9 million, SGDA Europe equity interest by approximately $749,000 and Inland warrant by approximately $713,000.

During the quarter ended April 30, 2015, the Valuation Committee increased the fair value of the Company’s investments in: MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $610,000, Turf loan by approximately $2,000, JSC Tekers preferred stock by $5,000, Biogenic warrant and senior convertible note by a total of approximately $852,000, MVC Automotive equity interest by $246,000 and RuMe series C preferred stock by approximately $558,000 and series B-1 preferred stock by $142,000.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, and U.S. Gas were due to the capitalization of PIK interest totaling $501,906.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.2 million due to a PIK distribution, which was treated as a return of capital. The Valuation Committee also decreased the fair value of the Company’s investments in: Custom Alloy second lien loan by approximately $11,000, Foliofn, Inc. preferred stock by $82,000, NPWT common stock by $1,000 and preferred stock by $12,000, Tekers common stock by $21,000, Centile equity interest by $98,000, Morey’s second lien loan by approximately $253,000, Advantage preferred stock by approximately $28,000, Velocitius equity interest by $899,000, Biovations loan by approximately $2.7 million, SGDA Europe equity interest by approximately $1.3 million, Security Holdings equity interest by $850,000, Ohio Medical series A preferred stock by $10.5 million and the Inland loan by approximately $1.4 million.

During the quarter ended July 31, 2015, the Valuation Committee increased the fair value of the Company’s investments in: RuMe series C preferred stock by approximately $198,000 and series B-1 preferred stock by approximately $53,000, Custom Alloy second lien loan by approximately $191,000, Turf guarantee by approximately $19,000, Centile equity interest by $48,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $751,000 and Advantage preferred stock by approximately $302,000.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, Vestal and U.S. Gas were due to the capitalization of PIK interest totaling $525,997.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.2 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in: Foliofn, Inc. preferred stock by $383,000, NPWT preferred stock by $1,000, Tekers common stock by $117,000, Turf loan by approximately $2,000, Vestal escrow by approximately $15,000, BAC common stock by approximately $167,000, Biogenic warrant and senior convertible note by a net total of approximately $2,000, Morey’s second lien loan by approximately $753,000, Inland loan by $10.0 million, Velocitius equity interest by approximately $774,000, JSC Tekers preferred stock by $35,000, SGDA Europe equity interest by approximately $1.1 million, Ohio Medical series A preferred stock by $6.0 million, MVC Automotive equity interest by $616,000 and Security Holdings equity interest by $2.0 million.

During the quarter ended October 31, 2015, the Valuation Committee increased the fair value of the Company’s investments in: Turf loan and guarantee by a total of approximately $5,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.4 million, Foliofn, Inc. preferred stock by $59,000, NPWT preferred stock by $4,000, Centile equity interest by $249,000, Inland loan by $5.0 million and RuMe series C preferred stock by approximately $626,000 and series B-1 preferred stock by approximately $184,000.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, Vestal and U.S. Gas were due to the capitalization of PIK interest totaling $801,815.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.2 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in: Biogenic warrant and senior convertible note by a net total of approximately $76,000, Tekers common stock by $575,000, Custom Alloy second lien loan by approximately $249,000, Morey’s second lien loan by approximately $922,000, JSC Tekers preferred stock by $483,000, Security Holdings equity interest by $1.3 million, SGDA Europe equity interest by approximately $830,000, BAC common stock by approximately $62,000, Ohio Medical series A preferred stock by $1.2 million and MVC Automotive equity interest by $4.6 million.

During the fiscal year ended October 31, 2015 the Valuation Committee increased the fair value of the Company’s investments in: Turf loan and guarantee by a total of approximately $25,000, Biogenic warrant and senior convertible note by a total of approximately $802,000, SCSD common stock by $387,000, Advantage preferred stock by approximately $294,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $2.0 million and RuMe series C preferred stock and series B-1 preferred stock by a total of approximately $2.8 million.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, Vestal and U.S. Gas were due to the capitalization of PIK interest totaling $2,266,596.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $4.7 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in: Foliofn, Inc. preferred stock by $297,000, NPWT common stock by $3,000 and preferred stock by $45,000, Tekers common stock by $883,000, PrePaid Legal loan by $100,000, Centile equity interest by $339,000, BAC common stock by approximately $229,000, Vestal escrow by approximately $15,000, Biovations loan by approximately $3.4 million, Morey’s second lien loan by approximately $1.9 million, Velocitius equity interest by $2.8 million, JSC Tekers preferred and common stock by a combined $1.1 million, Security Holdings equity interest by $5.3 million, SGDA Europe equity interest by approximately $4.0 million, Custom Alloy second lien loan by approximately $153,000, Ohio Medical series A preferred stock by $17.7 million, MVC Automotive equity interest by $10.9 million and Inland warrant by approximately $713,000 and loan by approximately $6.4 million.

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

9. Commitments and Contingencies

Commitments to Portfolio Companies:

At April 30, 2016 and October 31, 2015, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at April 30, 2016
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Portfolio Company	Amount Committed	Amount Funded at October 31, 2015
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Guarantees:

At April 30, 2016 and October 31, 2015, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at April 30, 2016
MVC Automotive	$7.2 million	—
Turf	$1.0 million	—
Total	$8.2 million	—

Guarantee	Amount Committed	Amount Funded at October 31, 2015
MVC Automotive	$7.2 million	—
Turf	$1.0 million	—
Total	$8.2 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At April 30, 2016, the Valuation Committee estimated the fair values of the guarantee obligations noted above to be approximately -$28,000 or negative $28,000.

These guarantees are further described below, together with the Company’s other commitments.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  Overtime, Erste Bank, the bank extending the mortgage to MVC Automotive, increased the amount of the mortgage. As such, the balance of the guarantee as of April 30, 2016 is approximately 6.3 million Euro (equivalent to approximately $7.2 million).

The Company guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank, which had a fair value of -$28,000 or negative $28,000 as of April 30, 2016.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  The investment period related to the PE Fund has ended.  Additional capital may be called for follow-on investments in existing portfolio companies of the PE

Fund or to pay operating expenses of the PE Fund.  As of April 30, 2016, $14.6 million of the Company’s commitment has been contributed.

On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is related to a project guarantee by AB DnB NORD bankas to Security Holdings B.V., a portfolio company investment, and was classified as restricted cash equivalents on the Company’s Consolidated Balance Sheets.  The Euro letter of credit was equivalent to approximately $5.5 million at October 31, 2015.  During the six month period ended April 30, 2016, the Euro letter of credit was released and is no longer collateralized by the Company and released from restricted cash.

During the six month period ended April 30, 2016, the Company agreed to cash collateralize a $500,000 working capital line of credit for MVC Environmental provided by Branch Banking and Trust Company (“BB&T”).

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

On May 3, 2013, the Company sold approximately $33.9 million of additional Senior Notes in a direct offering.  The additional Senior Notes will also mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Notes bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  As of April 30, 2016, the total outstanding amount of the Senior Notes was approximately $114.4 million with a market value of approximately $110.7 million. The market value of the Senior Notes is based on the closing price of the security as of April 30, 2016 on the New York Stock Exchange (NYSE:MVCB).

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with BB&T. On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  On December 1, 2015, Credit Facility II was renewed and will now expire on May 31, 2016, at which time all outstanding amounts under it will be due and payable.  At October 31, 2015, the balance of Credit Facility II was $90.0 million.  During the six month period ended April 30, 2016, the Company’s net repayments on Credit Facility II were $55.0 million, resulting in an outstanding balance of $35.0 million at April 30, 2016.  Credit Facility II is used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 100 basis points.  In addition, the Company is also subject to a 20 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid closing fees, legal and other costs associated with these transactions.  These costs will be amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.  The Company received waivers from BB&T with respect to the delivery of financial reports required under Credit Facility II, due to the Company’s delayed filing of its annual and quarterly reports.

On December 30, 2014, the Company entered into a 6 month, $25.0 million bridge loan (“Bridge Loan”) with Firstrust Bank.  Prior to maturity, the Bridge Loan was extended to December 31, 2015.  At October 31, 2015, the balance of the Bridge Loan was $8.0 million.  During the six month period ended April 30, 2016, the Bridge Loan was repaid in full.  On December 9, 2015, the Bridge Loan was replaced with Credit Facility III (as described below).  Borrowings under the Bridge Loan bore interest at 5%.  The Company paid closing fees, legal and other costs associated with the transaction.  These costs were amortized over the life of the Bridge Loan.  The Company received extensions from Firstrust Bank as to the delivery of financial reports required under the Amended and Restated Loan Agreement, due to the Company’s delayed quarterly filings.

On December 9, 2015, the Company entered into a three-year, $50 million revolving borrowing base credit facility (“Credit Facility III”) with Santander Bank N.A. as a lender and lead agent and Wintrust Bank as a lender and syndication agent.  As of April 30, 2016, there was no amount outstanding on Credit Facility III.  Credit Facility III can, under certain conditions, be increased up to $85 million.  The new facility bears an interest rate of LIBOR plus 3.75% or the prime rate plus 1% (at the Company’s option), and includes a 1% closing fee of the commitment amount and a 0.75% unused fee.  The compensating balance for the revolving credit facility is $10.0 million.  The Company received extensions from Santander Bank N.A. related to its delayed quarterly filings.

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

On various dates, TTG Advisers and the Company entered into annual agreements to extend the expense cap of 3.5% to the 2011, 2012, 2013 and 2014 fiscal years (“Expense Limitation Agreement”).  The Company and the Adviser agreed to continue the expense cap into fiscal year 2015, though they modified the methodology so that the cap was applied to limit the Company’s ratio of expenses to total assets less cash (the “Modified Methodology”), consistent with the asset level used to calculate the base management fee. (The expenses covered by the cap remain unchanged.)  On October 29, 2015, the Board approved the renewal of the Advisory Agreement for the 2016 fiscal year. Further, the Adviser agreed to waive a portion of the base management fee so that it is reduced to 1.50% for fiscal year 2016. In addition, the Adviser agreed to waive $1 million of any incentive fee on capital gains if and when payable to the Adviser under the Advisory Agreement.  In March 2016, the Adviser agreed to modify its prior agreement to waive, effective November 1, 2015, the first $1.0 million of capital gains incentive fee due under the Advisory Agreement, such that the $1.0 million waiver of incentive fee would be applied to any incentive fee due under the agreement, whether it is a capital gains incentive fee or net operating income incentive fee.  Furthermore, the Company and the Adviser agreed to reduce the expense cap for fiscal 2016 to 3.25% under the Modified Methodology.  The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2010 through 2016, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement for its allocable portion of the compensation payable to certain officers of the Company, which may not exceed $200,000 per year in the aggregate (the “Voluntary Waiver”).  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund.  The PE Fund has closed on approximately $104 million of capital commitments.  The Company’s Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company’s ability to make additional investments that represent more than 5% of its total assets or more than 10% of the outstanding voting securities of the issuer (“Non-Diversified Investments”) through the PE Fund. As previously disclosed, the Company is restricted in its ability to make Non-Diversified Investments.  For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25% of all management fees and other fees paid by the PE Fund and its portfolio companies and up to 30% of the carried interest generated by the PE Fund.  Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund.  In exchange for providing those services, and pursuant to the Board of Directors’ authorization and direction, TTG Advisers is entitled to receive the balance of the fees generated by the PE Fund and its portfolio companies and a portion of any carried interest generated by the PE Fund.  Given this separate arrangement with the GP and the PE Fund (the “PM Agreement”), under the terms of the Company’s Advisory Agreement with TTG Advisers, TTG Advisers is not entitled to receive from the Company under its Advisory Agreement a management fee or an incentive fee on assets of the Company that are invested in the PE Fund. However, the Company’s limited partnership interest and GP interest in the PE Fund are subject to the PE Fund’s annual management fee, a portion of which, as described above, is retained by the Company and not paid out to TTG Advisers as portfolio manager of the PE Fund.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  Previously, MVC Partners was presented as a Portfolio Company on the Consolidated Schedules of Investments.  The consolidation of MVC Partners has not had any material effect on the financial position or net results of operations of the Company.  There are additional disclosures resulting from this consolidation.

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

At October 31, 2015, the provision for estimated incentive compensation was approximately $5.0 million.  During the six month period ended April 30, 2016, this provision for incentive compensation was decreased by a net amount of approximately $2.1 million to approximately $2.9 million.  The net decrease in the provision for incentive compensation during the six month period ended April 30, 2016 primarily reflects the Valuation Committee’s determination to decrease the fair values of sixteen of the Company’s portfolio investments (Custom Alloy, MVC Automotive, Security Holdings, SGDA Europe, Tekers, JSC Tekers, Biogenics, Morey’s, Turf, U.S. Gas, Advantage, MVC Environmental, BAC, Agri-Carriers, Ohio Medical and Legal Solutions) by a total of approximately $18.8 million.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of seven of the Company’s portfolio investments (NPWT, Equus, Centile, RuMe, SCSD, Initials and RX) by a total of approximately $2.6 million.  For the six month period ended April 30, 2016, no incentive compensation was paid.  Also, for the quarter ended April 30, 2016, a $2.1 million provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income exceeded the hurdle rate.  In March 2016, the Adviser agreed to modify its prior agreement to waive, effective November 1, 2015, the first $1.0 million of capital gains incentive fee due under the Advisory Agreement, such that the $1.0 million waiver of incentive fee would be applied to any incentive fee due under the agreement, whether it is a capital gains incentive fee or net operating income incentive fee.  As such, a $1.0 million incentive fee waiver was recorded during the quarter ended April 30, 2016 resulting in a net $1.1 million provision being recorded for the net operating income portion of the incentive fee.

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

12. Tax Matters

On October 31, 2015, the Company did not have a net capital loss carryforward. The Company had approximately $18.4 million in unrealized losses associated with Legacy Investments as of April 30, 2016.

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the six month period ended April 30, 2016, the Company did not incur any interest or penalties.  Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS.  The fiscal years 2011 through 2015 for the Company and MVCFS remain subject to examination by the IRS.

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

For the Quarter Ended April 30, 2016

On April 15, 2016, the Company’s Board of Directors declared a dividend of $0.135 per share.  The dividend was paid on April 29, 2016 to shareholders of record on April 25, 2016 and totaled approximately $3.1 million.

During the quarter ended April 30, 2016, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 8,337 shares of our common stock at an average price of $7.55, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

SHARE REPURCHASE PROGRAM

On April 3, 2013 the Company’s Board of Directors authorized an expanded share repurchase program to opportunistically buy back shares in the market in an effort to narrow the market discount of its shares.  The previously authorized $5 million limit has been eliminated.  Under the repurchase program, shares may be repurchased from time to time at prevailing market prices. The repurchase program does not obligate the Company to acquire any specific number of shares and may be discontinued at any time.  There were no repurchases made during the six month period ended April 30, 2016 and the fiscal year ended October 31, 2015.

14. Segment Data

The Company’s reportable segments are its investing operations as a business development company, MVC Capital, which includes MVC Cayman and MVC Turf.  MVCFS, a wholly-owned subsidiary that provides advisory, administrative and other services to the Company and its portfolio companies, is also included.

The following table presents book basis segment data for the six month period ended April 30, 2016:

	MVC	MVCFS	Consolidated

Interest and dividend income	$20,382,712	$3,659	$20,386,371
Fee income	—	2,812,055	2,812,055
Fee income - asset management	—	746,758	746,758

Total operating income	20,382,712	3,562,472	23,945,184

Total operating expenses	6,863,955	3,796,160	10,660,115
Less: Waivers by Adviser	(1,404,734)	(654,601)	(2,059,335)
Total net operating expenses	5,459,221	3,141,559	8,600,780

Net operating income before taxes	14,923,491	420,913	15,344,404

Tax expense	—	878	878
Net operating income	14,923,491	420,035	15,343,526

Net realized loss on investments	(39,356,458)	—	(39,356,458)
Net unrealized appreciation on investments	25,027,021	40,951	25,067,972

Net increase in net assets resulting from operations	$594,054	$460,986	$1,055,040

15. Significant Subsidiaries

We have determined that for the six month period ended April 30, 2016, MVC Automotive, Equus, RuMe and Tekers, unconsolidated portfolio companies, have met the conditions of a significant subsidiary.  During the six month period ended April 30, 2016, the Company sold its investment in Ohio Medical and it is no longer an investment of the Company as of April 30, 2016, and as a result only March 31, 2015 financial information is included below.  The financial information presented below includes summarized balance sheets as of March 31, 2016 (the last fiscal quarter-end prior to April 30, 2016 for each of these companies) and March 31, 2015 and income statements for the period October 1, 2015 to March 31, 2016 and October 1, 2014 to March 31, 2015.  The financial information below is based on unaudited financial statements and has been prepared and furnished by each portfolio company or derived from publicly available filings which, in any case, were not prepared by the Company.

Balance Sheet All numbers in thousands	Tekers As of March 31, 2016	RuMe As of March 31, 2016	MVC Automotive As of March 31, 2016	Tekers As of March 31, 2015	RuMe As of March 31, 2015	Ohio Medical As of March 31, 2015	MVC Automotive As of March 31, 2015
Assets:
Total current assets	$24	$2,941	$46,907	$588	$1,977	$20,554	$49,716
Tota non-current assets	1,071	576	31,187	1,083	418	100,272	30,240
Total Assets	$1,095	$3,517	$78,094	$1,671	$2,395	$120,826	$79,956
Liabilities and Sharholders Equity:
Current Liabilities	$589	$3,599	$62,850	$1,022	$961	$9,069	$58,559
Long-term liablities	—	1,068	15,581	—	1,033	47,681	18,922
Shareholders Equity	506	(1,150)	(337)	649	401	64,076	2,475
Total Liablities and Shareholders Equity	$1,095	$3,517	$78,094	$1,671	$2,395	$120,826	$79,956

Balance Sheet All numbers in thousands	Equus As of March 31, 2016	Equus As of March 31, 2015

Investments in portfolio securities at fair value	$22,522	$16,228
Cash, cash equivilents, tempory cash investments and restricted cash	29,579	18,971
Other assets	865	668
Total assets	$52,966	$35,867
Borrowing under margin account	14,999	—
Other liabilites	417	505
Total Liabilities	$15,416	$505

Net Assets	$37,550	$35,362

	RuMe	Tekers	MVC Automotive	RuMe	Tekers	Ohio Medical	MVC Automotive
	For the Period from	For the Period from	For the Period from	For the Period from	For the Period from	For the Period from	For the Period from
Income Statement	October 1, 2015 to	October 1, 2015 to	October 1, 2015 to	October 1, 2014 to	October 1, 2014 to	October 1, 2014 to	October 1, 2014 to
All numbers in thousands	March 31, 2016	March 31, 2016	March 31, 2016	March 31, 2015	March 31, 2015	March 31, 2015	March 31, 2015
Net Sales & Revenue	$6,955	$—	$87,884	$4,020	$—	$26,700	$84,299
Cost of Sales	3,883	54	79,283	2,223	57	13,717	79,892
Gross Margin	3,072	(54)	8,601	1,797	(57)	12,983	4,407
Operating Expenses	3,083	5	9,665	1,786	16	9,006	9,256
Operating Income	(11)	(59)	(1,064)	11	(73)	3,977	(4,849)
Income Tax (Benefit)	10	—	41	2	—	566	(229)
Interest Expense	37	21	836	9	40	2,272	879
Other Expenses (Income), Net	—	3	192	—	57	300	(324)
Net Income (Loss)	$(58)	$(83)	$(2,133)	$—	$(170)	$839	$(5,175)

	Equus	Equus
	For the Period from	For the Period from
Income Statement	October 1, 2015 to	October 1, 2014 to
All numbers in thousands	March 31, 2016	March 31, 2015

Investment income	$360	$580
Total expenses	1,406	2,456
Net investment loss	(1,046)	(1,876)
Net realized gain (loss)	(2)	(2,483)
Net change in unrealized appreciation (depreciation) of portfolio securities	1,100	2,641
Net change in unrealized depreciation of portfolio securities - related party	(154)	(524)
Net increase (decrease) in net assets resulting from operations	$(102)	$(2,242)

16. Subsequent Events

On May 5, 2016, the Company loaned $30,000 to Biovation in the form of a senior loan with an interest rate of 5% and a maturity date of May 5, 2021.

On May 6, 2016, RX repaid $8.0 million of principal on its loan.  In addition, RX repaid all outstanding accrued and deferred interest for a total payment of approximately $9.9 million.  As part of the transaction, which led to the repayment, RX was reorganized into FDS, Inc., a data service provider.  The Company’s outstanding $2.3 million of principal was changed to a senior loan with an interest rate of 16% and a maturity date of November 30, 2016.

On May 27, 2016, the Company repaid Credit Facility II in full, including all accrued interest.

On May 31, 2016, the Company realized a loss of approximately $1.2 million with the dissolution of NPWT.

On June 1, 2016, the Company loaned approximately $9.6 million to HTI Technology and Industries, Inc., a manufacturer of electric motor components and designer of small motor systems, in the form of a second lien note with an interest rate of 14% and a maturity date of May 21, 2018.

On June 28, 2016, the Company loaned approximately $1.7 million to MVC Automotive in the form of a bridge loan with an interest rate of 6% and a maturity date of December 31, 2016.

On June 28, 2016, the Company loaned approximately $28,000 to Tekers in the form of a bridge loan with an interest rate of 6% and a maturity date of June 27, 2017.

On June 30, 2016, the line of credit with BB&T was renewed and will now expire on February 28, 2017, at which time all outstanding amounts under it will be due and payable.  The Company is in compliance with all loan covenants related to the line of credit as of the filing of this Form 10-Q.

On July 28, 2016, the Company received a $2.5 million distribution from U.S. Gas.

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

SELECTED CONSOLIDATED FINANCIAL DATA:

Financial information for the fiscal year ended October 31, 2015 is derived from the consolidated financial statements included in the Company’s annual report on Form 10-K, which have been audited by Grant Thornton LLP, the Company’s independent registered public accounting firm. Quarterly financial information is derived from unaudited financial data, but in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments), which are necessary to present fairly the results for such interim periods.

Selected Consolidated Financial Data

	For the Six Month Period	For the Six Month Period
	April 30, 2016	April 30, 2015	Year Ended
	(Unaudited)	(Unaudited)	October 31, 2015
	(In thousands, except per share data)

Operating Data:
Interest and related portfolio income:
Interest and dividend income	$20,386	$9,075	$20,402
Fee income	2,812	524	2,048
Fee income - asset management	747	530	1,249

Total operating income	23,945	10,129	23,699

Expenses:
Management fee	3,937	4,046	7,845
Portfolio fees - asset management	373	391	767
Management fee - asset management	187	(2)	160
Administrative	2,132	2,484	5,305
Interest and other borrowing costs	5,126	5,071	10,230
Net Incentive compensation (Note 11)	(1,095)	(5,582)	(9,757)

Total operating expenses	10,660	6,408	14,550

Expense waiver by Advisor	(75)	(75)	(150)
Voluntary management fee waiver by Advisor	(984)	—	—
Voluntary incentive fee waiver by Advisor	(1,000)	—	—

Total waiver by adviser	(2,059)	(75)	(150)

Total net operating expenses	8,601	6,333	14,400

Net operating income before taxes	15,344	3,796	9,299

Tax expense, net	1	1	2

Net operating income	15,343	3,795	9,297

Net realized and unrealized (loss) gain:
Net realized gain (loss) on investments	(39,356)	(2,121)	3,700
Net unrealized (depreciation) appreciation on investments	25,068	(23,230)	(50,557)

Net realized and unrealized loss on investments	(14,288)	(25,351)	(46,857)

Net increase (decrease) in net assets resulting from operations	$1,055	$(21,556)	$(37,560)

Per Share:
Net decrease in net assets per share resulting from operations	$0.05	$(0.95)	$(1.66)
Dividends per share	$0.440	$0.270	$0.540
Balance Sheet Data:
Portfolio at value	$371,920	$434,322	$400,876
Portfolio at cost	389,813	449,629	443,717
Total assets	441,713	551,986	516,842
Shareholders’ equity	285,141	316,213	294,076
Shareholders’ equity per share (net asset value)	$12.56	$13.93	$12.95
Common shares outstanding at period end	22,703	22,703	22,703
Other Data:
Number of Investments funded in period	9	4	13
Investments funded ($) in period	$27,966	$40,137	$62,591
Repayment/sales in period	47,421	29,019	65,247
Net investment activity in period	(19,455)	11,118	(2,656)

	2016		2015				2014
	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):

Total operating income	15,855	8,090	6,046	7,524	5,273	4,856	4,325	5,016	5,862	4,613

Management fee	1,958	1,979	1,900	1,899	2,066	1,980	2,121	2,144	2,227	2,189
Portfolio fees - asset management	186	187	187	189	187	204	386	153	341	106
Management fee - asset management	86	101	85	77	(18)	16	(126)	17	231	232
Administrative	1,174	958	1,685	1,136	1,325	1,159	942	1,095	727	908
Interest, fees and other borrowing costs	2,497	2,629	2,532	2,627	2,616	2,455	2,355	2,426	2,406	2,255
Net Incentive compensation	1,135	(2,230)	(771)	(3,404)	(3,462)	(2,120)	(2,339)	568	(3,414)	435
Total waiver by adviser	(1,527)	(532)	(37)	(38)	(37)	(38)	(37)	(38)	(37)	(38)
Tax expense	1	—	—	1	1	—	—	1	—	1
Net operating income (loss) before net realized and unrealized gains	10,345	4,998	465	5,037	2,595	1,200	1,023	(1,350)	3,381	(1,475)
Net (decrease) increase in net assets resulting from operations	6,046	(4,991)	(2,045)	(13,959)	(11,813)	(9,743)	(10,614)	1,738	(12,651)	1,685
Net (decrease) increase in net assets resulting from operations per share	0.26	(0.21)	(0.10)	(0.61)	(0.52)	(0.43)	(0.46)	0.07	(0.57)	0.08
Net asset value per share	12.56	12.43	12.95	13.18	13.93	14.58	15.15	15.75	15.89	16.57

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

The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. During the fiscal year ended October 31, 2015, the Company made eight new investments and made 5 follow-on investments in 4 existing portfolio companies committing a total of approximately $62.4 million of capital to these investments.  During the six month period ended April 30, 2016, the Company made four new investments and made four follow-on investments in 3 existing portfolio companies committing capital totaling $28.0 million.

The Company’s prior investment objective was to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of April 30, 2016, approximately 1.2% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

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

OPERATING INCOME

For the Six Month Period Ended April 30, 2016 and 2015. Total operating income was $23.9 million and $10.1 million for the six month period ended April 30, 2016 and 2015, respectively, an increase of $13.8 million.

For the Six Month Period Ended April 30, 2016

Total operating income was $23.9 million for the six month period ended April 30, 2016. The increase in operating income over the same period last year was primarily due to an increase in dividend income, interest earned on loans and fee income from the Company’s portfolio companies.  The Company earned approximately $20.4 million in interest and dividend income from investments in portfolio companies.  Of the $20.4 million recorded in interest/dividend income, $10.0 million was dividend income from U.S. Gas and approximately $3.0 million was “payment in kind”/deferred interest.  The “payment in kind”/deferred interest are computed at the contractual rate specified in each investment agreement and may be added to the principal balance of each investment. The Company’s debt investments yielded annualized rates from 9.0% to 16.0%.  The Company also received fee income from asset management of the PE Fund and its portfolio companies totaling approximately $747,000 and fee income from the Company’s portfolio companies of approximately $2.8 million, of which $2.3 million was one-time fee income related to the Ohio Medical sale, totaling approximately $3.5 million in fee income.  Of the $747,000 of fee income from asset management activities, 75% of the income is obligated to be paid to TTG Advisers.  However, under the PE Fund’s agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

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

OPERATING EXPENSES

For the Six Month Period Ended April 30, 2016 and 2015.  Operating expenses, net of Voluntary Waivers, were approximately $8.6 million and $6.3 million for the six month period ended April 30, 2016 and 2015, respectively, an increase of approximately $2.3 million.

For the Six Month Period Ended April 30, 2016

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $8.6 million or 6.02% of the Company’s average net assets, when annualized, for the six month period ended April 30, 2016.  Significant components of operating expenses for the six month period ended April 30, 2016 were interest and other borrowing costs of approximately $5.1 million and management fee expense paid by the Company of approximately $3.0 million, which is net of the voluntary management fee waiver.

The approximately $2.3 million increase in the Company’s net operating expenses for the six month period ended April 30, 2016 compared to the same period in 2015, was primarily due to the approximately $3.5 million increase in the estimated provision for incentive compensation expense, which includes a $1.0 million incentive fee waiver for the six month period ended April 30, 2016 which was partially offset by approximately $984,000 voluntary management fee waiver, which decreased the net management fee expense by the same amount.  The decrease in audit and tax preparation fees for the quarter ended April 30, 2016 compared to the same period in 2015 is due to the delay in the filing of the

Annual Report on Form 10-K and the quarterly report for the period ended January 31, 2016 and the timing of the work performed by the Company’s auditors during the quarter ended April 30, 2016.  The portfolio fees - asset management are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  On October 29, 2015, the Board approved the renewal of the Advisory Agreement for the 2016 fiscal year. Further, the Adviser agreed to waive a portion of the base management fee so that it is reduced to 1.50% for fiscal year 2016. In addition, the Adviser agreed to waive $1 million of any incentive fee on capital gains if and when payable to the Adviser under the Advisory Agreement. In March 2016, the Adviser agreed to modify its prior agreement to waive, effective November 1, 2015, the first $1.0 million of capital gains incentive fee due under the Advisory Agreement, such that the $1.0 million waiver of incentive fee would be applied to any incentive fee due under the agreement, whether it is a capital gains incentive fee or net operating income incentive fee.  Furthermore, the Company and the Adviser agreed to reduce the expense cap for fiscal 2016 to 3.25% under the Modified Methodology, consistent with the asset level used to calculate the base management fee.  The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2010 through 2016, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  Under the Modified Methodology, for the quarter ended April 30, 2016, the Company’s expense ratio was 2.22%, (taking into account the same carve outs as those applicable to the expense cap).

Pursuant to the terms of the Advisory Agreement, during the six month period ended April 30, 2016, the provision for incentive compensation was decreased by a net amount of approximately $3.2 million to approximately $1.8 million.  The net decrease in the provision for incentive compensation during the six month period ended April 30, 2016 primarily reflects the Valuation Committee’s determination to decrease the fair values of sixteen of the Company’s portfolio investments (Custom Alloy, MVC Automotive, Security Holdings, SGDA Europe, Tekers, JSC Tekers, Biogenics, Morey’s, Turf, U.S. Gas, Advantage, MVC Environmental, BAC, Agri-Carriers, Ohio Medical and Legal Solutions) by a total of approximately $18.8 million.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of seven of the Company’s portfolio investments (NPWT, Equus, Centile, RuMe, SCSD, Initials and RX) by a total of approximately $2.6 million.  For the six month period ended April 30, 2016, no incentive compensation was paid.  Also, for the quarter ended April 30, 2016, a $2.1 million provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income exceeded the hurdle rate.  A $1.0 million incentive fee waiver was recorded during the quarter ended April 30, 2016 resulting in a net $1.1 million provision being recorded for the net operating income portion of the incentive fee.  Please see Note 11 of our consolidated financial statements “Incentive Compensation” for more information.

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

The approximately $2.3 million decrease in the Company’s net operating expenses for the six month period ended April 30, 2015 compared to the six month period ended April 30, 2014, was primarily due to the approximately $2.6 million decrease in the estimated provision for incentive compensation expense, which was partially offset by an increase in interest and other borrowing costs of approximately $409,000.  The portfolio fees - asset management are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  For the 2015 fiscal year, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  TTG Advisers voluntarily agreed that any assets of the Company that were invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  TTG Advisers has voluntarily agreed to waive any management fees on the Company’s assets invested in Equus common stock.  The Company and the Adviser agreed to continue the expense cap of 3.5% (on consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation, payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund and extraordinary expenses taken as a percentage of the Company’s average net assets)  in 2015, though they modified the methodology so that the cap limits the Company’s ratio of expenses to total assets less cash (the “Modified Methodology”), consistent with the asset level used to calculate the base management fee. (The expenses covered by the cap remain unchanged.)   Under the Modified Methodology, for the six month period ended April 30, 2015, the Company’s expense ratio was 3.07%, (taking into account the same carve outs as those applicable to the expense cap).

Pursuant to the terms of the Advisory Agreement, during the six month period ended April 30, 2015, the provision for incentive compensation was decreased by a net amount of approximately $5.5 million to approximately $9.2 million.  The net decrease in the provision for incentive compensation during the six month period ended April 30, 2015 primarily reflects the Valuation Committee’s determination to decrease the fair values of sixteen of the Company’s portfolio investments (NPWT, Custom Alloy, Tekers, PrePaid Legal, Centile, Biovation, Inland, MVC Automotive, Ohio Medical, Security Holdings, SGDA Europe, JSC Tekers, Advantage, Morey’s, Velocitius and Equus) by a total of approximately $30.8 million.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of five of the Company’s portfolio investments (Turf, RuMe, Security Holdings, Biogenic, and SCSD) by a total of approximately $3.0 million and the reversal of the unrealized depreciation on the Biovation loan which resulted in a realized loss of approximately $2.2 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $2.3 million due to a PIK distribution, which was treated as a return of capital.  For the six month period ended April 30, 2015, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.  Please see Note 11 of our consolidated financial statements “Incentive Compensation” for more information.

REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES

For the Six Month Period Ended April 30, 2016 and 2015.  Net realized losses for the six month period ended April 30, 2016 were approximately $39.4 million and $2.1 million for the six month period ended April 30, 2015, an increase of approximately $37.3 million.

For the Six Month Period Ended April 30, 2016

Net realized losses for the six month period ended April 30, 2016 were approximately $39.4 million.  The Company’s net realized loss for the six month period ended April 30, 2016 was primarily due to the realized loss of approximately $30.5 million on the sale of Ohio Medical common and preferred stock and the realized loss of approximately $6.2 million on the Inland senior secured loan and warrant.

On December 22, 2015, the Company realized a loss of approximately $1.5 million with the dissolution of Biovation.

On December 24, 2015, the Company realized losses of approximately $5.5 million on Inland’s senior secured loan and $713,000 on its warrants as part of Inland’s restructuring.  As part of the restructuring, the Company received a $6.0 million senior secured loan from MVC Environmental, Inc. and received 950 of its common shares.  The loan bears annual interest of 9% and matures on December 22, 2020.

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

During the six month period ended April 30, 2016, the Company also recorded net realized losses of approximately $90,000 with the sale of its short-term investments and $1.1 million on the escrow receivables.

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

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

For the Six Month Period Ended April 30, 2016 and 2015.  The Company had a net change in unrealized appreciation on portfolio investments of approximately $25.1 million for the six month period ended April 30, 2016 and unrealized depreciation of approximately $23.2 million for the six month period ended April 30, 2015, respectively, a net increase of approximately $48.3 million.

For the Six Month Period Ended April 30, 2016

The Company had a net change in unrealized appreciation on portfolio investments of approximately $25.1 million for the six month period ended April 30, 2016.  The change in unrealized appreciation for the six month period ended April 30, 2016 primarily resulted from the reversal of the unrealized depreciation on the Ohio Medical common and preferred stock, Inland senior secured loan and warrant and the Biovation bridge loan and warrant by a total of $38.5 million.  The net change is also a result of the Valuation Committee determination to decrease the fair value of the Company’s investments in: Custom Alloy second lien and unsecured loans by a total of approximately $3.9 million, Foliofn preferred stock by approximately $220,000, MVC Automotive equity interest by approximately $533,000, RuMe common stock by approximately $144,000, SGDA Europe equity interest by approximately $3.2 million, Tekers common stock by $301,000, Turf loan by approximately $119,000, U.S. Gas preferred stock series I by $3.9 million, Security Holdings equity interest by $3.7 million, JSC Tekers preferred stock by approximately $165,000 and common stock by $4,000, Biogenic warrant and senior convertible note by a total of approximately $171,000, Morey’s loan by approximately $1.1 million, Agri-Carriers loan by approximately $25,000, Legal Solutions loan by approximately $401,000, BAC common stock by approximately $130,000, Advantage preferred stock by approximately $67,000, MVC Environmental common stock by $38,000 and the Ohio Medical escrow by approximately $1.1 million that was recorded as a realized loss.  These changes in unrealized depreciation were partially off-set by the Valuation Committee determination to increase the fair value of the

Company’s investments in: Turf guarantee by approximately $12,000, RuMe series C preferred stock by $427,000 and series B-1 preferred stock by $507,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.7 million, NPWT preferred stock by $4,000, Centile equity interest by $541,000, RX loan by approximately $230,000, Initials loan by approximately $2,000 and SCSD common stock by $750,000.

For the Six Month Period Ended April 30, 2015

The Company had a net change in unrealized depreciation on portfolio investments of approximately $23.2 million for the six month period ended April 30, 2015.  The change in unrealized depreciation for the six month period ended April 30, 2015 primarily resulted from the Valuation Committee’s decision to decrease the fair value of the Company’s investments in MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $149,000, Custom Alloy second lien loan by approximately $95,000, NPWT common stock by $3,000 and preferred stock by $48,000, Tekers common stock by $191,000, PrePaid Legal loan by $100,000, Centile equity interest by $636,000, Biovation loan by approximately $3.4 million, Advantage preferred stock by approximately $8,000, Morey’s second lien loan by approximately $253,000, Velocitius equity interest by $2.0 million, JSC Tekers preferred stock by $594,000, SGDA Europe equity interest by approximately $2.1 million, Security Holdings equity interest by $2.0 million, Ohio Medical series A preferred stock by $10.5 million, MVC Automotive equity interest by $5.6 million and Inland warrant by approximately $700,000 and loan by approximately $1.4 million.  These changes in unrealized depreciation were partially off-set by the Valuation Committee determination to increase the fair value of the Company’s investments in Foliofn, Inc. preferred stock by $27,000, Turf loan by approximately $4,000, Biogenic warrant and senior convertible note by a total of approximately $880,000, SCSD common stock by $387,000, and RuMe series C preferred stock by approximately $1.4 million and series B-1 preferred stock by approximately $342,000 and the reversal of the unrealized depreciation on the Biovation loan which resulted in a realized loss of approximately $2.2 million.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, Inland and U.S. Gas were due to the capitalization of PIK interest totaling $938,784.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $2.3 million due to a PIK distribution, which was treated as a return of capital.

PORTFOLIO INVESTMENTS

For the Six Month Period Ended April 30, 2016 and the Year Ended October 31, 2015.  The cost of the portfolio investments held by the Company at April 30, 2016 and at October 31, 2015 was $389.8 million and $443.7 million, respectively, a decrease of $53.9 million.  The aggregate fair value of portfolio investments at April 30, 2016 and at October 31, 2015 was $371.9 million and $400.9 million, respectively, a decrease of $29.0 million.  The Company held unrestricted cash, cash equivalents and restricted cash and cash equivalents at April 30, 2016 and at October 31, 2015 of $18.2 million and $16.8 million, respectively, an increase of approximately $1.4 million.  The cost and fair value of U.S. Treasury obligations held by the Company at April 30, 2016 was approximately $35.0 million and at October 31, 2015 was approximately $89.8 million and $89.7 million, respectively.

For the Six Month Period Ended April 30, 2016

During the six month period ended April 30, 2016, the Company made four new investments, committing capital totaling approximately $23.8 million.  The investments were made in Somotra ($1.7 million), Pride ($5.1 million), Dukane ($7.0 million) and Quantum ($10.0 million).

During the six month period ended April 30, 2016, the Company made 4 follow-on investments in 3 existing portfolio companies totaling approximately $4.2 million.  On November 20, 2015 and December 3, 2015, the Company invested an additional $538,000 and $1.1 million, respectively, in MVC

Automotive common equity.  On January 4, 2016, the Company loaned an additional $1.5 million to Legal Solutions, which increased the senior subordinated loan to approximately $10.2 million. On February 1, 2016, the Company loaned an additional $1.1 million to Thunderdome, which increased the second lien loan to approximately $3.0 million.

On November 3, 2015, The Results Companies repaid its loan in full totaling approximately $10.0 million, including all accrued interest.

On December 22, 2015, the Company realized a loss of approximately $1.5 million due to the dissolution of Biovation.

On December 24, 2015, the Company realized losses of approximately $5.5 million on Inland senior secured loan and $713,000 on its warrants as part of Inland’s restructuring.  As part of the restructuring, the Company received a $6.0 million senior secured loan from MVC Environmental, a holding company formed by the Company that owns and operates intellectual property and environmental service facilities for oil and gas waste recycling related to Inland, and received 950 of its common shares.  The loan bears annual interest of 9% and matures on December 22, 2020.

On December 31, 2015, the Company completed the sale of Ohio Medical through an asset sale.  The Company expects gross proceeds of approximately $40.0 million, including fees, which results in a realized loss of approximately $30.5 million. At the time of closing, the Company received cash proceeds of approximately $29.0 million, which included $2.3 million in monitoring and closing fees, and anticipates receiving an additional $11.0 million, assuming the full receipt of all escrow proceeds scheduled for various periods, with the final release of payment scheduled for 18 months from the closing.  The Company has received approximately $1.3 million in escrow proceeds as of April 30, 2016.  The fair value of the escrow as of April 30, 2016 was approximately $8.6 million.

On March 7, 2016, the Company received a $10.0 million dividend from U.S. Gas.

On April 18, 2016, Somotra repaid its loan in full totaling approximately $1.7 million, including all accrued interest.

During the six month period ended April 30, 2016, the Company received distributions totaling approximately $97,000 from the PE Fund that was recorded as dividend income.

During the six month period ended April 30, 2016, Thunderdome made principal payments totaling approximately $51,000 on its second lien loan.  The Company subsequently loaned Thunderdome an additional $1.1 million.  The balance of the loan at April 30, 2016 was $3.0 million.

During the quarter ended January 31, 2016, the Valuation Committee increased the fair value of the Company’s investments in: Foliofn preferred stock by $34,000, Turf loan by approximately $19,000 and guarantee by approximately $6,000, RuMe series C preferred stock by $630,000 and series B-1 preferred stock by $160,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $947,000, NPWT preferred stock by $4,000, Centile equity interest by $260,000, Argi-Carriers loan by approximately $108,000, RX loan by approximately $409,000 and SCSD common stock by $750,000.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, Vestal, Agri-Carriers, RX, Legal Solutions, MVC Environmental, Inc. and U.S. Gas were due to the capitalization of PIK interest totaling $3,337,651.  The Valuation Committee also decreased the fair value of the Company’s investments in: Custom Alloy second lien and unsecured loans by a total of approximately $2.4 million, MVC Automotive equity interest by approximately $27,000, Security Holdings equity interest by approximately $4.6 million, SGDA Europe equity interest by approximately $2.9 million, Tekers common stock by $35,000, JSC Tekers preferred stock by approximately $740,000 and common stock by $4,000, BAC common stock by approximately $38,000, Biogenic warrant and senior convertible note by a total of approximately $35,000, Morey’s second lien loan by approximately $1.1 million, Legal Solutions loan by approximately $310,000 and the Ohio Medical escrow by approximately $1.3 million that was recorded as a realized loss.

During the quarter ended April 30, 2016, the Valuation Committee increased the fair value of the Company’s investments in: Security Holdings equity interest by $911,000, RuMe series B-1 preferred stock by approximately $347,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $763,000, JSC Tekers preferred stock by approximately $575,000, Centile equity interest by $281,000, Morey’s loan by approximately $51,000, Custom Alloy unsecured loan by approximately $50,000, Turf guarantee by approximately $6,000 and the Initials, Inc. (“Initials”) loan by approximately $2,000.  The Valuation Committee also increased the Ohio Medical escrow by approximately $177,000 that was recorded as a realized gain.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, Vestal, Agri-Carriers, RX, Legal Solutions, MVC Environmental, Inc., Dukane and U.S. Gas were due to the capitalization of PIK interest totaling $1,495,179.  The Valuation Committee also decreased the fair value of the Company’s investments in: Custom Alloy second lien loan by approximately $1.5 million, RuMe series C preferred stock by approximately $203,000 and common stock by approximately $144,000, Foliofn preferred stock by approximately $254,000, MVC Automotive equity interest by approximately $506,000, SGDA Europe equity interest by approximately $219,000, Tekers common stock by $266,000, Turf loan by approximately $138,000, U.S. Gas series I preferred stock by $3.9 million, BAC common stock by approximately $92,000, Biogenic warrant and senior convertible note by a total of approximately $136,000, Advantage preferred stock by approximately $67,000, MVC Environmental common stock by $38,000, Agri-Carriers loan by approximately $133,000, RX loan by approximately $179,000 and Legal Solutions loan by approximately $91,000.

During the six month period ended April 30, 2016, the Valuation Committee increased the fair value of the Company’s investments in: Turf guarantee by approximately $12,000, RuMe series C preferred stock by $427,000 and series B-1 preferred stock by $507,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by approximately $1.7 million, NPWT preferred stock by $4,000, Centile equity interest by $541,000, RX loan by approximately $230,000, Initials loan by approximately $2,000 and SCSD common stock by $750,000.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, Vestal, Agri-Carriers, RX, Legal Solutions, MVC Environmental, Inc., Dukane and U.S. Gas were due to the capitalization of PIK interest totaling $4,832,830.  The Valuation Committee also decreased the fair value of the Company’s investments in: Custom Alloy second lien and unsecured loans by a total of approximately $3.9 million, Foliofn preferred stock by approximately $220,000, MVC Automotive equity interest by approximately $533,000, RuMe common stock by approximately $144,000, SGDA Europe equity interest by approximately $3.2 million, Tekers common stock by $301,000, Turf loan by approximately $119,000, U.S. Gas series I preferred stock by $3.9 million, Security Holdings equity interest by $3.7 million, JSC Tekers preferred stock by approximately $165,000 and common stock by $4,000, Biogenic warrant and senior convertible note by a total of approximately $171,000, Morey’s loan by approximately $1.1 million, Agri-Carriers loan by approximately $25,000, Legal Solutions loan by approximately $401,000, BAC common stock by approximately $130,000, Advantage preferred stock by approximately $67,000, MVC Environmental common stock by $38,000 and the Ohio Medical escrow by approximately $1.1 million that was recorded as a realized loss.

At April 30, 2016, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $371.9 million with a cost basis of $389.8 million.  At April 30, 2016, the fair value and cost basis of Legacy Investments was $5.4 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $366.5 million and $366.0 million, respectively.  At October 31, 2015, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $400.9 million with a cost basis of $443.7 million.  At October 31, 2015, the fair value and cost basis of portfolio investments of the Legacy Investments was $5.6 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $395.3 million and $419.9 million, respectively.

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

On May 29, 2015, the Company sold its 81,000 shares of common stock in Vestal receiving total proceeds of approximately $17.9 million resulting in a realized gain of approximately $15.0 million.  The total proceeds included a $1.0 million dividend and assumes full receipt of the escrow proceeds.  The $600,000 senior subordinated loan was also repaid in full, including all accrued interest.  As part of the transaction, the Company reinvested approximately $6.3 million in the form of a subordinated loan, $250,000 for 5,610 shares of common stock and a warrant with no cost. The loan has an interest rate of 15% and matures on November 28, 2021.

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

During the quarter ended January 31, 2015, the Valuation Committee increased the fair value of the Company’s investments in Foliofn preferred stock by $109,000, Turf loan by approximately $2,000, RuMe series C preferred stock by $800,000 and series B-1 preferred stock by $200,000, Advantage preferred stock by $20,000, Biogenic warrant and senior convertible note by a net total of approximately $28,000 and SCSD common stock by $387,000.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, and U.S. Gas were due to the capitalization of PIK interest totaling $436,878.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.1 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $759,000, Custom Alloy second lien loan by approximately $84,000, NPWT common stock by $2,000 and preferred stock by $36,000, Tekers common stock by $170,000, PrePaid Legal loan by $100,000, Centile equity interest by $538,000, Biovation loan by approximately $716,000, Velocitius equity interest by approximately $1.1 million, Security Holdings equity interest by $1.1 million, JSC Tekers preferred stock by approximately $599,000, MVC Automotive equity interest by approximately $5.9 million, SGDA Europe equity interest by approximately $749,000 and Inland warrant by approximately $713,000.

During the quarter ended April 30, 2015, the Valuation Committee increased the fair value of the Company’s investments in MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $610,000, Turf loan by approximately $2,000, JSC Tekers preferred stock by $5,000, Biogenic warrant and senior convertible note by a total of approximately $852,000, MVC Automotive equity interest by $246,000 and RuMe series C preferred stock by approximately $558,000 and series B-1 preferred stock by $142,000.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, and U.S. Gas were due to the capitalization of PIK interest totaling $501,906.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.2 million due to a PIK distribution, which was treated as a return of capital. The Valuation Committee also decreased the fair value of the Company’s investments in Custom Alloy second lien loan by approximately $11,000, Foliofn, Inc. preferred stock by $82,000, NPWT common stock by $1,000 and preferred stock by $12,000, Tekers common stock by $21,000, Centile equity interest by $98,000, Morey’s second lien loan by approximately $253,000, Advantage preferred stock by approximately $28,000, Velocitius equity interest by $899,000, Biovations loan by approximately $2.7 million, SGDA Europe equity interest by approximately $1.3 million, Security Holdings equity interest by $850,000, Ohio Medical series A preferred stock by $10.5 million and the Inland loan by approximately $1.4 million.

During the quarter ended July 31, 2015, the Valuation Committee increased the fair value of the Company’s investments in RuMe series C preferred stock by approximately $198,000 and series B-1 preferred stock by approximately $53,000, Custom Alloy second lien loan by approximately $191,000, Turf guarantee by approximately $19,000, Centile equity interest by $48,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $751,000 and Advantage preferred stock by approximately $302,000.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, Vestal and U.S. Gas were due to the capitalization of PIK interest totaling $525,997.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.2 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in Foliofn, Inc. preferred stock by $383,000, NPWT preferred stock by $1,000, Tekers common stock by $117,000, Turf loan by approximately $2,000, Vestal escrow by approximately $15,000, BAC common stock by approximately $167,000, Biogenic warrant and senior convertible note by a net total of approximately $2,000, Morey’s second lien loan by approximately $753,000, Inland loan by $10.0 million, Velocitius equity interest by approximately $774,000, JSC Tekers preferred stock by $35,000, SGDA Europe equity interest by approximately $1.1 million, Ohio Medical series A preferred stock by $6.0 million, MVC Automotive equity interest by $616,000 and Security Holdings equity interest by $2.0 million.

During the quarter ended October 31, 2015, the Valuation Committee increased the fair value of the Company’s investments in Turf loan and guarantee by a total of approximately $5,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.4 million, Foliofn, Inc. preferred stock by $59,000, NPWT preferred stock by $4,000, Centile equity interest by $249,000, Inland loan by $5.0 million and RuMe series C preferred stock by approximately $626,000 and series B-1 preferred stock by approximately $184,000.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, Vestal and U.S. Gas were due to the capitalization of PIK interest totaling $801,815.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.2 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in Biogenic warrant and senior convertible note by a net total of approximately $76,000, Tekers common stock by $575,000, Custom Alloy second lien loan by approximately $249,000, Morey’s second lien loan by approximately $922,000, JSC Tekers preferred stock by $483,000, Security Holdings equity interest by $1.3 million, SGDA Europe equity interest by approximately $830,000, BAC common stock by approximately $62,000, Ohio Medical series A preferred stock by $1.2 million and MVC Automotive equity interest by $4.6 million.

During the fiscal year ended October 31, 2015 the Valuation Committee increased the fair value of the Company’s investments in Turf loan and guarantee by a total of approximately $25,000, Biogenic warrant and senior convertible note by a total of approximately $802,000, SCSD common stock by $387,000, Advantage preferred stock by approximately $294,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $2.0 million and RuMe series C preferred stock and series B-1 preferred stock by a total of approximately $2.8 million.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, Vestal and U.S. Gas were due to the capitalization of PIK interest totaling $2,266,596.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $4.7 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in Foliofn, Inc. preferred stock by $297,000, NPWT common stock by $3,000 and preferred stock by $45,000, Tekers common stock by $883,000, PrePaid Legal loan by $100,000, Centile equity interest by $339,000, BAC common stock by approximately $229,000, Vestal escrow by approximately $15,000, Biovations loan by approximately $3.4 million, Morey’s second lien loan by approximately $1.9 million, Velocitius equity interest by $2.8 million, JSC Tekers preferred and common stock by a combined $1.1 million, Security Holdings equity interest by $5.3 million, SGDA Europe equity interest by approximately $4.0 million, Custom Alloy second lien loan by approximately $153,000, Ohio Medical series A preferred stock by $17.7 million, MVC Automotive equity interest by $10.9 million and Inland warrant by approximately $713,000 and loan by approximately $6.4 million.

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

Portfolio Companies

During the six month period ended April 30, 2016, the Company had investments in the following portfolio companies:

Actelis Networks, Inc.

Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.

At October 31, 2015 and April 30, 2016, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million.  The investment has been fair valued at $0.

Advantage Insurance Holdings

Advantage, Cayman Islands, is a provider of specialty insurance, reinsurance and related services to business owners and high net worth individuals.

At October 31, 2015, the Company’s investment in Advantage consisted of 750,000 shares of preferred stock at a cost basis of $7.5 million and a fair value of approximately $8.0 million.

During the six month period ended April 30, 2016, the Valuation Committee decreased the fair value of the preferred stock by approximately $67,000.

At April 30, 2016, the Company’s investment in Advantage consisted of 750,000 shares of preferred stock at a cost basis of $7.5 million and a fair value of approximately $7.9 million.

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

During the six month period ended April 30, 2016, the Valuation Committee decreased the fair value of the loan by approximately $25,000.

At April 30, 2016, the Company’s investment in Agri-Carriers consisted of a senior subordinated loan with an outstanding amount of approximately $11.8 million, a cost basis of approximately $13.0 million and a fair value of approximately $13.0 million.  The increase in cost basis of the loan is due to the amortization of the discount on the deferred balance and the capitalization of deferred interest.  These increases were approved by the Company’s Valuation Committee.

Biogenic Reagents

Biogenic, Minneapolis, Minnesota, is a producer of high-performance activated carbon products made from renewable biomass.

At October 31, 2015, the Company’s investment in Biogenic consisted of two senior notes with maturity dates of July 21, 2018 and February 29, 2016, a senior convertible note with a maturity date of July 21, 2018, a senior subordinated note with a maturity date of February 29, 2016 and a warrant.  The notes have an interest rate of 16%.  The loans had a combined outstanding balance, cost basis and fair value of approximately $15.6 million.  The warrants had a combined cost basis of approximately $620,000 and a combined fair value of approximately $1.7 million.

During the six month period ended April 30, 2016, the Valuation Committee decreased the fair value of the senior note and senior convertible note by a combined amount of approximately $59,000 and the warrant by approximately $112,000.

At April 30, 2016, the Company’s loans had a combined outstanding balance and cost basis of approximately $15.9 million and a fair value of approximately $15.9 million.  The warrants had a combined cost basis of approximately $620,000 and a combined fair value of approximately $1.5 million.  The increase in cost basis of the loans is due to capitalization of “payment in kind” interest and the increase in the fair value is due to the capitalization of “payment in kind” interest.  These increases were approved by the Company’s Valuation Committee.

Biovation Acquisition Co.

BAC, Montgomery, Minnesota, is a manufacturing facility and marketer of environmentally friendly, organic and sustainable laminate materials and composites.

At October 31, 2015, the Company’s investment in BAC consisted of 90 shares of class B non-voting common stock with cost basis of approximately $785,000 and a fair value of approximately $556,000.

During the six month period ended April 30, 2016, the Valuation Committee decreased the fair value of the common stock by approximately $130,000.

At April 30, 2016, the Company’s investment in BAC consisted of 90 shares of class B non-voting common stock with cost basis of approximately $785,000 and a fair value of approximately $426,000.

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

At April 30, 2016, the Company no longer held an investment in Biovation.

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

During the six month period ended April 30, 2016, the Valuation Committee increased the fair value of the common equity interest by approximately $541,000.

At April 30, 2016, the Company’s investment in Centile consisted of common equity interest at a cost of $3.5 million and a fair value of approximately $5.4 million.

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

During the six month period ended April 30, 2016, the Company agreed to defer part of the cash interest portion and also adjust a portion to PIK interest on the unsecured subordinated loan and second lien loan for eight months beginning on March 1, 2016.  The maturity date of the unsecured subordinated loan was extended to March 31, 2018.

During the six month period ended April 30, 2016, the Valuation Committee decreased the fair value of the second lien loan by approximately $3.4 million and the unsecured subordinated loan by approximately $489,000.

At April 30, 2016, the Company’s investment in Custom Alloy consisted of an unsecured subordinated loan with a cost basis and outstanding balance of approximately $3.0 million and a fair value of approximately $2.5 million and a second lien loan with a cost basis and outstanding balance of approximately $24.1 million and a fair value of approximately $20.6 million.  The increase in cost and fair value of the loans is due to the capitalization of “payment in kind” interest.  These increases were approved by the Company’s Valuation Committee.

Dukane IAS, LLC

Dukane, St. Charles, Illinois, is a global provider of plastic welding equipment.

On February 17, 2016, the Company loaned $7.0 million to Dukane in the form of a second lien loan with an interest rate of 13% and a maturity date of November 17, 2020.

At April 30, 2016, the Company’s investment in Dukane consisted of a second lien loan with an outstanding amount, cost basis and fair value of approximately $7.0 million.  The increase in cost and fair value of the loans is due to the capitalization of “payment in kind” interest.  These increases were approved by the Company’s Valuation Committee.

Equus Total Return, Inc.

Equus is a publicly traded business development company and registered investment company listed on the New York Stock Exchange (NYSE:EQS).  Consistent with the Company’s valuation procedures, the Company has been marking this investment to its market price.

At October 31, 2015, the Company’s investment in Equus consisted of 4,444,644 shares of common stock with a cost of approximately $10.0 million and a market value of approximately $7.6 million.

At April 30, 2016, the Company’s investment in Equus consisted of 4,444,644 shares of common stock with a cost of approximately $10.0 million and a market value of approximately $7.9 million.

Foliofn, Inc.

Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.

At October 31, 2015, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of $5.6 million.

During the six month period ended April 30, 2016, the Valuation Committee decreased the fair value of the preferred stock by approximately $220,000.

At April 30, 2016, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of approximately $5.4 million.

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

At October 31, 2015, and April 30, 2016, the Company’s investment in G3K consisted of a senior loan with an outstanding balance and cost basis of $5.6 million and a fair value of $0.  The senior loan has an interest rate of 13% and a maturity date of April 11, 2019.  The Company has reserved in full against all of the accrued interest starting April 14, 2014.

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

During the six month period ended April 30, 2016, the Valuation Committee increased the fair value of the loan by approximately $2,000.

At April 30, 2016, the Company’s investment in Initials consisted of a senior subordinated loan with an outstanding amount, cost basis and fair value of approximately $4.8 million.

Inland Environmental & Remediation LP

Inland, Columbus, Texas, has developed a patented, environmentally-friendly recycling process to transform waste produced from oil field drilling sites into a road base product used in road construction.

At October 31, 2015, the Company’s investment in Inland consisted of a senior secured loan with a cash interest rate of 12% and a maturity date of April 17, 2019 and warrants for shares of common stock.  The loan had an outstanding balance of $15.0 million, a cost basis of $14.5 million and a fair value of approximately $8.0 million.  The warrants had a cost basis of $713,000 and a fair value of $0.

On December 24, 2015, the Company realized losses of approximately $5.5 million on Inland senior secured loan and $713,000 on its warrants as part of Inland’s restructuring.  As part of the restructuring, the Company received a $6.0 million senior secured loan from MVC Environmental, Inc., a holding company formed by the Company which owns and operates intellectual property and environmental service facilities for oil and gas waste recycling related to Inland, and received 950 of its common shares.  The loan bears annual interest of 9% and matures on December 22, 2020.

At April 30, 2016, the Company no longer held an investment in Inland.

JSC Tekers Holdings

JSC Tekers, Latvia, is an acquisition company focused on real estate management.

At October 31, 2015, the Company’s investment in JSC Tekers consisted of preferred equity with a cost basis of $11.8 million and a fair value of $5.0 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $4,000.

During the six month period ended April 30, 2016, the Valuation Committee decreased the fair value of the preferred stock by approximately $165,000 and the common stock by approximately $4,000.

At April 30 2016, the Company’s investment in JSC Tekers consisted of preferred equity with a cost basis of $11.8 million and a fair value of $4.9 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $0.

Legal Solutions Holdings, Inc.

Legal Solutions Holdings, Inc. (“Legal Solutions”), Covina, CA, is a provider of record retrieval services to the California workers’ compensation applicant attorney market.

At October 31, 2015, the Company’s investment in Legal Solutions consisted of a senior subordinated loan with an interest rate of 14% and a maturity date of September 12, 2018 with an outstanding amount, cost basis and fair value of approximately $8.7 million.

On January 4, 2016, the Company loaned an additional $1.5 million to Legal Solutions.

During the six month period ended April 30, 2016, the Valuation Committee decreased the fair value of the senior subordinated loan by approximately $401,000.

At April 30, 2016, the Company’s investment in Legal Solutions consisted of a senior subordinated loan with an outstanding amount of $10.2 million, cost basis of $10.7 million and a fair value of approximately $10.3 million.  The increase in cost basis of the loan is due to the amortization of the discount on the deferred balance and the capitalization of deferred interest.  These increases were approved by the Company’s Valuation Committee.

Mainstream Data, Inc.

Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, develops and operates satellite, internet and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations and digital images to subscribers around the world.

At October 31, 2015 and April 30, 2016, the Company’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been fair valued at $0.

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

During the six month period ended April 30, 2016, the Valuation Committee decreased the fair value of the loan by approximately $1.1 million.

At April 30, 2016, the loan had an outstanding balance and cost basis of $16.8 million and a fair value of $14.0 million.  The increase in cost and fair value of the loan is due to the capitalization of PIK interest.  The increase in the fair value due to the capitalization of PIK interest was approved by the Company’s Valuation Committee.

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

During the six month period ended April 30, 2016, the Valuation Committee decreased the fair value of the equity interest by approximately $533,000.

At April 30, 2016, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of approximately $50.1 million and a fair value of approximately $14.5 million.  The mortgage guarantee for MVC Automotive was equivalent to approximately $7.2 million at April 30, 2016.  This guarantee was taken into account in the valuation of MVC Automotive.

Michael Tokarz, Chairman of the Company, and Puneet Sanan and John Kelly, representatives of the Company, serve as directors of MVC Automotive.

MVC Environmental, Inc.

MVC Environmental, a New York-based holding company, owns and operates intellectual property and environmental service facilities for oil and gas waste recycling in the Eagle Ford Shale region of Texas.

On December 24, 2015, the Company realized a loss of approximately $5.5 million on Inland’s senior secured loan and $713,000 on its warrants as part of Inland’s restructuring.  As part of the restructuring, the Company received a $6.0 million senior secured loan from MVC Environmental, Inc., a holding company formed by the Company that owns and operates intellectual property and environmental service facilities for oil and gas waste recycling related to Inland, and received 950  of its common shares.  The loan bears annual interest of 9% and matures on December 22, 2020.

During the six month period ended April 30, 2016, the Valuation Committee decreased the fair value of the common stock by approximately $38,000.

At April 30, 2016, the Company’s investment in MVC Environmental consisted of common stock with a cost basis of approximately $3.1 million and a fair value of approximately $3.0 million and a senior secured loan with an outstanding balance, cost basis and fair value of $6.1 million.  The increase in cost and fair value of the loan is due to the capitalization of PIK interest.  The increase in the fair value due to the capitalization of PIK interest was approved by the Company’s Valuation Committee.

David Williams and John Kelly, representatives of the Company, serve as directors of MVC Environmental.

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

During the six month period ended April 30, 2016, the Company received distributions totaling approximately $97,000 from the PE Fund which was recorded as dividend income.

During the six month period ended April 30, 2016, the Valuation Committee increased the fair values of the limited partnership and general partnership interests by approximately $1.7 million.

At April 30, 2016, the limited partnership interest in the PE Fund had a cost of approximately $13.8 million and a fair value of approximately $23.6 million.  The Company’s general partnership interest in the PE Fund had a cost basis of approximately $353,000 and a fair value of approximately $593,000.  As of April 30, 2016, the PE Fund had invested in Plymouth Rock Energy, LLC, Gibdock Limited, Focus Pointe Holdings, Inc., Advanced Oilfield Services, LLC and AccuMed Corp.

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

During the six month period ended April 30, 2016, the Valuation Committee increased the fair value of the preferred stock by $4,000.

At April 30, 2016, the common stock had a cost basis of approximately $1.2 million and a fair value of $2,000.  The convertible preferred stock had a cost basis of $0 and a fair value of $40,000.

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

On December 31, 2015, the Company completed the sale of Ohio Medical through an asset sale.  The Company expects gross proceeds of approximately $40.0 million, including fees, which results in a realized loss of approximately $30.5 million. At the time of closing, the Company received cash proceeds of approximately $29.0 million, which included $2.3 million in monitoring and closing fees, and anticipates receiving an additional $11.0 million, assuming the full receipt of all escrow proceeds scheduled for various periods, with the final release of payment scheduled for 18 months from the closing.  During the six month period ended April 30, 2016, the Company received approximately $1.3 million in escrow proceeds.  The fair value of the escrow as of April 30, 2016 was approximately $8.6 million.

At April 30, 2016, the Company no longer held an investment in Ohio Medical.

Pride Engineering

Pride Engineering, LLC (“Pride Engineering”), Minneapolis, MN, designs and manufactures specialized components used globally in the production of two-piece metal cans.

On December 18, 2015, the Company invested approximately $5.1 million in Pride Engineering, LLC in the form of a second lien loan.  The loan bears annual interest of 12% and matures on May 8, 2021.

At April 30, 2016, the Company’s investment in Pride Engineering consisted of a second lien loan with an outstanding amount, cost basis and fair value of approximately $5.1 million.

The Results Companies, LLC

The Results Companies, LLC (“Results Companies”), Fort Lauderdale, FL, is a leading business process outsourcing provider of customer management solutions.

At October 31, 2015, the Company’s investment in Results Companies consisted of a senior subordinated loan with an outstanding amount, cost basis and fair value of approximately $9.0 million.

On November 3, 2015, Results Companies repaid its loan in full, including all accrued and deferred interest totaling approximately $10.0 million.

At April 30, 2016, the Company no longer held an investment in Results Companies.

Quantum Plastics, LLC

Quantum, Elgin, Illinois, is a global plastic injection manufacturer.

On March 11, 2016, the Company loaned $10.0 million to Quantum in the form of a senior subordinated loan with an interest rate of 12% and a maturity date of March 10, 2021.  The Company also received a warrant as part of the investment and allocated a portion of the cost basis of the loan to the warrant at the time the investment was made.

At April 30, 2016, the Company’s investment in Quantum consisted of a senior subordinated loan with an outstanding amount of $10.0 million and a cost basis and fair value of approximately $9.6 million.  The warrant had a cost basis and fair value of approximately $393,000. The increase in cost basis of the loan is due to amortization of the discount.  The increase was approved by the Company’s Valuation Committee.

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

During the six month period ended April 30, 2016, the Valuation Committee increased the fair value of the loan by approximately $230,000.

At April 30, 2016, the Company’s investment in RX Innovation consisted of a senior subordinated loan with an outstanding amount of $10.3 million, a cost basis of approximately $11.7 million and a fair value of approximately $12.0 million.  The increase in cost basis of the loan is due to the amortization of the discount on the deferred balance and the capitalization of deferred interest.  These increases were approved by the Company’s Valuation Committee.

Please see Note 16 of our consolidated financial statements “Subsequent Events” for more information.

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

During the six month period ended April 30, 2016, the Valuation Committee increased the fair value of the series C preferred stock by approximately $427,000, the Series B-1 preferred stock by approximately $507,000 and decreased the fair value of the common stock by approximately $144,000.

At April 30, 2016, the Company’s investment in RuMe consisted of 5,297,548 shares of common stock with a cost basis of approximately $924,000 and a fair value of $780,000, 4,999,076 shares of series B-1 preferred stock with a cost basis of approximately $1.0 million and a fair value of approximately $2.2 million and 23,896,634 shares of series C preferred stock with a cost basis of approximately $3.4 million and a fair value of approximately $6.9 million.

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

During the six month period ended April 30, 2016, the Euro letter of credit was released and is no longer collateralized by the Company and released from restricted cash.

During the six month period ended April 30, 2016, the Valuation Committee decreased the fair value of the common equity interest by approximately $3.7 million.

At April 30, 2016, the Company’s common equity interest in Security Holdings had a cost basis of approximately $52.9 million and a fair value of approximately $41.6 million.

Puneet Sanan, a representative of the Company, serves as a director of Security Holdings.

SGDA Europe B.V.

SGDA Europe is an Amsterdam-based holding company that pursues environmental and remediation opportunities in Romania.

At October 31, 2015, the Company’s equity investment had a cost basis of approximately $28.5 million and a fair value of approximately $6.0 million.

During the six month period ended April 30, 2016, the Valuation Committee decreased the fair value of the common equity interest by approximately $3.2 million.

At April 30, 2016, the Company’s equity investment had a cost basis of approximately $28.5 million and a fair value of approximately $2.9 million.

John Kelly, a representative of the Company, serves as a director of SGDA Europe.

SIA Tekers Invest

Tekers, Riga, Latvia, is a port facility that has been used for the storage and servicing of vehicles.

At October 31, 2015, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and a fair value of approximately $342,000.  There was no balance on the guarantee for Tekers at October 31, 2015.

During the six month period ended April 30, 2016, the Valuation Committee decreased the fair value of the common stock by approximately $301,000.

At April 30, 2016, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost basis of $2.3 million and a fair value of $41,000.  The guarantee related to Tekers is no longer a commitment of the Company.

Somotra, NV

Somotra, NV (“Somotra”), is wholly owned subsidiary of MVC Automotive.

On December 15, 2015, the Company loaned approximately $1.6 million to Somotra. The bridge loan has an interest rate of 5% and will mature on March 14, 2016.

During the six month period ended April 30, 2016, Somotra repaid the loan in full including all accrued interest.

At April 30, 2016, the Company no longer held an investment in Somotra.

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

On February 1, 2016, the Company loaned an additional $1.1 million to Thunderdome.

During the six month period ended April 30, 2016, Thunderdome made principal payments totaling approximately $51,000 on its second lien loan.

At April 30, 2016, the Company’s investment in Thunderdome consisted of a second lien loan with an outstanding amount, cost basis and fair value of approximately $3.0 million.

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

During the six month period ended April 30, 2016, the Valuation Committee increased the fair value of the guarantee by approximately $12,000 and decreased the fair value of the loan by approximately $119,000.

At April 30, 2016, the senior subordinated loan had an outstanding balance and cost basis of approximately $3.9 million and a fair value of approximately $3.7 million.  The membership interest had a cost of approximately $3.5 million and a fair value of approximately $4.0 million.  The warrants had a cost and fair value of $0 and the guarantee was fair valued at -$28,000 or negative $28,000.

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

At October 31, 2015 and April 30, 2016, the Company’s investment in U.S Technologies consisted of a senior term loan with an outstanding amount, cost basis and fair value of approximately $5.0 million.  The loan has an interest rate of 10.5% and matures on July 17, 2020.

U.S. Gas & Electric, Inc.

U.S. Gas, North Miami Beach, Florida, is a licensed Energy Service Company (“ESCO”) that markets and distributes natural gas to small commercial and residential retail customers in the state of New York.

At October 31, 2015, the Company’s investment in U.S. Gas consisted of a second lien loan, an unsecured loan, convertible Series I preferred stock and convertible Series J preferred stock. The second lien loan had an outstanding balance, cost and fair value of $7.5 million and the unsecured loan with an outstanding balance, cost and fair value of approximately $3.2 million.  The second lien loan bears annual interest at 13% and has a maturity date of July 1, 2019.  The unsecured loan bears annual interest at 14% and has a maturity date of July 1, 2018.  The 32,200 shares of convertible Series I preferred stock had a fair value of $83.7 million and a cost of $500,000 and the 8,216 shares of convertible Series J preferred stock had a cost and fair value of $0.

During the six month period ended April 30, 2016, the Valuation Committee decreased the fair value of the series I preferred stock by $3.9 million.

At April 30, 2016, the loans had a combined outstanding balance, cost basis and a fair value of approximately $10.7 million.  The increases in the outstanding balance, cost and fair value of the loan are due to the capitalization of “payment in kind” interest.  The increase in the fair value was approved by the Company’s Valuation Committee.  The convertible Series I preferred stock had a fair value of approximately $79.8 million and a cost basis of $500,000 and the convertible Series J preferred stock had a cost basis and fair value of $0.

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

During the six month period ended April 30, 2016, the Valuation Committee increased the fair value of the common stock by $750,000.

At April 30, 2016, the Company’s investment in SCSD consisted of 784 shares of class B common stock with a cost basis of approximately $5.5 million and a fair value of approximately $6.6 million.  The secured loan had an outstanding balance, cost basis and fair value of $1.5 million.

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

At April 30, 2016, the Company’s investment in Vestal consisted of a subordinated loan, 5,610 shares of common stock and a warrant.  The loan had an outstanding balance, cost, and fair value of $6.4 million.  The 5,610 shares of common stock had a cost basis and fair value of $250,000 and the warrant had no cost and was fair valued at $0. The increases in the outstanding balance, cost and fair value of the loan are due to the capitalization of “payment in kind” interest.  The increase in the fair value was approved by the Company’s Valuation Committee.

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

At April 30, 2016, the Company had investments in portfolio companies totaling $371.9 million.  Also, on that date, the Company had approximately $1.5 million in cash equivalents and approximately $16.2 million in cash.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.  Pending investments in portfolio companies pursuant to our principal investment strategy, the Company may make other short-term or temporary investments, including in exchange-traded funds and private investment funds offering periodic liquidity.

During the six month period ended April 30, 2016, the Company made four new investments, committing capital totaling approximately $23.8 million.  The investments were made in Somotra ($1.7 million), Pride ($5.1 million), Dukane ($7.0 million) and Quantum ($10.0 million).

During the six month period ended April 30, 2016, the Company made 4 follow-on investments in 3 existing portfolio companies totaling approximately $4.2 million.  On November 20, 2015 and December 3, 2015, the Company invested an additional $538,000 and $1.1 million, respectively, in MVC Automotive common equity.  On January 4, 2016, the Company loaned an additional $1.5 million to Legal Solutions, which increased the senior subordinated loan to approximately $10.2 million. On

February 1, 2016, the Company loaned an additional $1.1 million to Thunderdome, which increased the second lien loan to approximately $3.0 million.

Current commitments include:

Commitments to Portfolio Companies:

At April 30, 2016 and October 31, 2015, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at April 30, 2016
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Portfolio Company	Amount Committed	Amount Funded at October 31, 2015
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Guarantees:

At April 30, 2016 and October 31, 2015, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at April 30, 2016
MVC Automotive	$7.2 million	—
Turf	$1.0 million	—
Total	$8.2 million	—

Guarantee	Amount Committed	Amount Funded at October 31, 2015
MVC Automotive	$7.2 million	—
Turf	$1.0 million	—
Total	$8.2 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At April 30, 2016, the Valuation Committee estimated the fair values of the guarantee obligations noted above to be approximately -$28,000 or negative $28,000.

These guarantees are further described below, together with the Company’s other commitments.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  Overtime, Erste Bank, the bank extending the mortgage to MVC Automotive, increased the amount of the mortgage. As such, the balance of the guarantee as of April 30, 2016 is approximately 6.3 million Euro (equivalent to approximately $7.2 million).

The Company guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank, which had a fair value of -$28,000 or negative $28,000 as of April 30, 2016.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  The investment period related to the PE Fund has ended.  Additional capital may be called for follow-on investments in existing portfolio companies of the PE Fund or to pay operating expenses of the PE Fund.  As of April 30, 2016, $14.6 million of the Company’s commitment has been contributed.

On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is related to a project guarantee by AB DnB NORD bankas to Security Holdings B.V., a portfolio company investment, and was classified as restricted cash equivalents on the Company’s Consolidated Balance Sheets.  The Euro letter of credit was equivalent to approximately $5.5 million at October 31, 2015.  During the six month period ended April 30, 2016, the Euro letter of credit was released and is no longer collateralized by the Company and released from restricted cash.

During the six month period ended April 30, 2016, the Company agreed to cash collateralize a $500,000 working capital line of credit for MVC Environmental provided by Branch Banking and Trust Company (“BB&T”).

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

On May 3, 2013, the Company sold approximately $33.9 million of additional Senior Notes in a direct offering.  The additional Senior Notes will also mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Notes will also bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  As of April 30, 2016, the total outstanding amount of the Senior Notes was approximately $114.4 million with a market value of approximately $110.7 million. The market value of the Senior Notes is based on the closing price of the security as of April 30, 2016 on the New York Stock Exchange (NYSE:MVCB).

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with BB&T. On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  On December 1, 2015, Credit Facility II was renewed and will now expire on May 31, 2016, at which time all outstanding amounts under it will be due and payable.  At October 31, 2015, the balance of Credit Facility II was $90.0 million.  During the six month period ended April 30, 2016, the Company’s net repayments on Credit Facility II were $55.0 million, resulting in an outstanding balance of $35.0 million at April 30, 2016.  Credit Facility II is used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 100 basis points.  In addition, the Company is also subject to a 20 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid closing fees, legal and other costs associated with these transactions.  These costs will be amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.  The Company received waivers from BB&T with respect to the delivery of financial reports required under Credit Facility II, due to the Company’s delayed filing of its annual and quarterly reports.

On December 30, 2014, the Company entered into a 6 month, $25.0 million bridge loan (“Bridge Loan”) with Firstrust Bank.  Prior to maturity, the Bridge Loan was extended to December 31, 2015.  At October 31, 2015, the balance of the Bridge Loan was $8.0 million.  During the six month period ended April 30, 2016, the Bridge Loan was repaid in full.  On December 9, 2015, the Bridge Loan was replaced with Credit Facility III (as described below).  Borrowings under the Bridge Loan bore interest at 5%.  The Company paid closing fees, legal and other costs associated with the transaction.  These costs were amortized over the life of the Bridge Loan.  The Company received extensions from Firstrust Bank as to the delivery of financial reports required under the Amended and Restated Loan Agreement, due to the Company’s delayed quarterly filings.

On December 9, 2015, the Company entered into a three-year, $50 million revolving borrowing base credit facility (“Credit Facility III”) with Santander Bank N.A. as a lender and lead agent and Wintrust Bank as a lender and syndication agent.  As of April 30, 2016, there was no amount outstanding on Credit Facility III.  Credit Facility III can, under certain conditions, be increased up to $85 million.  The new facility bears an interest rate of LIBOR plus 3.75% or the prime rate plus 1% (at the Company’s option), and includes a 1% closing fee of the commitment amount and a 0.75% unused fee.  The compensating balance for the revolving credit facility is $10.0 million.  The Company received extensions from Santander Bank N.A. related to its delayed quarterly filings.

The Company enters into contracts with Portfolio Companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

Subsequent Events

On May 5, 2016, the Company loaned $30,000 to Biovation in the form of a senior loan with an interest rate of 5% and a maturity date of May 5, 2021.

On May 6, 2016, RX repaid $8.0 million of principal on its loan.  In addition, RX repaid all outstanding accrued and deferred interest for a total payment of approximately $9.9 million.  As part of the transaction, which led to the repayment, RX was reorganized into FDS, Inc., a data service provider.  The Company’s outstanding $2.3 million of principal was changed to a senior loan with an interest rate of 16% and a maturity date of November 30, 2016.

On May 27, 2016, the Company repaid Credit Facility II in full, including all accrued interest.

On May 31, 2016, the Company realized a loss of approximately $1.2 million with the dissolution of NPWT.

On June 1, 2016, the Company loaned approximately $9.6 million to HTI Technology and Industries, Inc., a manufacturer of electric motor components and designer of small motor systems, in the form of a second lien note with an interest rate of 14% and a maturity date of May 21, 2018.

On June 8, 2016, just prior to the initially scheduled filing date for this Report, MVC received notification that the former accounting manager at RuMe had sent an email accusing the company of certain accounting and financial reporting improprieties, as well as a number of personal grievances.  Although RuMe represents only approximately 2.6% of MVC’s total portfolio as of 4/30/16,  the Company was compelled to delay filing its Form 10-Q, as RuMe’s summary financial information is required to be included as part of the filing of MVC’s financial results with the SEC.  As a result, both the Company's Audit Committee and RuMe's Audit Committee retained independent counsel (who also retained a forensic accounting consultant) to investigate the matter.  The investigation revealed that certain of the allegations were false and inaccurate, though it found that there were certain improper accounting practices and procedures at RuMe.  The Audit Committees of the Company and RuMe were satisfied with the scope and content of the investigation.  After a two-month investigation and re-valuation process, the fair value of RuMe for Q2 2016 remained unchanged as compared to the preliminary value ascribed to it prior to the investigation- though, certain accounting practices and procedures at RuMe were revised and/or adopted.

On June 28, 2016, the Company loaned approximately $1.7 million to MVC Automotive in the form of a bridge loan with an interest rate of 6% and a maturity date of December 31, 2016.

On June 28, 2016, the Company loaned approximately $28,000 to Tekers in the form of a bridge loan with an interest rate of 6% and a maturity date of June 27, 2017.

On June 30, 2016, the line of credit with BB&T was renewed and will now expire on February 28, 2017, at which time all outstanding amounts under it will be due and payable.  The Company is in compliance with all loan covenants related to the line of credit as of the filing of this Form 10-Q.

On July 28, 2016, the Company received a $2.5 million distribution from U.S. Gas.

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

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments, and escrow receivables, which represent approximately 86.21% of the Company’s total assets at April 30, 2016.  As discussed in Note 8 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. The Company may make short-term investments in 90-day Treasury Bills or longer-term treasury notes, which are federally guaranteed securities, or other investments, including exchange-traded funds, private investment funds and designated money market accounts, pending investments in portfolio companies made pursuant to our principal investment strategy.

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

At April 30, 2016, approximately 84.42% of our total assets represented portfolio investments and escrow receivables recorded at fair value.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of portfolio companies in a limited number of industries.  As of April 30, 2016, the fair value of our largest investment, U.S. Gas, comprised 20.5% of our total assets and 31.7% of our net assets.  Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may continue to be significantly represented among our investments.  To the extent that we have large positions in the securities of a small number of portfolio companies, we are subject to an increased risk of significant loss should the performance or financial condition of these portfolio companies or their respective industries deteriorate.  We may also be more susceptible to any single economic or regulatory occurrence as a result of holding large positions in a small number of portfolio companies.

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

On October 31, 2015, the Company did not have a net capital loss carryforward. The Company had approximately $18.4 million in unrealized losses associated with Legacy Investments as of April 30, 2016.

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

As of April 30, 2016, we borrowed $35 million under our short-term credit facility, Credit Facility II (as defined above), which is due on May 31, 2016.  Further, we have approximately $114.4 million in aggregate principal amount of Senior Notes, due on January 15, 2023.

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

Remediation of Material Weakness in Internal Control over Financial Reporting

We have improved and are in the process of making additional improvements to our controls in order to remediate the material weakness that existed as of October 31, 2014 and continued to exist as of October 31, 2015 and April 30, 2016.  As discussed in the 2014 10-K and the 2015 10-K, to address the material weakness, in the second half of 2015 the Company adopted a corrective action plan that will and has added new and/or enhanced existing controls surrounding the valuation process and financial reporting oversight of various controlled/affiliated portfolio companies, including additional reviews (by one or more MVC Capital representatives) of the financial reporting of controlled and certain affiliated portfolio companies and additional reviews and testing of valuation data of these controlled/affiliated portfolio companies. The Company also enhanced its internal audit plan to incorporate risk assessments of controlled and certain affiliated portfolio companies. In addition, the Company retained third party consultants to perform external reviews of certain fair valuations. While some of the remediation actions have been implemented, some are still in process and it will take time for these actions to be fully integrated and confirmed to be effective and sustainable. Until the remediation steps are fully implemented and tested, the material weakness described above will continue to exist.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

A description of the risk factors associated with our business is set forth in the “Quantitative and Qualitative Disclosures about Market Risk” section, above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities for the quarter ended April 30, 2016.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

(a)                                 Exhibits

Exhibit No.	Exhibit

10	Eighth Amendment to Secured Revolving Credit Agreement

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

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

Date: 8/26/16
/s/ Michael Tokarz
Michael Tokarz

In the capacity of the officer who performs the functions of Principal Executive Officer.

MVC CAPITAL, INC.

Date: 8/26/16
/s/ Scott Schuenke
Scott Schuenke

In the capacity of the officer who performs the functions of Principal Financial Officer.