Form 10-K
period 2016-10-31
MVC CAPITAL, INC.
filed 2017-01-17
CIK 1099941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2016

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

☐Large accelerated filer	☒Accelerated filer	☐Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Approximate aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the Company’s most recently completed fiscal second quarter: $93,998,137 computed on the basis of $7.43 per share, closing price of the common stock on the New York Stock Exchange (the “NYSE”) on April 29, 2016.  For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.

There were 22,556,412 shares of the registrant’s common stock, $.01 par value, outstanding as of January 17, 2017.

Document Incorporated by Reference:

None

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

ITEM 1.                        BUSINESS

GENERAL

MVC Capital, Inc. is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”).  MVC Capital provides equity and debt investment capital to fund growth, acquisitions and recapitalizations of small and middle-market companies in a variety of industries primarily located in the United States. Our investments can take the form of senior and subordinated loans, common and preferred stock and warrants or rights to acquire equity interests, or convertible securities, among other instruments. Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MVC.” Beginning November 1, 2006, the Company has been externally managed by The Tokarz Group Advisers LLC (“TTG Advisers”) pursuant to an Amended and Restated Investment Advisory and Management Agreement (the “Advisory Agreement”).  Our Board of Directors, including all of the directors who are not “interested persons” (as defined under the 1940 Act) of the Company (the “Independent Directors”), last approved the renewal of the Advisory Agreement at their in-person meeting held on October 28, 2016.

In fiscal year 2016, we continued the transition to our yielding strategy while allocating capital into new opportunities and supporting our existing portfolio companies.  The Company made six new investments: Somotra NV (“Somotra”) ($1.7 million), Pride Engineering, LLC (“Pride”) ($5.1 million), Dukane IAS, LLC (“Dukane”) ($7.0 million), Quantum Plastics, LLC (“Quantum”) ($10.0 million), FDS, Inc. (“FDS”) ($2.3 million) and HTI Technologies and Industries, Inc. (“HTI”) ($9.6 million) and made 9 follow-on investments in the following 6 existing portfolio companies: MVC Automotive Group GmbH (“MVC Automotive”), Legal Solutions Holdings, Inc. (“Legal Solutions”), Thunderdome Restaurants, LLC (“Thunderdome”), SIA Tekers Invest (“Tekers”), Biovation Acquisition Company (“BAC”) and RuMe, Inc. (“RuMe”).  The total capital committed in fiscal year 2016 was $44.2 million compared to $62.4 million and $105.8 million in fiscal years 2015 and 2014, respectively.

During fiscal year 2015 eight new investments were made in: RX Innovations, Inc. (“RX”) ($10.3 million), Agri-Carriers Group, Inc. (“Agri-Carriers”) ($11.8 million), Legal Solutions ($8.7 million), The Results Companies, LLC (“Results Companies”) ($9.0 million), Vestal Manufacturing Enterprises, Inc. (“Vestal”) ($6.5 million), Thunderdome ($2.0 million), Initials, Inc. (“Initials”) ($4.8 million) and United States Technologies, Inc. (“U.S. Technologies”) ($5.0 million) and 5 follow-on investments were made in the following 4 existing portfolio companies: BAC, Centile Holdings B.V. (“Centile”), Biogenic Reagents (“Biogenic”), and MVC Automotive.  The total capital committed in fiscal year 2015 was $62.4 million compared to $105.8 million and $95.7 million in fiscal years 2014 and 2013, respectively.

During fiscal year 2014 four new investments were made in: G3K Displays, Inc. (“G3K”) ($6.0 million), Inland Environmental & Remediation LP (“Inland”) ($15.0 million), Equus Total Return, Inc. (“Equus”) ($4.4 million) and Custom Alloy Corporation (“Custom Alloy”) ($23.0 million) and made 20 follow-on investments in the following 13 existing portfolio companies: Security Holdings B.V. (“Security Holdings”), Centile, Biogenic, MVC Automotive, RuMe, Morey’s Seafood International LLC (“Morey’s”), Equus, U.S. Gas & Electric, Inc. (“U.S. Gas”), Ohio Medical Corporation (“Ohio Medical”), Inland, U.S. Spray Drying Holding Company (“SCSD”), Biovation Holdings, Inc. (“Biovation”) and the MVC Private Equity Fund L.P. (“MVC PE Fund”).

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

Our portfolio company investments currently consist of common and preferred stock, other forms of equity interests and warrants or rights to acquire equity interests, senior and subordinated loans and convertible securities. At October 31, 2016, the fair value of our investments in portfolio companies was approximately $360.1 million and our total assets were approximately $434.5 million compared to the fair value of investments in portfolio companies of approximately $400.9 million and gross assets of approximately $516.8 million at October 31, 2015.

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

On July 16, 2004, the Company formed a wholly-owned subsidiary, MVC Financial Services, Inc. (“MVCFS”). MVCFS is incorporated in Delaware and its principal purpose is to provide advisory, administrative and other services to the Company and its portfolio companies.  The Company does not hold MVCFS for investment purposes. The results of MVCFS are consolidated into the Company and all inter-company accounts have been eliminated in consolidation.  On October 14, 2011, the Company formed a wholly-owned subsidiary, MVC Cayman, an exempted company incorporated in the Cayman Islands, to hold certain of its investments.  The results of MVC Cayman are also consolidated into the Company. During the fiscal year ended October 31, 2012 and thereafter, MVC Partners, LLC (“MVC Partners”) was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  The consolidation of MVC Partners has not had any material effect on the financial position or net results of operations of the Company.  During fiscal year ended October 31, 2014, MVC Turf, LLC (“MVC Turf”) was consolidated with the Company as MVC Turf is an MVC wholly-owned holding company.  The consolidation of MVC Turf has not had any material effect on the financial position or net results of operations of the Company.  Of the $21.0 million in cash and cash equivalents on the Company’s Consolidated Balance Sheets as of October 31, 2016, approximately $328,000 was held by MVC Turf, an MVC wholly-owned holding company, and approximately $238,000 held by MVCFS.  Also, as of October 31, 2016, approximately $1.1 million was held by MVC Cayman.

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

Substantially all amounts not invested in securities of portfolio companies are invested in short-term, highly liquid money market investments, U.S. Government issued securities, or held in cash in interest bearing accounts. As of October 31, 2016, the Company’s investments in short-term securities, U.S. Government issued securities and cash and cash equivalents were valued at $56.0 million. Of that amount, approximately $800,000 was restricted cash equivalents, which was related to the Company’s $500,000 of cash collateral for a third party working capital line of credit for MVC Environmental and $300,000 of cash collateral related to a third party letter of credit for RuMe.

CORPORATE HISTORY AND OFFICES

The Company was organized on December 2, 1999. Prior to July 2004, our name was meVC Draper Fisher Jurvetson Fund I, Inc. On March 31, 2000, the Company raised $330.0 million in an initial public offering whereupon it commenced operations as a closed-end investment company.

On December 2, 2002, the Company announced it had begun doing business under the name MVC Capital.

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

Mr. Tokarz and his team managed the Company under an internal structure through October 31, 2006. On September 7, 2006, the shareholders of the Company approved the Advisory Agreement (with over 92% of the votes cast on the agreement voting in its favor) that provided for the Company to be externally managed by TTG Advisers. The agreement took effect on November 1, 2006. TTG Advisers is a registered investment adviser that is controlled by Mr. Tokarz. All of the individuals (including the Company’s investment professionals) that had been previously employed by the Company as of the fiscal year ended October 31, 2006 became employees of TTG Advisers.  The Company’s investment approach and selection process has remained the same under the externalized management structure.  Our Board of Directors, including all of the Independent Directors, last approved a renewal of the Advisory Agreement at their in-person meeting held on October 28, 2016.

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

OUR INVESTMENT STRATEGY

On November 6, 2003, Mr. Tokarz assumed his current positions as Chairman and Portfolio Manager.  We seek to implement our investment objective (i.e., to maximize total return from capital appreciation and/or income) through making a broad range of private investments in a variety of industries. The investments can include common and preferred stock, other forms of equity interests and warrants or rights to acquire equity interests, senior and subordinated loans, or convertible securities. During the fiscal year ended October 31, 2016, the Company made six new investments and 9 follow-on investments in 6 existing portfolio companies, committing a total of $44.2 million of capital to these investments.

Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of October 31, 2016, 1.4% of our assets consisted of investments made by the Company’s former management team pursuant to the prior investment objective (the “Legacy Investments”). We are, however, managing these Legacy Investments to try and realize maximum returns. At October 31, 2016, the fair value of portfolio investments of the Legacy Investments was $5.9 million.  We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

Our new portfolio investments are made pursuant to our current objective and strategy. We are concentrating our investment efforts on small and middle-market companies that, in our view, provide opportunities to maximize total return from capital appreciation and/or income, though our current focus is more on yield generating investments. Under our investment approach, we have the authority to invest, without limit, in any one company, subject to any diversification limits that may be required in order for us to continue to qualify as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).  Presently due to our asset composition, compliance with the RIC requirements may limit our ability to make additional investments that represent more than 5% of our total assets or more than 10% of the outstanding voting securities of an issuer (“Non-Diversified Investments”).

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

We may also seek to achieve our investment objective by establishing a subsidiary or subsidiaries that would serve as general partner to a private equity or other investment fund(s).  Furthermore, the Board of Directors authorized the establishment of the MVC Private Equity Fund, L.P. (“PE Fund”), for which an indirect wholly-owned subsidiary, MVC GP II, LLC (“MVC GP II”), of the Company serves as the GP.  On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund.  The PE Fund closed on approximately $104 million of capital commitments.  As of October 31, 2016, $14.6 million of the Company’s commitment has been contributed.  The Company’s Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company’s ability to make Non-Diversified Investments through the PE Fund. As previously disclosed, the Company is restricted in its ability to make Non-Diversified Investments.  For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25% of all management fees and other fees paid by the PE Fund and its portfolio companies and up to 30% of the carried interest generated by the PE Fund.  Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund.  In exchange for providing those services, and pursuant to the Board of Directors’ authorization and direction, TTG Advisers is entitled to receive the balance of the fees and any carried interest generated by the PE Fund and its portfolio companies.  Given this separate arrangement with the GP and the PE Fund, under the terms of the Company’s Advisory Agreement with TTG Advisers, TTG Advisers is not entitled to receive from the Company a management fee or an incentive fee on assets of the Company that are invested in the PE Fund.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  Previously, MVC Partners was presented as a portfolio company on the Consolidated Schedule of Investments.  The consolidation of MVC Partners has not had any material effect on the financial position or net results of operations of the Company.  Please see Note 2 of our consolidated financial statements “Consolidation” for more information.

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

As of October 31, 2016 and October 31, 2015, the fair value/market value of the invested portion (excluding cash, escrow receivables and U.S. Treasury obligations) of our net assets as a percentage consisted of the following:

	Fair Value/Market Value as a Percentage of Our Net Assets
Type of Investment	As of October 31, 2016	As of October 31, 2015

Senior/Subordinated Loans and Credit facilities	50.76%	47.09%
Common Stock	6.38%	5.30%
Warrants	0.67%	0.56%
Preferred Stock	41.20%	50.68%
Guarantees	(0.10)%	(0.01)%
Common Equity Interest	19.25%	23.69%
LP Interest of the PE Fund	9.00%	7.46%
GP Interest of the PE Fund	0.23%	0.19%
LLC Interest	1.43%	1.36%

Substantially all amounts not invested in securities of portfolio companies are invested in short-term, highly liquid money market investments, U.S. Government issued securities, or held in cash in an interest bearing account. As of October 31, 2016, these investments were valued at approximately $56.0 million or 20.0% of net assets.

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

Providing Management Assistance. As a business development company, we are required to make managerial assistance available to the companies in our investment portfolio. In addition to the interest and dividends received from our investments, we often generate additional fee income for the structuring, diligence, transaction, administration and management services and financial guarantees we provide to our portfolio companies through the Company or our wholly-owned subsidiary, MVCFS.  In some cases, officers, directors and employees of the Company or the Adviser may serve as members of the Board of Directors or Board of Directors observers of portfolio companies.  The Company may provide guidance and management assistance to portfolio companies with respect to such matters as budgets, profit goals, business and financing strategies, management additions or replacements and plans for liquidity events for portfolio company investors such as a merger or initial public offering.

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

TTG Advisers follows established procedures for monitoring equity and loan investments. The investment professionals have developed a multi-dimensional flexible rating system for all of the Company’s portfolio investments. The rating grids are updated regularly and reviewed by the Portfolio Manager, together with the investment team. Additionally, the Company’s Valuation Committee (the “Valuation Committee”) meets at least quarterly, to review a written valuation memorandum and materials for each portfolio company and to discuss business updates. Furthermore, the Company’s Chief Compliance Officer administers the Company’s compliance policies and procedures, which includes the Company’s investments in portfolio companies.

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

OPERATING EXPENSES

During the fiscal year ended October 31, 2016, the Company bore the costs relating to the Company’s operations, including fees and expenses of the Independent Directors; fees of unaffiliated transfer agents, registrars and disbursing agents; legal and accounting expenses; costs of printing and mailing proxy materials and reports to shareholders; NYSE fees; management fee; incentive fee, if applicable; travel and due diligence costs related to investments; custodian fees and other extraordinary or nonrecurring expenses and other expenses properly payable by the Company.  It should be noted that the Company and TTG Advisers had entered into an agreement pursuant to which TTG Advisers would absorb or reimburse operating expenses of the Company to the extent necessary to limit the Company’s expense ratio to 3.5% in each of the 2009 and 2010 fiscal years (the consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation, payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund and extraordinary expenses taken as a percentage of the Company’s average net assets).  On various dates, TTG Advisers and the Company entered into annual agreements to extend the expense cap of 3.5% to the 2011, 2012, 2013 and 2014 fiscal years (“Expense Limitation Agreement”).  On October 28, 2014 and on October 29, 2015, the Company and the Adviser agreed to continue the expense cap into fiscal year 2015 and fiscal year 2016, respectively.  On October 29, 2015,  the Company and the Adviser lowered the expense cap percentage to 3.25% and modified the methodology so that the cap is applied to limit the Company’s ratio of expenses to total assets less cash (the “Modified Methodology”), consistent with the asset level used to calculate the base management fee. (The expenses covered by the cap remain unchanged.)  The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2010 through 2016, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  As of October 31, 2016, the Company did not have an investment in an exchange-traded fund.  On October 28, 2016, the Board approved the renewal of the Advisory Agreement for the 2017 fiscal year. Further, the Adviser agreed to continue to waive a portion of the base management fee so that it is reduced to 1.50% for fiscal year 2017.  Furthermore, the Company and the Adviser, similar to fiscal year 2016, agreed on an expense cap for fiscal 2017 of 3.25% under the Modified Methodology.

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

Pursuant to our Valuation Procedures, the Valuation Committee (which is comprised of three Independent Directors) determines fair values of portfolio company investments on a quarterly basis (or more frequently, if deemed appropriate under the circumstances). In doing so, the Committee considers the recommendations of TTG Advisers.  The Committee also takes into account input and reviews by third party consultants retained to support the Company’s valuation process. The Company has also adopted other enhanced processes related to valuations of controlled/affiliated portfolio companies. Any changes in valuation are recorded in the consolidated statements of operations as “Net unrealized appreciation (depreciation) on investments.”

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

At October 31, 2016, approximately 80.97% of total assets represented investments in portfolio companies recorded at fair value (“Fair Value Investments”).

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

Our investments are carried at fair value in accordance with ASC 820. Unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of the Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction.  At October 31, 2016, we did not own restricted or unrestricted securities of any publicly traded company in which we have a majority-owned interest, but did own one security in which we have a minority-owned interest.

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

The Valuation Committee determines fair value of loan and debt securities of Control Companies based on the estimate of the enterprise value of the portfolio company.  To the extent the enterprise value exceeds the remaining principal amount of the loan and all other debt securities of the company, the fair value of such securities is generally estimated to be par.  However, where the enterprise value is less than the remaining principal amount of the loan and all other debt securities, the Valuation Committee may discount the value of such securities to reflect an impairment.

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

Branch Banking and Trust Company (“BB&T”) also serves as the custodian for certain securities and other assets of the Company.  The principal business office of BB&T is 200 West 2nd Street, Winston Salem, North Carolina 27101.

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

At October 31, 2016, approximately 80.97% of our total assets represented portfolio investments recorded at fair value.

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

We previously identified a material weakness in our internal control over financial reporting, which has now been remediated. Any future failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our securities to decline.

We previously identified a material weakness in our internal control over financial reporting related to the valuation of certain portfolio companies and, as a result of such weakness, our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of October 31, 2014 and October 31, 2015. This contributed to a delay in the filing of certain prior financial statements. For more information on this matter and the remediation of the material weakness, please refer to Item 9A. Controls and Procedures.

Although we have remediated this material weakness in our internal control over financial reporting, any failure to improve our disclosure controls and procedures or internal control over financial reporting to address any identified weaknesses in the future, if they were to occur, could prevent us from maintaining accurate accounting records and discovering material accounting errors. Any of these results could adversely affect our business and the value of our common stock.

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

Our overall business of making loans or private equity investments may be affected by current and future market conditions. The absence of an active mezzanine lending or private equity environment may slow the amount of private equity investment activity. As a result, the pace of our investment activity may slow, which could impact our ability to achieve our investment objective. In addition, significant changes in the capital markets could have an effect on the valuations of private companies and on the potential for liquidity events involving such companies. This could affect the amount and timing of any gains realized on our investments and thus have a material adverse impact on our financial condition.

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

On October 31, 2016, the Company had a net capital loss carryforward of approximately $50.2 million. The Company had approximately $17.8 million in unrealized losses associated with Legacy Investments as of October 31, 2016.  If we experience an aggregate 50% shift in the ownership of our common stock from shareholder transactions over a three year period (e.g., if a shareholder acquires 5% or more of our outstanding shares of common stock, or if a shareholder who owns 5% or more of our outstanding shares of common stock significantly increases or decreases its investment in the Company), our ability to utilize our capital loss carryforwards to offset future capital gains may be severely limited.  Further, in the event that we are deemed to have failed to meet the requirements to qualify as a RIC, our ability to use our capital loss carryforwards could be adversely affected.   Please see Note 12 of our consolidated financial statements “Tax Matters” for more information.

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

To fund new investments, periodically we may need to issue equity securities or borrow from financial institutions. Unfavorable economic conditions, amongst other things, could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us.  If we fail to obtain capital to fund our investments, it could limit both our ability to grow our business and our profitability.  With certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ depends on TTG Advisers’ and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to maintain our current facilities or obtain other lines of credit at all or on terms acceptable to us.

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

We are subject to market discount risk.

As with any stock, the price of our shares will fluctuate with market conditions and other factors. If shares are sold, the price received may be more or less than the original investment. Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our NAV, but will depend upon the market price of the shares at the time of sale. Since the market price of our shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the shares will trade at, below or above our NAV. Although our shares, from time to time, had traded at a premium to our NAV, in more recent years, our shares have traded at a discount to NAV, which discount may fluctuate over time.

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

As of October 31, 2016, we borrowed $35 million under our short-term credit facility, Credit Facility II (as defined below), which is due on February 28, 2017.  Further, we have approximately $114.4 million in aggregate principal amount of Senior Notes (as defined below), due on January 15, 2023.  See Note 17 Subsequent Events for additional information.

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

As of October 31, 2016, 1.4% of the Company’s assets consisted of Legacy Investments.  These investments were made pursuant to the Company’s prior investment objective of seeking long-term capital appreciation from venture capital investments in information technology companies. Generally, a cash return may not be received on these investments until a “liquidity event,” i.e., a sale, public offering or merger, occurs. Until then, these Legacy Investments remain in the Company’s portfolio. The Company is managing them to seek to realize maximum returns.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of portfolio companies and/or in a limited number of industries.  As of October 31, 2016, the fair value of our largest investment, U.S. Gas & Electric, Inc. (“U.S. Gas”), comprised 35.8% of our net assets.  Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may continue to be significantly represented among our investments.  To the extent that we have large positions in the securities of a small number of portfolio companies, we are subject to an increased risk of significant loss should the performance or financial condition of these portfolio companies or their respective industries deteriorate.  We may also be more susceptible to any single economic or regulatory occurrence as a result of holding large positions in a small number of portfolio companies.  See the risk factor below regarding the industry in which U.S. Gas operates.

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

ITEM 4.                              MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.                              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s shares of common stock began to trade on the NYSE on June 26, 2000, under the symbol “MVC.” The Company had 5,184 shareholders on December 15, 2016.

The following table reflects, for the periods indicated, the high and low closing prices per share of the Company’s common stock on the NYSE, by quarter.

	QUARTER ENDED	HIGH	LOW
FISCAL YEAR 2016
	10/31/16	$8.71	$7.95
	07/31/16	$8.37	$7.14
	04/30/16	$7.72	$6.85
	01/31/16	$8.49	$6.82
FISCAL YEAR 2015
	10/31/15	$9.73	$8.02
	07/31/15	$10.36	$9.61
	04/30/15	$10.11	$9.36
	01/31/15	$11.24	$9.48

PERFORMANCE GRAPH

This graph compares the return on our common stock with that of the Standard & Poor’s (“S&P”) 500 Stock Index and the Russell 2000 Financial Index for the fiscal years 2012 through 2016.  The graph assumes that, on October 31, 2011, a person invested $10,000 in each of our common stock, the S&P 500 Stock Index, and the Russell 2000 Financial Index.  The graph measures total shareholder return, which takes into account both changes in stock price and dividends.  It assumes that dividends paid are reinvested in additional shares of our common stock.  Past performance is no guarantee of future results.

Shareholder Return Performance Graph
Five-Year Cumulative Total Return1

(Through October 31, 2016)

1 Total Return includes reinvestment of dividends through October 31, 2016.  Past performance is no guarantee of future results.

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

We may terminate the Plan upon providing written notice to each shareholder participating in the Plan at least 60 days prior to the effective date of such termination. We may also materially amend the Plan at any time upon providing written notice to shareholders participating in the Plan at least 30 days prior to such amendment (except when necessary or appropriate to comply with applicable law or rules and policies of the SEC or other regulatory authority). You may withdraw from the Plan upon providing notice to the Plan Agent. You may obtain additional information about the Plan from the Plan Agent.  Below is a description of our dividends declared during fiscal years 2015 and 2016:

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

For the Quarter Ended October 31, 2016

On October 14, 2016, the Company’s Board of Directors declared a dividend of $0.135 per share.  The dividend was paid on October 31, 2016 to shareholders of record on October 24, 2016 and totaled approximately $3.0 million.

During the quarter ended October 31, 2016, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 7,642 shares of our common stock at an average price of $8.51, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

The Company designated 72.96% of dividends declared and paid during the fiscal year ended October 31, 2016 from net operating income as qualified dividend income under the Jobs Growth and Tax Relief Reconciliation Act of 2003.

Corporate shareholders may be eligible for a dividend received deduction for certain ordinary income distributions paid by the Company. The Company designated 72.96% of dividends declared and paid during the fiscal year ended October 31, 2016 from net operating income as qualifying for the dividends received deduction.  The information necessary to prepare and complete shareholder’s tax returns for the 2016 calendar year will be reported separately on form 1099-DIV, if applicable, in February 2017.

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

PURCHASES OF COMMON STOCK

In fiscal 2016, as part of the Plan, we directed the Plan Agent to purchase a total of 41,737 shares of our common stock for an aggregate amount of $328,509 in the open market in order to satisfy the reinvestment portion of our dividends.  The following chart outlines purchases of our common stock during fiscal 2016.

	Total Number of Shares	Average Price paid Per Share
Quarter Ended	Purchased	Including Commission

10/31/2016	7,642	$8.51
7/31/2016	7,915	$8.09
4/30/2016	8,337	$7.55
1/31/2016	17,843	$7.65

SHARE REPURCHASE PROGRAM

On April 3, 2013 the Company’s Board of Directors authorized an expanded share repurchase program to opportunistically buy back shares in the market in an effort to narrow the market discount of its shares.  The previously authorized $5 million limit has been eliminated.  Under the repurchase program, shares may be repurchased from time to time at prevailing market prices. The repurchase program does not obligate the Company to acquire any specific number of shares and may be discontinued at any time.  The following table represents purchases made under our stock repurchase program for the fiscal years ended October 31, 2013 through fiscal year ended October 31, 2016.

Period *	Total Number of Shares Purchased	Average Price Paid per Share including commission	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Purchased Under the Program
For the Year Ended October 31, 2013	1,299,294	$12.83	1,299,294	$16,673,207
For the Year Ended October 31, 2014	310,706	$13.24	1,610,000	$4,114,967
For the Year Ended October 31, 2015	—	—	1,610,000	—
For the Year Ended October 31, 2016	146,409	$8.31	1,756,409	$1,216,746
Total	1,756,409	$12.53	1,756,409	$22,004,920

*Disclosure covering repurchases made on a monthly basis is available on the Company’s website at http://www.mvccapital.com

ITEM 6.                                                SELECTED CONSOLIDATED FINANCIAL DATA

Financial information for the fiscal years ended October 31, 2016, 2015, 2014, 2013 and 2012 are derived from the consolidated financial statements.  Fiscal years 2012 through 2014 have been audited by Ernst & Young LLP, the Company’s predecessor independent registered public accounting firm, and fiscal years 2015 and 2016 have been audited by Grant Thornton LLP, the Company’s current independent registered public accounting firm.  Quarterly financial information is derived from unaudited financial data, but in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments), which are necessary to present fairly the results for such interim periods.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

Selected Consolidated Financial Data

	Year Ended October 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$32,698	$20,402	$15,311	$19,621	$25,205
Fee income	3,255	2,048	1,562	2,853	1,940
Fee income - asset management	1,414	1,249	1,910	1,795	2,300
Other income	—	—	1,033	493	442

Total operating income	37,367	23,699	19,816	24,762	29,887

Expenses:
Management fee	7,590	7,845	8,681	7,833	8,588
Portfolio fees - asset management	741	767	986	418	968
Management fee - asset management	319	160	354	929	757
Administrative	4,253	5,305	3,672	3,712	3,573
Interest and other borrowing costs	10,212	10,230	9,442	6,724	3,367
Net Incentive compensation (Note 5)	(2,030)	(9,757)	(4,750)	3,828	(5,937)

Total operating expenses	21,085	14,550	18,385	23,444	11,316

Expense waiver by Advisor	(150)	(150)	(150)	(150)	(150)
Voluntary management fee waiver by Advisor	(1,897)	—	—	—	(59)
Voluntary incentive fee waiver by Advisor	(1,000)	—	—	—	(2,345)
Total waiver by adviser	(3,047)	(150)	(150)	(150)	(2,554)

Total net operating expenses	18,038	14,400	18,235	23,294	8,762

Net operating income before taxes	19,329	9,299	1,581	1,468	21,125

Tax expense, net	2	2	2	4	4

Net operating income	19,327	9,297	1,579	1,464	21,121

Net realized and unrealized (loss) gain:
Net realized (loss) gain on investments	(45,157)	3,700	16,520	43,665	(20,518)
Net unrealized appreciation (depreciation) on investments	28,628	(50,557)	(37,941)	(25,860)	(22,257)

Net realized and unrealized (loss) gain on investments	(16,529)	(46,857)	(21,421)	17,805	(42,775)

Net increase (decrease) in net assets resulting from operations	$2,798	$(37,560)	$(19,842)	$19,269	$(21,654)

Per Share:
Net increase (decrease) in net assets per share resulting from operations	$0.12	$(1.66)	$(0.88)	$0.82	$(0.90)
Dividends per share	$0.710	$0.540	$0.540	$0.540	$0.495
Balance Sheet Data:
Portfolio at value	$360,120	$400,876	$447,630	$417,921	$404,171
Portfolio at cost	374,712	443,717	439,970	371,932	332,432
Total assets	434,491	516,842	577,713	564,450	456,431
Shareholders’ equity	279,558	294,076	343,903	376,086	386,016
Shareholders’ equity per share (net asset value)	$12.39	$12.95	$15.15	$16.63	$16.14
Common shares outstanding at period end	22,556	22,703	22,703	22,618	23,917
Other Data:
Number of Investments funded in period	15	13	24	15	11
Investments funded ($) in period	$43,968	$62,591	$103,671	$95,701	$11,300
Repayment/sales in period	75,105	65,247	62,508	103,069	19,950
Net investment activity in period	(31,137)	(2,656)	41,163	(7,368)	(8,650)

	2016				2015				2014
	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):

Total operating income	$5,417	$8,005	$15,855	$8,090	$6,046	$7,524	$5,273	$4,856	$4,325	$5,016	$5,862	$4,613

Management fee	1,721	1,932	1,958	1,979	1,900	1,899	2,066	1,980	2,121	2,144	2,227	2,189
Portfolio fees - asset management	183	185	186	187	187	189	187	204	386	153	341	106
Management fee - asset management	72	60	86	101	85	77	(18)	16	(126)	17	231	232
Administrative	802	1,319	1,174	958	1,685	1,136	1,325	1,159	942	1,095	727	908
Interest, fees and other borrowing costs	2,598	2,488	2,497	2,629	2,532	2,627	2,616	2,455	2,355	2,426	2,406	2,255
Net Incentive compensation	577	(1,512)	1,135	(2,230)	(771)	(3,404)	(3,462)	(2,120)	(2,339)	568	(3,414)	435
Total waiver by adviser	(467)	(521)	(1,527)	(532)	(37)	(38)	(37)	(38)	(37)	(38)	(37)	(38)
Tax expense	1	—	1	—	—	1	1	—	—	1	—	1
Net operating (loss) income before net realized and unrealized gains	(70)	4,054	10,345	4,998	465	5,037	2,595	1,200	1,023	(1,350)	3,381	(1,475)
Net increase (decrease) in net assets resulting from operations	$5,279	$(3,536)	$6,046	$(4,991)	$(2,045)	$(13,959)	$(11,813)	$(9,743)	$(10,614)	$1,738	$(12,651)	$1,685
Net increase (decrease) in net assets resulting from operations per share	$0.23	$(0.16)	$0.26	$(0.21)	$(0.10)	$(0.61)	$(0.52)	$(0.43)	$(0.46)	$0.07	$(0.57)	$0.08
Net asset value per share	$12.39	$12.27	$12.56	$12.43	$12.95	$13.18	$13.93	$14.58	$15.15	$15.75	$15.89	$16.57

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

The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests and other private equity transactions, among other investments. During the fiscal year ended October 31, 2015, the Company made eight new investments and made 5 follow-on investments in 4 existing portfolio companies committing a total of approximately $62.4 million to these investments.  During the fiscal year ended October 31, 2016, the Company made six new and 9 follow-on investments in 6 existing portfolio companies totaling approximately $44.2 million.

Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of October 31, 2016, 1.4% of the current fair value of our assets consisted of Legacy Investments. We are, however, managing these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

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

OPERATING INCOME

For the Fiscal Years Ended October 31, 2016, 2015 and 2014. Total operating income was $37.4 million for the fiscal year ended October 31, 2016 and $23.7 million for the fiscal year ended October 31, 2015, an increase of $13.7 million.  Fiscal year 2015 operating income increased by approximately $3.9 million compared to Fiscal year 2014 operating income of $19.8 million.

For the Fiscal Year Ended October 31, 2016

Total operating income was $37.4 million for the fiscal year ended October 31, 2016. The increase in operating income over the same period last year was primarily due to an increase in dividend income and fee income from the Company’s portfolio companies.  The Company earned approximately $32.7 million in interest and dividend income from investments in portfolio companies.  Of the $32.7 million recorded in interest/dividend income, $12.5 million was dividend income from U.S. Gas and approximately $4.8 million was “payment in kind”/deferred interest.  The “payment in kind”/deferred interest is computed at the contractual rate specified in each investment agreement and may be added to the principal balance of each investment. The Company’s debt investments yielded annualized rates from 5.0% to 16.0%.  The Company also received fee income from asset management of the PE Fund and its portfolio companies totaling approximately $1.4 million and fee income from the Company’s portfolio companies of approximately $3.3 million, of which $2.3 million was one-time fee income related to the Ohio Medical sale, totaling approximately $4.7 million in fee income.  Of the $1.4 million of fee income from asset management activities, 75% of the income is obligated to be paid to TTG Advisers.  However, under the PE Fund’s agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

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

OPERATING EXPENSES

For the Fiscal Years Ended October 31, 2016, 2015 and 2014.  Net Operating expenses were $18.0 million for the fiscal year ended October 31, 2016 and $14.4 million for the fiscal year ended October 31, 2015, an increase of $3.6 million.  Fiscal year 2015 operating expenses decreased by approximately $3.8 million compared to Fiscal year 2014 operating expenses of $18.2 million.

For the Fiscal Year Ended October 31, 2016

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $18.02 million or 6.35% of the Company’s average net assets for the fiscal year ended October 31, 2016.  Significant components of operating expenses for the fiscal year ended October 31, 2016 were interest and other borrowing costs of approximately $10.2 million and management fee expense paid by the Company of approximately $5.7 million, which is net of the voluntary management fee waiver of approximately $1.9 million.

The approximately $3.6 million increase in the Company’s net operating expenses for the fiscal year ended October 31, 2016 compared to the same period in 2015, was primarily due to the approximately $6.7 million increase in the estimated provision for incentive compensation expense, including a $1.0 million incentive fee waiver for the fiscal year ended October 31, 2016, which was partially offset by an approximately $2.2 million decrease in management fee expense that included a voluntary management fee waiver of approximately $1.9 million.  The approximately $1.0 million decrease in audit and tax preparation fees for the fiscal year ended October 31, 2016 compared to the same period in 2015 was due to the delay in filing both the Annual Report on Form 10-K for the fiscal year ended October 31, 2015 and the Quarterly Report for the period ended January 31, 2016 and the timing of the work performed by the Company’s auditors during the fiscal year ended October 31, 2016.  The portfolio fees - asset management are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  On October 28, 2016, the Board approved the renewal of the Advisory Agreement for the 2017 fiscal year. Further, the Adviser agreed to continue to waive a portion of the base management fee so that it is reduced to 1.50% for fiscal year 2017.  In March 2016, the Adviser agreed to modify its prior agreement to waive, effective November 1, 2015, the first $1.0 million of capital gains incentive fee due under the Advisory Agreement, such that the $1.0 million waiver of incentive fee would be applied to any incentive fee due under the agreement, whether it is a capital gains incentive fee or net operating income incentive fee.  Furthermore, the Company and the Adviser, similar to fiscal year 2016, agreed on an expense cap for fiscal 2017 of 3.25% under the Modified Methodology.  The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2010 through

2016, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  As of October 31, 2016, the Company did not have an investment in an exchange traded fund.  Under the Modified Methodology, for the fiscal year ended October 31, 2016, the Company’s expense ratio was 2.47%, (taking into account the same carve outs as those applicable to the expense cap).

Pursuant to the terms of the Advisory Agreement, during the fiscal year ended October 31, 2016, the provision for incentive compensation was decreased by a net amount of approximately $3.0 million to approximately $1.9 million, including both the net operating income incentive fee and the capital gains incentive fee.  The net decrease in the provision for incentive compensation during the fiscal year ended October 31, 2016 primarily reflects the Valuation Committee’s determination to decrease the fair values of sixteen of the Company’s portfolio investments (Custom Alloy, MVC Automotive, Security Holdings, SGDA Europe, Tekers, Turf, JSC Tekers, RuMe, BAC, Biogenics, Morey’s, Ohio Medical, Equus, Legal Solutions, MVC Environmental and Initials) by a total of approximately $32.0 million.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of ten of the Company’s portfolio investments (NPWT, Centile, SCSD, Agri-Carriers, RX, U.S. Gas, Advantage, Thunderdome, U.S. Tech and Vestal) by a total of approximately $8.5 million.  For the fiscal year ended October 31, 2016, no incentive compensation was paid.  For the quarter ended April 30, 2016, a $2.1 million provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income exceeded the hurdle rate.  A $1.0 million incentive fee waiver was recorded during the quarter ended April 30, 2016 resulting in a net $1.1 million provision being recorded for the net operating income portion of the incentive fee.  For the quarter ended October 31, 2016, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income for the quarter did not exceed the hurdle rate.  Please see Note 5 of our consolidated financial statements “Incentive Compensation” for more information.

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

The approximately $3.8 million decrease in the Company’s net operating expenses for the fiscal year ended October 31, 2015 compared to the same period in 2014, was primarily due to the approximately $5.0 million decrease in the estimated provision for incentive compensation expense and approximately $836,000 decrease in management fees, which was partially offset by an increase in interest and other borrowing costs of approximately $788,000 and an increase in audit and tax preparation fees, which was due to the fiscal year 2014 restatements and related expenses, totaling $836,000.  The portfolio fees - asset management are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE

Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  For the 2015 fiscal year, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  TTG Advisers voluntarily agreed that any assets of the Company that were invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  TTG Advisers has voluntarily agreed to waive any management fees on the Company’s assets invested in Equus common stock.  The Company and the Adviser have agreed to continue the expense cap of 3.5% (on consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation, payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund and extraordinary expenses taken as a percentage of the Company’s average net assets)  into fiscal year 2015, though they modified the methodology so that the cap is applied to limit the Company’s ratio of expenses to total assets less cash (the “Modified Methodology”), consistent with the asset level used to calculate the base management fee. (The expenses covered by the cap remain unchanged.)   Under the Modified Methodology, for the fiscal year ended October 31, 2015, the Company’s expense ratio was 3.21% (taking into account the same carve outs as those applicable to the expense cap).

Pursuant to the terms of the Advisory Agreement, during the fiscal year ended October 31, 2015, the provision for incentive compensation was decreased by a net amount of approximately $9.7 million to approximately $5.0 million.  The net decrease in the provision for incentive compensation during the fiscal year ended October 31, 2015 primarily reflects the Valuation Committee’s determination to decrease the fair values of sixteen of the Company’s portfolio investments (Custom Alloy, NPWT, BAC, Tekers, PrePaid Legal, Centile, Biovation, Inland, MVC Automotive, Ohio Medical, SGDA Europe, Security Holdings, JSC Tekers, Morey’s, Velocitius and Equus) by a total of approximately $58.2 million.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of five of the Company’s portfolio investments (Turf, RuMe, Biogenic, Advantage Insurance and SCSD) by a total of approximately $4.3 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $4.7 million due to a PIK distribution, which was treated as a return of capital.  For the fiscal year ended October 31, 2015, no incentive compensation fee was paid.  Also, for the fiscal year ended October 31, 2015, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.  Please see Note 5 of our consolidated financial statements “Incentive Compensation” for more information.

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

REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES

For the Fiscal Years Ended October 31, 2016, 2015 and 2014. Net realized losses for the fiscal year ended October 31, 2016 were approximately $45.2 million and net realized gains for the fiscal year ended October 31, 2015 were $3.7 million, a decrease of approximately $48.9 million.  Net realized gains for the fiscal year ended October 31, 2014 were $16.5 million.

For the Year Ended October 31, 2016

Net realized losses for the fiscal year ended October 31, 2016 were approximately $45.2 million.  The Company’s net realized loss for the fiscal year ended October 31, 2016 was primarily due to realized losses of approximately $30.5 million on the sale of Ohio Medical common and preferred stock, approximately $6.2 million on the Inland senior secured loan and warrant and approximately $5.6 million on the G3K loan and warrant.

On December 22, 2015, the Company realized a loss of approximately $1.5 million as a result of the dissolution of Biovation.

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

On October 31, 2016, the Company realized a loss of approximately $5.6 million on its investment in G3K.

During the fiscal year ended October 31, 2016, the Company also recorded net realized gains of approximately $126,000 with the sale of its short-term investments and net realized losses of approximately $360,000 on its escrow receivables.

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

On May 29, 2015, the Company sold its 81,000 shares of common stock in Vestal for approximately $17.9 million resulting in a realized gain of approximately $15.0 million.  The total proceeds included a $1.0 million dividend and assumes full receipt of the escrow proceeds.  The $600,000 loan was also repaid in full including all accrued interest.

On October 16, 2015, the Company sold its remaining common equity interest in Velocitius and received zero proceeds resulting in a realized loss of approximately $2.7 million.

On October 30, 2015, the Company realized a loss of $6.7 million from the dissolution of HH&B.

During the fiscal year ended October 31, 2015, the Company also recorded net realized gains of approximately $302,000 from the sale of its short-term investments.

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

UNREALIZED APPRECIATION AND DEPRECIATION ON PORTFOLIO SECURITIES

For the Fiscal Years Ended October 31, 2016, 2015 and 2014. The Company had a net change in unrealized appreciation on portfolio investments of $28.6 million for the fiscal year ended October 31, 2016 and unrealized depreciation of $50.6 million for the fiscal year ended October 31, 2015, an increase of $79.2 million.  The Company had a net change in unrealized depreciation on portfolio investments of $37.9 million for the fiscal year ended October 31, 2014.

For the Fiscal Year Ended October 31, 2016

The Company had a net change in unrealized appreciation on portfolio investments of approximately $28.6 million for the fiscal year ended October 31, 2016.  The change in unrealized appreciation for the fiscal year ended October 31, 2016 primarily resulted from the reversal of the unrealized depreciation on the Ohio Medical common and preferred stock, Inland senior secured loan and warrants, the Biovation bridge loan and warrant, G3K loan and the NPWT common and preferred stock by a total of approximately $45.4 million.  The net change is also a result of the Valuation Committee determination to increase the fair value of the Company’s investments in: Turf guarantee by approximately $27,000, RuMe series B-1 preferred stock by $349,000 and warrant by approximately $718,000, Agri-Carriers loan by approximately $95,000, Thunderdome loan by $30,000, Equus common stock by approximately $667,000, U.S. Tech loan by $50,000, Vestal loan by approximately $57,000, common stock by approximately $427,000 and warrants by approximately $438,000, U.S. Gas preferred stock series I by $5.7 million, Advantage preferred stock by approximately $289,000, Foliofn preferred stock by approximately $344,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $3.3 million, NPWT preferred stock by $4,000, Centile equity interest by $474,000, RX loan by approximately $230,000 and SCSD common stock by $750,000.    These changes in unrealized appreciation were partially off-set by the Valuation Committee determination to decrease the fair value of the Company’s investments in: Custom Alloy second lien and unsecured loans by a total of approximately $6.5 million, MVC Automotive equity interest by approximately $2.7 million, RuMe common stock by approximately $384,000, series C preferred stock by $632,000 and guarantee by approximately $278,000, SGDA Europe equity interest by approximately $4.8 million, Tekers common stock by $342,000 and loan by approximately $28,000, Initials loan by approximately $65,000, Turf loan by approximately $107,000, MVC Environmental common stock by $1.5 million, Security Holdings equity interest by $10.4 million, JSC Tekers preferred stock by approximately $1.3 million and common stock by $4,000, Biogenic warrant and loans by a total of approximately $2.4 million, Morey’s loan by approximately $323,000, Legal Solutions loan by approximately $129,000 and BAC common stock by approximately $500,000.

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

PORTFOLIO INVESTMENTS

For the Fiscal Years Ended October 31, 2016 and October 31, 2015. The cost of the portfolio investments held by the Company at October 31, 2016 and October 31, 2015 was $374.7 million and $443.7 million, respectively, representing a decrease of $69.0 million. The aggregate fair value of portfolio investments at October 31, 2016 and at October 31, 2015 was $360.1 million and $400.9 million, respectively, representing a decrease of $40.8 million.  The cost and fair value of cash and cash equivalents held by the Company at October 31, 2016 and October 31, 2015 was $21.0 million and $16.8 million, respectively, representing an increase of approximately $4.2 million.  The cost and fair value of U.S. Treasury obligations held by the Company at October 31, 2016 was $35.0 million and at October 31, 2015 were $89.8 million and $89.7 million, respectively.

For the Fiscal Year Ended October 31, 2016

During the fiscal year ended October 31, 2016, the Company made six new investments, committing capital that totaled approximately $35.7 million.  The investments were made in Somotra ($1.7 million), Pride ($5.1 million), Dukane ($7.0 million), Quantum ($10.0 million), FDS ($2.3 million) and HTI ($9.6 million).

During the fiscal year ended October 31, 2016, the Company made 9 follow-on investments in six existing portfolio companies that totaled approximately $8.5 million.  On November 20, 2015 and December 3, 2015, the Company invested an additional $538,000 and $1.1 million, respectively, in MVC Automotive common equity.  On January 4, 2016, the Company loaned an additional $1.5 million to Legal Solutions, which increased the senior subordinated loan to approximately $10.2 million. On February 1, 2016, the Company loaned an additional $1.1 million to Thunderdome, which increased the second lien loan to approximately $3.0 million.  On May 5, 2016, the Company loaned $30,000 to BAC in the form of a senior loan with an interest rate of 5% and a maturity date of May 5, 2021.  On June 28, 2016, the Company loaned approximately $1.7 million to MVC Automotive in the form of a bridge loan with an interest rate of 6% and a maturity date of December 31, 2016.  On June 28, 2016, the Company loaned approximately $28,000 to Tekers in the form of a bridge loan with an interest rate of 6% and a maturity date of June 27, 2017.  On October 12, 2016, the Company loaned an additional $1.6 million to MVC Automotive in the form of a bridge loan and extended the maturity date to June 30, 2017.  The loan had an outstanding balance at October 31, 2016 of approximately $3.3 million.  On October 7, 2016, the Company loaned RuMe $900,000 in the form of a subordinated note with an interest rate of 10% and a maturity date of October 7, 2017.  The Company also guaranteed $1.0 million of a third party’s working capital line of credit and received a warrant at no cost and allocated a portion of the cost basis of the loan to the warrant at the time the investment was made.

On November 3, 2015, Results Companies repaid its loan in full totaling approximately $10.0 million, including all accrued interest.

On December 22, 2015, the Company realized a loss of approximately $1.5 million due to the dissolution of Biovation.

On December 24, 2015, the Company realized losses of approximately $5.5 million on Inland senior secured loan and $713,000 on its warrants as part of Inland’s restructuring.  As part of the restructuring, the Company obtained a $6.0 million senior secured loan from MVC Environmental, a holding company formed by the Company that owns and operates intellectual property and environmental service facilities for oil and gas waste recycling related to Inland, and received 950 of its common shares.  The loan bears annual interest of 9% and matures on December 22, 2020.

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

On September 19, 2016, Agri-Carriers repaid $11.8 million of principal on its loan.  In addition, Agri-Carriers repaid all outstanding accrued and deferred interest for a total payment of approximately $13.7 million.

On October 31, 2016, the Company realized a loss of approximately $5.6 million on its investment in G3K.

During the fiscal year ended October 31, 2016, the Company recorded a distribution of approximately $1.9 million from Security Holdings of which a portion was recorded as a return of capital and a portion was recorded as dividend income.

During the fiscal year ended October 31, 2016, the Company received distributions totaling approximately $97,000 from the PE Fund that were recorded as dividend income.

During the fiscal year ended October 31, 2016, Thunderdome made principal payments totaling approximately $51,000 on its second lien loan.  The Company subsequently loaned Thunderdome an additional $1.1 million.  The balance of the loan at October 31, 2016 was approximately $3.0 million.

During the fiscal year ended October 31, 2016, Dukane made principal payments totaling approximately $36,000 on its second lien loan.  The balance of the loan at October 31, 2016 was approximately $7.1 million.

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

During the quarter ended July 31, 2016, the Valuation Committee increased the fair value of the Company’s investments in: Agri-Carriers loan by approximately $120,000, Thunderdome loan by $30,000, U.S. Tech loan by $50,000, Advantage preferred stock by approximately $161,000, Morey’s loan by approximately $358,000, Turf loan by approximately $14,000 and guarantee by approximately $6,000, Vestal loan by approximately $129,000, common stock by approximately $462,000 and warrants by approximately $459,000, MVC Environmental common stock by $67,000, Foliofn preferred stock by approximately $324,000, Legal Solutions loan by approximately $271,000 and Security Holdings equity interest by $292,000.  The Valuation Committee also increased the Ohio Medical escrow by approximately $210,000 that was recorded as a realized gain.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, Vestal, Agri-Carriers, Initials, Legal Solutions, MVC Environmental, Dukane and U.S. Gas were due to the capitalization of PIK interest totaling $1,865,633.  The Valuation Committee also decreased the fair value of the Company’s investments in: Custom Alloy second lien and unsecured loans by a total of approximately $2.9 million, Tekers common stock by $41,000 and loan by approximately $28,000, BAC common stock by approximately $72,000, Centile equity interest by $17,000, Initials loan by approximately $32,000, JSC Tekers preferred stock by approximately $1.0 million, MVC Automotive equity interest by approximately $448,000, SGDA Europe equity interest by approximately $245,000, Biogenic warrant and loans by a total of approximately $5.5 million and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $356,000.

During the quarter ended October 31, 2016, the Valuation Committee increased the fair value of the Company’s investments in: Advantage preferred stock by approximately $195,000, Custom Alloy second lien loan by approximately $256,000, Foliofn preferred stock by approximately $240,000, Legal Solutions loan by approximately $1,000, Morey’s loan by approximately $415,000, Turf guarantee by approximately $9,000, U.S. Gas preferred stock series I by $9.6 million, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.9 million, RuMe warrant by approximately $718,000 and the Biogenic loans by a total of approximately $3.2 million.  The Valuation Committee also increased the Ohio Medical escrow by approximately $364,000 that was recorded as a realized gain.  In addition, increases in the cost basis and fair value of the loans to Vestal, HTI, Legal Solutions, MVC Environmental, Dukane and U.S. Gas were due to the capitalization of PIK interest totaling $402,287.  The Valuation Committee also decreased the fair value of the Company’s investments in: BAC common stock by approximately $298,000, Centile equity interest by $50,000, Custom Alloy unsecured loan by approximately $32,000, Initials loan by approximately $35,000, JSC Tekers preferred stock by approximately $139,000, MVC Automotive equity interest by approximately $1.7 million, RuMe common stock by $240,000, series C preferred stock by $1.1 million, series B-1 preferred stock by $158,000 and guarantee by approximately $278,000, Security Holdings equity interest by $7.0 million, SGDA Europe equity interest by approximately $1.4 million, Turf loan by approximately $2,000, Vestal loan by approximately $72,000, common stock by approximately $35,000 and warrants by approximately $21,000 and MVC Environmental common stock by $1.5 million.

During the fiscal year ended October 31, 2016, the Valuation Committee increased the fair value of the Company’s investments in: Turf guarantee by approximately $27,000, RuMe series B-1 preferred stock by $349,000 and warrant by approximately $718,000, Agri-Carriers loan by approximately $95,000, Thunderdome loan by $30,000, U.S. Tech loan by $50,000, Vestal loan by approximately $57,000, common stock by approximately $427,000 and warrants by approximately $438,000, U.S. Gas preferred stock series I by $5.7 million, Advantage preferred stock by approximately $289,000, Foliofn preferred stock by approximately $344,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $3.3 million, NPWT preferred stock by $4,000, Centile equity interest by $474,000, RX loan by approximately $230,000 and SCSD common stock by $750,000.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, Vestal, Agri-Carriers, RX, Legal Solutions, Initials, MVC Environmental, Dukane and U.S. Gas were due to the capitalization of PIK interest totaling $7,100,750.  The Valuation Committee also decreased the fair value of the Company’s investments in: Custom Alloy second lien and unsecured loans by a total of approximately $6.5 million, MVC Automotive equity interest by approximately $2.7 million, RuMe common stock by approximately $384,000, series C preferred stock by $632,000 and guarantee by approximately $278,000, SGDA Europe equity interest by approximately $4.8 million, Tekers common stock by $342,000 and loan by approximately $28,000, Initials loan by approximately $65,000, Turf loan by approximately $107,000, MVC Environmental common stock by $1.5 million, Security Holdings equity interest by $10.4 million, JSC Tekers preferred stock by approximately $1.3 million and common stock by $4,000, Biogenic warrant and loans by a total of approximately $2.4 million, Morey’s loan by approximately $323,000, Legal Solutions loan by approximately $129,000, BAC common stock by approximately $500,000 and the Ohio Medical escrow by approximately $534,000 that was recorded as a realized loss.

At October 31, 2016, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $360.1 million with a cost basis of $374.7 million.  At October 31, 2016, the fair value and cost basis of Legacy Investments was $5.9 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $354.2 million and $350.9 million, respectively.  At October 31, 2015, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $400.9 million with a cost basis of $443.7 million.  At October 31, 2015, the fair value and cost basis of the Legacy Investments was $5.6 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $395.3 million and $419.9 million, respectively.

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

Portfolio Companies

During the fiscal year ended October 31, 2016, the Company had investments in the following portfolio companies:

Actelis Networks, Inc.

Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.

At October 31, 2015 and October 31, 2016, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million.  The investment has been fair valued at $0.

Advantage Insurance Holdings

Advantage, Cayman Islands, is a provider of specialty insurance, reinsurance and related services to business owners and high net worth individuals.

At October 31, 2015, the Company’s investment in Advantage consisted of 750,000 shares of preferred stock at a cost basis of $7.5 million and a fair value of approximately $8.0 million.

During the fiscal year ended October 31, 2016, the Valuation Committee increased the fair value of the preferred stock by approximately $289,000.

At October 31, 2016, the Company’s investment in Advantage consisted of 750,000 shares of preferred stock at a cost basis of $7.5 million and a fair value of approximately $8.3 million.

Bruce Shewmaker, an officer of the Company, previously served as a director of Advantage.

Agri-Carriers Group, Inc.

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

During the fiscal year ended October 31, 2016, the Valuation Committee increased the fair value of the loan by approximately $95,000.

On September 19, 2016, Agri-Carriers repaid $11.8 million of principal on its loan.  In addition, Agri-Carriers repaid all outstanding accrued and deferred interest for a total payment of approximately $13.7 million.

At October 31, 2016, the Company no longer held an investment in Agri-Carriers.

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

On September 26, 2016, Biogenics entered into an Assignment for the Benefit of Creditors in order to ensure an efficient sale of the assets. The Company is exploring an asset sale of the tangible and intangible assets of Biogenics to a strategic and/or financial buyer.

During the fiscal year ended October 31, 2016, the Valuation Committee decreased the fair value of the senior note and senior convertible note by a combined amount of approximately $800,000 and the warrant by approximately $1.7 million.

At October 31, 2016, the Company’s loans had a combined outstanding balance and cost basis of approximately $15.9 million and a fair value of approximately $15.1 million.  The warrants had a combined cost basis of approximately $620,000 and a combined fair value of $0.  The increase in cost basis of the loans is due to capitalization of “payment in kind” interest. The Company reserved in full against all of the accrued interest starting April 1, 2016.

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

During the fiscal year ended October 31, 2016, the Valuation Committee decreased the fair value of the common stock by approximately $500,000.

At October 31, 2016, the Company’s investment in BAC consisted of 90 shares of class B non-voting common stock with cost basis of approximately $785,000 and a fair value of approximately $55,000 and a senior loan with an outstanding balance, cost basis and fair value of $30,000.

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

On December 22, 2015, the Company realized a loss of approximately $1.5 million as a result of the dissolution of Biovation.

At October 31, 2016, the Company no longer held an investment in Biovation.

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

During the fiscal year ended October 31, 2016, the Valuation Committee increased the fair value of the common equity interest by approximately $474,000.

At October 31, 2016, the Company’s investment in Centile consisted of common equity interest at a cost of $3.5 million and a fair value of approximately $5.4 million.

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

During the fiscal year ended October 31, 2016, the Company agreed to defer part of the cash interest portion and also adjust a portion to PIK interest on the unsecured subordinated loan and second lien loan for eight months beginning on March 1, 2016.  The maturity date of the unsecured subordinated loan was extended to March 31, 2018.

During the fiscal year ended October 31, 2016, the Valuation Committee decreased the fair value of the second lien loan by approximately $5.6 million and the unsecured subordinated loan by approximately $864,000.

At October 31, 2016, the Company’s investment in Custom Alloy consisted of an unsecured subordinated loan with a cost basis and outstanding balance of approximately $3.0 million and a fair value of approximately $2.1 million and a second lien loan with a cost basis and outstanding balance of approximately $24.4 million and a fair value of approximately $18.6 million.  The increase in cost basis of the loans is due to the capitalization of “payment in kind” interest.  The Company reserved in full against all accrued PIK interest starting July 1, 2016.

Dukane IAS, LLC

Dukane, St. Charles, Illinois, is a global provider of plastic welding equipment.

On February 17, 2016, the Company loaned $7.0 million to Dukane in the form of a second lien loan with an interest rate of 13% and a maturity date of November 17, 2020.

During the fiscal year ended October 31, 2016, Dukane made principal payments totaling approximately $36,000 on its second lien loan.

At October 31, 2016, the Company’s investment in Dukane consisted of a second lien loan with an outstanding amount of approximately $7.1 million, a cost basis of approximately $7.0 million and a fair value of approximately $7.1 million.  The increase in cost basis of the loans is due to the amortization of loan origination fees and capitalization of “payment in kind” interest.

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

At October 31, 2016, the Company’s investment in Equus consisted of 4,444,644 shares of common stock with a cost of approximately $10.0 million and a market value of approximately $8.3 million.

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

At October 31, 2016, the Company’s investment in FDS consisted of a senior subordinated loan with an outstanding amount, cost basis and fair value of $2.3 million.

Foliofn, Inc.

Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.

At October 31, 2015, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of $5.6 million.

During the fiscal year ended October 31, 2016, the Valuation Committee increased the fair value of the preferred stock by approximately $344,000.

At October 31, 2016, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of approximately $5.9 million.

Bruce Shewmaker, an officer of the Company, previously served as a director of Foliofn.

G3K Displays, Inc.

G3K, Hoboken, New Jersey, was a custom designer, manufacturer and installer of in-store environments, signage, displays and fixtures for major retailers such as Foot Locker, adidas and Luxottica.

On April 14, 2014, the Company agreed to provide G3K a $10.0 million loan in three installments and made its first loan of $6.0 million. The closing of the Company’s G3K investment and first loan occurred following extensive due diligence, including receipt of an unqualified audit report on G3K’s financial statements by an accounting firm and a separate quality of earnings review by another accounting firm.  The Company initiated legal action in the Superior Court of New Jersey, Chancery Division, against G3K, its three shareholders and certain corporate officers for fraudulently misrepresenting G3K’s financial records in order to secure financing from the Company.  The Company is working diligently to uncover the full extent of what it believes to be a highly sophisticated fraud and is seeking to recover loan proceeds. All legal options available are being examined.  The Company did recover $375,000 in principal prior to October 31, 2014.

On October 31, 2016, the Company realized a loss of approximately $5.6 million on its investment in G3K.

At October 31, 2016, the Company no longer held an investment in G3K.

HTI Technologies and Industries, Inc.

HTI, LaVergne, Tennessee, is a manufacturer of electric motor components and designer of small motor systems.

On June 1, 2016, the Company loaned approximately $9.6 million to HTI in the form of a second lien note with an interest rate of 14% and a maturity date of June 21, 2018.

At October 31, 2016, the Company’s investment in HTI consisted of a second lien loan with an outstanding amount of approximately $9.7 million, a cost basis of approximately $9.6 million and a fair value of approximately $9.7 million.  The cost basis of the loan will increase over the life of the loan due to the amortization of loan origination fees and capitalization of “payment in kind” interest.

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

During the fiscal year ended October 31, 2016, the Valuation Committee decreased the fair value of the loan by approximately $65,000.

At October 31, 2016, the Company’s investment in Initials consisted of a senior subordinated loan with an outstanding amount, cost basis and fair value of approximately $4.8 million.

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

At October 31, 2016, the Company no longer held an investment in Inland.

JSC Tekers Holdings

JSC Tekers, Latvia, is an acquisition company focused on real estate management.

At October 31, 2015, the Company’s investment in JSC Tekers consisted of preferred equity with a cost basis of $11.8 million and a fair value of $5.0 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $4,000.

During the fiscal year ended October 31, 2016, the Valuation Committee decreased the fair value of the preferred stock by approximately $1.3 million and the common stock by approximately $4,000.

At October 31, 2016, the Company’s investment in JSC Tekers consisted of 9,159,085 shares of preferred stock with a cost basis of $11.8 million and a fair value of $3.7 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $0.

Legal Solutions Holdings, Inc.

Legal Solutions, Covina, CA, is a provider of record retrieval services to the California workers’ compensation applicant attorney market.

At October 31, 2015, the Company’s investment in Legal Solutions consisted of a senior subordinated loan with an interest rate of 14% and a maturity date of September 12, 2018 with an outstanding amount, cost basis and fair value of approximately $8.7 million.

On January 4, 2016, the Company loaned an additional $1.5 million to Legal Solutions.

During the fiscal year ended October 31, 2016, the interest rate on the senior subordinated loan was amended to 16%.

During the fiscal year ended October 31, 2016, the Valuation Committee decreased the fair value of the senior subordinated loan by approximately $129,000.

At October 31, 2016, the Company’s investment in Legal Solutions consisted of a senior subordinated loan with an outstanding amount and cost basis of approximately $11.0 million and a fair value of approximately $10.9 million.  The increase in cost basis of the loan is due to the amortization of the discount on the deferred balance and the capitalization of deferred interest and PIK interest.

Mainstream Data, Inc.

Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, develops and operates satellite, internet and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations and digital images to subscribers around the world.

At October 31, 2015 and October 31, 2016, the Company’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been fair valued at $0.

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

During the fiscal year ended October 31, 2016, the interest rate on the second lien loan was decreased to 14%.

During the fiscal year ended October 31, 2016, the Valuation Committee decreased the fair value of the loan by approximately $323,000.

At October 31, 2016, the loan had an outstanding balance and cost basis of $17.2 million and a fair value of $15.2 million.  The increase in cost basis of the loan is due to the capitalization of PIK interest.  The Company reserved in full against all accrued PIK interest starting July 1, 2016.

MVC Automotive Group GmbH

MVC Automotive, an Amsterdam-based holding company, owns and operates ten Ford, Jaguar, Land Rover, Mazda, and Volvo dealerships located in Austria and the Czech Republic.

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

On October 12, 2016, the Company loaned an additional $1.6 million to MVC Automotive in the form of a bridge loan and extended the maturity date to June 30, 2017.

During the fiscal year ended October 31, 2016, the Valuation Committee decreased the fair value of the equity interest by approximately $2.7 million.

At October 31, 2016, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of approximately $50.1 million and a fair value of approximately $12.3 million and a bridge loan with an outstanding amount, cost basis and fair value of approximately $3.3 million.  The mortgage guarantee for MVC Automotive was equivalent to approximately $6.3 million at October 31, 2016.  This guarantee was taken into account in the valuation of MVC Automotive.

Michael Tokarz, Chairman of the Company, and Puneet Sanan and John Kelly, representatives of the Company, serve as directors of MVC Automotive.

MVC Environmental, Inc.

MVC Environmental, a New York-based holding company, owns and operates intellectual property and environmental service facilities for oil and gas waste recycling in the Eagle Ford Shale region of Texas.

On December 24, 2015, the Company realized a loss of approximately $5.5 million on Inland’s senior secured loan and $713,000 on its warrants as part of Inland’s restructuring.  As part of the restructuring, the Company obtained a $6.0 million senior secured loan from MVC Environmental, Inc., a holding company formed by the Company that owns and operates intellectual property and environmental service facilities for oil and gas waste recycling related to Inland, and received 950  of its common shares.  The loan bears annual interest of 9% and matures on December 22, 2020.

During the fiscal year ended October 31, 2016, the Valuation Committee decreased the fair value of the common stock by approximately $1.5 million.

At October 31, 2016, the Company’s investment in MVC Environmental consisted of common stock with a cost basis of approximately $3.1 million and a fair value of approximately $1.6 million and a senior secured loan with an outstanding balance, cost basis and fair value of $6.4 million.  The increase in cost basis of the loan is due to the capitalization of PIK interest.  David Williams and John Kelly, representatives of the Company, serve as directors of MVC Environmental.

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

During the fiscal year ended October 31, 2016, the Company received distributions totaling approximately $97,000 from the PE Fund, which was recorded as dividend income.

During the fiscal year ended October 31, 2016, the Valuation Committee increased the fair values of the limited partnership and general partnership interests by approximately $3.3 million.

At October 31, 2016, the limited partnership interest in the PE Fund had a cost of approximately $13.8 million and a fair value of approximately $25.2 million.  The Company’s general partnership interest in the PE Fund had a cost basis of approximately $353,000 and a fair value of approximately $631,000.  As of October 31, 2016, the PE Fund had invested in Plymouth Rock Energy, LLC, Gibdock Limited, Focus Pointe Holdings, Inc., Advanced Oilfield Services, LLC and AccuMed Corp.

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

During the fiscal year ended October 31, 2016, the Valuation Committee increased the fair value of the preferred stock by $4,000.

On May 31, 2016, the Company realized a loss of approximately $1.2 million from the dissolution of NPWT.

At October 31, 2016, the Company no longer held an investment in NPWT.

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

On December 31, 2015, the Company completed the sale of Ohio Medical through an asset sale.  The Company expects gross proceeds of approximately $40.0 million, including fees, which results in a realized loss of approximately $30.5 million. At the time of closing, the Company received cash proceeds of approximately $29.0 million, which included $2.3 million in monitoring and closing fees, and anticipates receiving an additional $11.0 million, assuming the full receipt of all escrow proceeds scheduled for various periods, with the final release of payment scheduled for 18 months from the closing.  During the fiscal year ended October 31, 2016, the Company received approximately $1.3 million in escrow proceeds and the Valuation Committee decreased the fair value of the escrow by approximately $534,000.  The fair value of the escrow as of October 31, 2016 was approximately $9.2 million.

At October 31, 2016, the Company no longer held an investment in Ohio Medical.

Pride Engineering

Pride Engineering, LLC (“Pride Engineering”), Minneapolis, MN, designs and manufactures specialized components used globally in the production of two-piece metal cans.

On December 18, 2015, the Company invested approximately $5.1 million in Pride Engineering, LLC in the form of a second lien loan.  The loan bears annual interest of 12% and matures on June 18, 2021.

At October 31, 2016, the Company’s investment in Pride Engineering consisted of a second lien loan with an outstanding amount of approximately $5.1 million, a cost basis of approximately $5.0 million and a fair value of approximately $5.1 million.  The increase in cost basis of the loan is due to the amortization of loan origination fees.

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

At October 31, 2016, the Company’s investment in Quantum consisted of a senior subordinated loan with an outstanding amount of $10.0 million, a cost basis of approximately $9.6 million and a fair value of approximately $9.7 million.  The warrant had a cost basis and fair value of approximately $393,000. The increase in cost basis of the loan is due to amortization of the discount and loan origination fees.

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

During the fiscal year ended October 31, 2016, the Valuation Committee increased the fair value of the loan by approximately $230,000.

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

At October 31, 2016, the Company no longer held an investment in RX Innovation.

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

On June 8, 2016, just prior to the initially scheduled filing date for the April 30, 2016 10-Q (the “Q2 Report”), MVC received notification that the former accounting manager at RuMe had sent an email accusing the company of certain accounting and financial reporting improprieties, as well as a number of personal grievances. Although RuMe represented only approximately 2.6% of MVC’s total portfolio as of April 30, 2016, the Company was compelled to delay filing its Form 10-Q, as RuMe’s summary financial information is required to be included as part of the filing of MVC’s financial results with the SEC. As a result, both the Company’s Audit Committee and RuMe’s Audit Committee retained independent counsel (who also retained a forensic accounting consultant) to investigate the matter. The investigation revealed that certain of the allegations were false and inaccurate, though it found that there were certain improper accounting practices and procedures at RuMe. The Audit Committees of the Company and RuMe were satisfied with the scope and content of the investigation. After a two-month investigation and re-valuation process, the fair value of RuMe for Q2 2016 remained unchanged as compared to the preliminary value ascribed to it prior to the investigation- though, certain accounting practices and procedures at RuMe were revised and/or adopted.

On October 7, 2016, the Company loaned RuMe $900,000 in the form of a subordinated note with an interest rate of 10% and a maturity date of October 7, 2017 and received a warrant at no cost with a portion of the cost basis of the loan allocated to the warrant at the time the investment was made.  The Company also guaranteed $1.0 million of a third party working capital line of credit, of which $300,000 was cash collateralized at October 31, 2016.

During the fiscal year ended October 31, 2016, the Valuation Committee decreased the fair value of the series C preferred stock by approximately $632,000, the common stock by approximately $384,000 and the guarantee by approximately $278,000 and increased the fair value of the series B-1 preferred stock by approximately $349,000 and warrant by approximately $718,000.

At October 31, 2016, the Company’s investment in RuMe consisted of 5,297,548 shares of common stock with a cost basis of approximately $924,000 and a fair value of $540,000, 4,999,076 shares of series B-1 preferred stock with a cost basis of approximately $1.0 million and a fair value of approximately $2.0 million, 23,896,634 shares of series C preferred stock with a cost basis of approximately $3.4 million and a fair value of approximately $5.8 million and a subordinated note with an outstanding balance of $900,000 and a cost basis and fair value of approximately $847,000. The warrant had a cost basis of approximately $336,000 and a fair value of approximately $1.1 million and the guarantee was fair valued at -$278,000 or negative $278,000.

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

During the fiscal year ended October 31, 2016, the Euro letter of credit was released and is no longer collateralized by the Company and released from restricted cash.

During the fiscal year ended October 31, 2016, the Company recorded a distribution of approximately $1.9 million from Security Holdings of which a portion was recorded as a return of capital and a portion was recorded as dividend income.

During the fiscal year ended October 31, 2016, the Valuation Committee decreased the fair value of the common equity interest by approximately $10.4 million.

At October 31, 2016, the Company’s common equity interest in Security Holdings had a cost basis of approximately $51.5 million and a fair value of approximately $34.9 million.

Puneet Sanan, a representative of the Company, serves as a director of Security Holdings.

SGDA Europe B.V.

SGDA Europe is an Amsterdam-based holding company that pursues environmental and remediation opportunities in Romania.

At October 31, 2015, the Company’s equity investment had a cost basis of approximately $28.5 million and a fair value of approximately $6.0 million.

During the fiscal year ended October 31, 2016, the Valuation Committee decreased the fair value of the common equity interest by approximately $4.8 million.

At October 31, 2016, the Company’s equity investment had a cost basis of approximately $28.5 million and a fair value of approximately $1.3 million.

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

During the fiscal year ended October 31, 2016, the Valuation Committee decreased the fair value of the common stock by approximately $342,000 and the bridge loan by approximately $28,000.

At October 31, 2016, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost basis of $2.3 million and a fair value of $0 and a bridge loan with an outstanding amount and cost basis of approximately $28,000 and a fair value of $0.  The Company reserved in full against all accrued interest related to the bridge loan.  The guarantee related to Tekers is no longer a commitment of the Company.

Somotra, NV

Somotra, NV (“Somotra”), is a wholly owned subsidiary of MVC Automotive.

On December 15, 2015, the Company loaned approximately $1.7 million to Somotra. The bridge loan had an interest rate of 5% and matured on March 14, 2016.

During the fiscal year ended October 31, 2016, Somotra repaid the loan in full including all accrued interest.

At October 31, 2016, the Company no longer held a direct investment in Somotra.

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

At October 31, 2016, the Company no longer held an investment in Results Companies.

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

On February 1, 2016, the Company loaned an additional $1.1 million to Thunderdome.

During the fiscal year ended October 31, 2016, Thunderdome made principal payments totaling approximately $51,000 on its second lien loan.

During the fiscal year ended October 31, 2016, the Valuation Committee increased the fair value of the loan by $30,000.

At October 31, 2016, the Company’s investment in Thunderdome consisted of a second lien loan with an outstanding amount, cost basis and fair value of approximately $3.0 million. The increase in cost basis of the loan is due to amortization of loan origination fees.

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

During the fiscal year ended October 31, 2016, the Valuation Committee increased the fair value of the guarantee by approximately $27,000 and decreased the fair value of the loan by approximately $107,000.

At October 31, 2016, the senior subordinated loan had an outstanding balance and cost basis of approximately $3.9 million and a fair value of approximately $3.8 million.  The membership interest had a cost of approximately $3.5 million and a fair value of approximately $4.0 million.  The warrants had a cost and fair value of $0 and the guarantee was fair valued at -$13,000 or negative $13,000.

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

During the fiscal year ended October 31, 2016, the Valuation Committee increased the fair value of the loan by $50,000.

At October 31, 2016, the senior term loan had an outstanding amount and cost basis of $5.0 million and a fair value of approximately $5.1 million.

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

During the fiscal year ended October 31, 2016, the Valuation Committee increased the fair value of the series I preferred stock by $5.7 million.

At October 31, 2016, the loans had a combined outstanding balance, cost basis and a fair value of approximately $10.8 million.  The increases in the outstanding balance and cost basis of the loan are due to the capitalization of “payment in kind” interest.  The convertible Series I preferred stock had a fair value of approximately $89.4 million and a cost basis of $500,000 and the convertible Series J preferred stock had a cost basis and fair value of $0.

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

During the fiscal year ended October 31, 2016, the Valuation Committee increased the fair value of the common stock by $750,000.

At October 31, 2016, the Company’s investment in SCSD consisted of 784 shares of class B common stock with a cost basis of approximately $5.5 million and a fair value of approximately $6.6 million.  The secured loan had an outstanding balance, cost basis and fair value of $1.5 million.

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

During the fiscal year ended October 31, 2016, the Valuation Committee increased the fair value of the loan by approximately $57,000, common stock by approximately $427,000 and warrant by approximately $438,000,

At October 31, 2016, the Company’s investment in Vestal consisted of a subordinated loan, 5,610 shares of common stock and a warrant.  The loan had an outstanding balance and cost basis of approximately $6.5 million and a fair value of approximately $6.6 million.  The 5,610 shares of common stock had a cost basis of $250,000 and a fair value of $677,000 and the warrant had no cost basis and was fair valued at $438,000. The increases in the outstanding balance and cost basis of the loan are due to the capitalization of “payment in kind” interest.

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

At October 31, 2016, the Company had investments in portfolio companies totaling $360.1 million. Also, at October 31, 2016, the Company had investments in unrestricted cash and cash equivalents totaling approximately $20.2 million.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.  Pending investments in portfolio companies pursuant to our principal investment strategy, the Company may make other short-term or temporary investments, including in exchange-traded funds, in U.S. Government issued securities, and private investment funds offering significantly more liquidity than traditional portfolio company investments.

During the fiscal year ended October 31, 2016, the Company made six new investments, committing capital that totaled approximately $35.7 million.  The investments were made in Somotra ($1.7 million), Pride ($5.1 million), Dukane ($7.0 million), Quantum ($10.0 million), FDS ($2.3 million) and HTI ($9.6 million).

During the fiscal year ended October 31, 2016, the Company made 9 follow-on investments in six existing portfolio companies that totaled approximately $8.5 million.  On November 20, 2015 and December 3, 2015, the Company invested an additional $538,000 and $1.1 million, respectively, in MVC Automotive common equity.  On January 4, 2016, the Company loaned an additional $1.5 million to Legal Solutions, which increased the senior subordinated loan to approximately $10.2 million. On February 1, 2016, the Company loaned an additional $1.1 million to Thunderdome, which increased the second lien loan to approximately $3.0 million.  On May 5, 2016, the Company loaned $30,000 to BAC in the form of a senior loan with an interest rate of 5% and a maturity date of May 5, 2021.  On June 28, 2016, the Company loaned approximately $1.7 million to MVC Automotive in the form of a bridge loan with an interest rate of 6% and a maturity date of December 31, 2016.  On June 28, 2016, the Company loaned approximately $28,000 to Tekers in the form of a bridge loan with an interest rate of 6% and a maturity date of June 27, 2017.  On October 12, 2016, the Company loaned an additional $1.6 million to MVC Automotive in the form of a bridge loan and extended the maturity date to June 30, 2017.  The loan had an outstanding balance at October 31, 2016 of approximately $3.3 million.  On October 7, 2016, the Company loaned RuMe $900,000 in the form of a subordinated note with an interest rate of 10% and a maturity date of October 7, 2017.  The Company also guaranteed $1.0 million of a third party’s working capital line of credit and received a warrant at no cost and allocated a portion of the cost basis of the loan to the warrant at the time the investment was made.

Current balance sheet resources, which include the additional cash resources from the Credit Facility, are believed to be sufficient to finance current commitments.  Current commitments include:

Commitments to/for Portfolio Companies

At October 31, 2016 and October 31, 2015, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at October 31, 2016
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Portfolio Company	Amount Committed	Amount Funded at October 31, 2015
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Guarantees

As of October 31, 2016 and October 31, 2015, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at October 31, 2016
MVC Automotive	$6.3 million	—
RuMe	$1.0 million	—
Turf	$1.0 million	—
Total	$8.3 million	—

Guarantee	Amount Committed	Amount Funded at October 31, 2015
MVC Automotive	$7.2 million	—
Tekers	—	—
Turf	$1.0 million	—
Total	$8.2 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At October 31, 2016, the Valuation Committee estimated the combined fair values of the guarantee obligations noted above to be approximately -$291,000 or a liability of $291,000.

These guarantees are further described below, together with the Company’s other commitments.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  Over time, Erste Bank, the bank extending the mortgage to MVC Automotive, increased the amount of the mortgage. As such, the balance of the guarantee as of October 31, 2016 is approximately 5.7 million Euro (equivalent to approximately $6.3 million).

The Company guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank, which had a fair value of approximately -$13,000 or a liability of $13,000 as of October 31, 2016.

The Company guaranteed $1.0 million of RuMe’s indebtedness to Colorado Business Bank, which had a fair value of approximately -$278,000 or negative $278,000 as of October 31, 2016.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  The investment period related to the PE Fund has ended.  Additional capital may be called for follow-on investments in existing portfolio companies of the PE Fund or to pay operating expenses of the PE Fund.  As of October 31, 2016, $14.6 million of the Company’s commitment has been contributed.

On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is related to a project guarantee by AB DnB NORD bankas to Security Holdings, a portfolio company investment, and was classified as restricted cash equivalents on the Company’s Consolidated Balance Sheets.  The Euro letter of credit was equivalent to approximately $5.5 million at October 31, 2015.  During the fiscal year ended October 31, 2016, the Euro letter of credit was released and is no longer collateralized by the Company and released from restricted cash equivalents.

During the fiscal year ended October 31, 2016, the Company agreed to cash collateralize a $500,000 working capital line of credit for an entity partially owned by MVC Environmental provided by Branch Banking and Trust Company (“BB&T”).

During the fiscal year ended October 31, 2016, the Company agreed to cash collateralize a $300,000 third party working capital line of credit for RuMe.

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

On May 3, 2013, the Company sold approximately $33.9 million of additional Senior Notes in a direct offering.  The additional Senior Notes will also mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Notes bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  As of October 31, 2016, the total outstanding amount of the Senior Notes was approximately $114.4 million with a market value of approximately $116.6 million. The market value of the Senior Notes is based on the closing price of the security as of October 31, 2016 on the New York Stock Exchange (NYSE:MVCB).

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with BB&T. On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  At October 31, 2015, the balance of Credit Facility II was $90.0 million.  On December 1, 2015, Credit Facility II was renewed and expired on May 31, 2016, at which time all outstanding amounts under it were due and repaid.  On June 30, 2016, Credit Facility II was renewed and reduced to a $50 million revolving credit facility, which expires on February 28, 2017.  During the fiscal year ended October 31, 2016, the Company’s net borrowings on Credit Facility II were $35.0 million, resulting in an outstanding balance of $35.0 million at October 31, 2016.  See “Subsequent Events” for more information.  Credit Facility II is used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 125 basis points.  In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid closing fees, legal and other costs associated with these transactions.  These costs will be amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.  The Company received waivers from BB&T with respect to the delivery of financial reports required under Credit Facility II, due to the Company’s delayed filing of certain prior annual and quarterly reports.

On December 30, 2014, the Company entered into a 6 month, $25.0 million bridge loan (“Bridge Loan”) with Firstrust Bank.  Prior to maturity, the Bridge Loan was extended to December 31, 2015.  At October 31, 2015, the balance of the Bridge Loan was $8.0 million.  During the fiscal year ended October 31, 2016, the Bridge Loan was repaid in full.  On December 9, 2015, the Bridge Loan was replaced with Credit Facility III (as described below).  Borrowings under the Bridge Loan bore interest at 5%.  The Company paid closing fees, legal and other costs associated with the transaction.  These costs were amortized over the life of the Bridge Loan.  The Company received extensions from Firstrust Bank as to the delivery of financial reports required under the Amended and Restated Loan Agreement, due to the Company’s delayed quarterly filings.

On December 9, 2015, the Company entered into a three-year, $50 million revolving borrowing base credit facility (“Credit Facility III”) with Santander Bank N.A. as a lender and lead agent and Wintrust Bank as a lender and syndication agent.  As of October 31, 2016, there was no outstanding balance on Credit Facility III.  Credit Facility III can, under certain conditions, be increased up to $85 million.  The new facility bears an interest rate of LIBOR plus 3.75% or the prime rate plus 1% (at the Company’s option), and includes a 1% closing fee of the commitment amount and a 0.75% unused fee.  The compensating balance for the revolving credit facility is $10.0 million.  The Company received extensions from Santander Bank N.A. related to its delayed quarterly filings, including the quarterly filing for the period ended April 30, 2016.

The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

SUBSEQUENT EVENTS

On November 9, 2016, the Company invested $59,000 in MVC Environmental and received an additional 30 shares of common stock.

On November 21, 2016, the Company repaid Credit Facility II in full, including all accrued interest.

On December 1, 2016, the Company loaned an additional $500,000 to U.S. Technologies increasing the total amount outstanding to $5.5 million.

On December 13, 2016, the Company loaned an additional $475,000 to MVC Automotive increasing the amount outstanding on the bridge loan to approximately $3.8 million.  The maturity date was also extended to December 31, 2017.

On December 23, 2016, the Company received proceeds of approximately $12.2 million from the PE Fund related to the sale of AccuMed Corp., a portfolio company of the PE Fund.  The Company’s pro-rata share of the PE Fund’s investment in AccuMed Corp. totaled approximately $2.4 million.  Assuming full receipt of escrow proceeds, the Company expects to receive an additional $1.2 million for a total of $13.4 million.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). ASU 2014-09 addresses the reporting of revenue by most entities and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14 that defers the effective date of ASU 2014-09 for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early application is not permitted for public business entities.  The Company is currently assessing the impact of this guidance.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The standard requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter, and early adoption is permitted.  The Company is currently assessing the impact of this guidance.

In February 2015, the FASB issued Accounting Standards Update 2015-02, which updated consolidation standards under ASC Topic 810, “Consolidation”. Under this update, a new consolidation analysis is required for variable interest entities (“VIEs”) and will limit the circumstances in which investment managers and similar entities are required to consolidate the entities that they manage. The FASB decided to eliminate some of the criteria under which their fees are considered a variable interest and limit the circumstances in which variable interests in a VIE held by related parties of a reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015.  This update has had no impact on the Company’s financial condition or results of operations.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Under this guidance, debt issuance costs related to a recognized debt liability are to be presented as a direct deduction from the debt liability rather than as an asset on the balance sheet, consistent with debt discounts. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015.  The Company is currently assessing the impact of this guidance.

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). The new guidance removes the requirement that investments for which NAV is determined based on practical expedient reliance be reported utilizing the fair value hierarchy. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015.  The Company is currently assessing the impact of this guidance.

In November 2015, the FASB issued ASU 2015-17, which requires deferred tax liabilities and assets to be classified as non-current in a classified statement of financial condition. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted.  The Company is currently assessing the impact of this guidance.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows — Classification of Certain Cash Receipts and Cash Payments (Topic 230). The amendments provide guidance on eight specific cash flow issues in how certain cash receipts and cash payments are presented and classified in the statement of cash flows with the objective of reducing the existing diversity in practice. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the impact of this guidance.

In October 2016, the FASB issued ASU 2016-17, to amend the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The ASU is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently assessing the impact of this guidance.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The ASU is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact of this guidance.

Tax Status and Capital Loss Carryforwards

As a RIC, the Company is not subject to federal income tax to the extent that it distributes all of its investment company taxable income and net realized capital gains for its taxable year (see Notes 12 “Tax Matters” and Note 13 “Income Taxes” of our notes to the consolidated financial statements). This allows us to attract different kinds of investors than other publicly held corporations. The Company is also exempt from excise tax if it distributes at least (1) 98% of its ordinary income during each calendar year, (2) 98.2% of its capital gains realized in the period from November 1 of the prior year through October 31 of the current year, and (3) all such ordinary income and capital gains for previous years that were not distributed during those years. On October 31, 2016, the Company had a net capital loss carryforward of approximately $50.2 million. The Company also had approximately $18.0 million in unrealized losses associated with Legacy Investments as of October 31, 2016.

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

At October 31, 2016, approximately 80.97% of total assets represented investments in portfolio companies recorded at fair value (“Fair Value Investments”).

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

Our investments are carried at fair value in accordance with ASC 820. Unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of the Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction.  At October 31, 2016, we did not own restricted or unrestricted securities of any publicly traded company in which we have a majority-owned interest, but did own one security in which we have a minority-owned interest.

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

Cash Equivalents

For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all money market and all highly liquid temporary cash investments purchased with an original maturity of less than three months to be cash equivalents. The Company places its cash and cash equivalents with financial institutions and cash held in bank accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit.  As of October 31, 2016, the Company had approximately $395,000 in cash equivalents, approximately $800,000 in restricted cash and approximately $19.8 million in cash totaling approximately $21.0 million.  Of the $19.8 million in cash, approximately $328,000 was held by MVC Turf and approximately $1.1 million was held by MVC Cayman.

Restricted Cash and Cash Equivalents

Cash and cash equivalent accounts that are not available to the Company for day—to-day use and are legally restricted are classified as restricted cash. Restricted cash and cash equivalents are carried at cost, which approximates fair value.  On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is related to a project guarantee by AB DnB NORD bankas to Security Holdings, a portfolio company investment and was classified as restricted cash.  The Euro letter of credit was equivalent to approximately $5.5 million at October 31, 2015.  During the fiscal year ended October 31, 2016, the Euro letter of credit was released and is no longer collateralized by the Company and released from restricted cash.  During the fiscal year ended October 31, 2016, the Company agreed to cash collateralize a $500,000 working capital line of credit for an entity partially owned by MVC Environmental and a $300,000 letter of credit for RuMe, which were classified as restricted cash equivalents on the Company’s Consolidated Balance Sheets.

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

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the fiscal year ended October 31, 2016, the Company did not incur any interest or penalties.  Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS.  The fiscal years 2013, 2014, 2015 and 2016 for the Company and MVCFS remain subject to examination by federal, state and local tax authorities.

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.

Consolidated Balance Sheets

	October 31,	October 31,
	2016	2015

ASSETS

Assets
Cash	$19,819,548	$7,753,901
Restricted cash (cost $800,527 and $1,000,034)	800,527	1,000,034
Restricted cash equivalents (cost $0 and $5,503,000)	—	5,503,000
Cash equivalents (cost $394,612 and $2,557,666)	394,612	2,557,666
Investments at fair value
U.S. Treasury obligations (cost $34,998,593 and $89,820,800)	34,991,681	89,681,535
Non-control/Non-affiliated investments (cost $150,348,963 and $165,626,784)	123,189,755	131,351,403
Affiliate investments (cost $130,484,393 and $121,962,460)	169,426,770	170,189,927
Control investments (cost $93,878,518 and $156,127,715)	67,503,229	99,334,391
Total investments at fair value (cost $409,710,467 and $533,537,759)	395,111,435	490,557,256
Escrow receivables, net of reserves	9,151,805	292,744
Dividends and interest receivables, net of reserves	3,595,357	4,404,600
Deferred financing fees	3,326,478	2,467,305
Fee and other receivables	2,098,625	1,696,280
Prepaid expenses	192,712	609,517
Total assets	$434,491,099	$516,842,303

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Senior notes	$114,408,750	$114,408,750
Revolving credit facility II	35,000,000	90,000,000
Bridge loan	—	8,000,000
Provision for incentive compensation (Note 5)	1,946,555	4,976,767
Professional fees payable	583,049	1,820,416
Management fee payable	1,290,230	1,527,930
Accrued expenses and liabilities	715,538	622,446
Interest payable	348,525	359,866
Management fee payable - Asset Management	151,053	296,812
Consulting fees payable	151,943	272,880
Portfolio fees payable - Asset Management	336,297	250,846
Liability for share exchange	—	228,851
Taxes payable	1,381	1,152
Total liabilities	154,933,321	222,766,716

Commitments and Contingencies (Note 10)

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 28,304,448 shares issued and 22,556,412 and 22,702,821 shares outstanding as of October 31, 2016 and October 31, 2015, respectively	283,044	283,044
Additional paid-in-capital	418,298,709	418,298,784
Accumulated earnings	128,135,727	102,420,976
Dividends paid to stockholders	(145,112,140)	(129,012,902)
Accumulated net realized (loss) gain	(51,542,156)	2,189
Net unrealized depreciation	(13,992,454)	(42,620,298)
Treasury stock, at cost, 5,748,036 and 5,601,627 shares held, respectively	(56,512,952)	(55,296,206)
Total shareholders’ equity	279,557,778	294,075,587
Total liabilities and shareholders’ equity	$434,491,099	$516,842,303
Net asset value per share	$12.39	$12.95

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

October 31, 2016

Company	Industry	Investment	Principal/Shares	Cost	Fair Value/Market Value

Non-control/Non-affiliated investments- 44.06% (a), (c), (f), (g)
Actelis Networks, Inc.	Technology Investment	Preferred Stock (150,602 shares) (d), (i)		$5,000,003	—
Biogenic Reagents	Renewable Energy	Senior Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b), (h), (l)	$5,574,648	5,574,648	$5,191,932
		Senior Convertible Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b), (h), (l)	5,017,183	5,017,183	4,672,737
		Senior Note 12.0000% Cash, 4.0000% PIK, 06/30/2016 (b), (h), (l)	4,250,291	4,250,291	4,250,291
		Senior Subordinated Debt 12.0000% Cash, 4.0000% PIK, 06/30/2016 (b), (h), (l)	1,030,188	1,030,188	1,030,188
		Warrants (d)	2	620,077	—
				16,492,387	15,145,148
Biovation Acquisition Co.	Manufacturer of Laminate Material and Composites	Common Stock (90 shares) (d)		784,622	55,351
		Senior Lien Loan 5.0000% PIK, 05/05/2021 (b), (l)	30,000	30,000	30,000
				814,622	85,351
Custom Alloy Corporation	Manufacturer of Pipe Fittings and Forgings	Second Lien Loan 4.5000% Cash, 5.5000% PIK, 04/30/2020 (b), (h), (l)	24,425,293	24,425,293	18,615,650
		Unsecured Subordinated Loan 12.0000% Cash, 03/31/2018 (l)	3,000,000	3,000,000	2,135,760
				27,425,293	20,751,410
Dukane IAS,LLC	Welding Equipment Manufacturer	Second Lien Note 10.5000% Cash, 2.5000% PIK, 11/17/2020 (b), (l)	7,074,711	6,955,462	7,074,711
FDS, Inc.	Software	Senior Subordinated Debt 12.0000% Cash, 4.0000% PIK, 11/30/2016 (b), (l)	2,300,000	2,300,000	2,300,000
FOLIOfn, Inc.	Technology Investment - Financial Services	Preferred Stock (5,802,259 shares) (d), (i)		15,000,000	5,940,000
HTI Technologies and Industries, Inc.	Electronic Component Manufacturing	Second Lien Note 12.0000% Cash, 2.0000% PIK, 06/21/2018 (b), (l)	9,680,251	9,604,132	9,680,251
Initials, Inc.	Consumer Products	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK, 06/23/2020 (b), (l)	4,818,874	4,818,874	4,754,355
Legal Solutions Holdings, Inc.	Business Services	Senior Subordinated Debt 12.0000% Cash, 4.0000% PIK, 09/12/2018 (b), (l)	11,028,610	11,036,929	10,898,792
MainStream Data, Inc.	Technology Investment	Common Stock (5,786 shares) (d), (i)		3,750,000	—
Morey’s Seafood International, LLC	Food Services	Second Lien Loan 10.0000% Cash, 4.0000% PIK, 08/12/2018 (b), (h), (l)	17,167,669	17,167,669	15,169,547
Pride Engineering, LLC	Manufacturer of Equipment Components	Second Lien Note 12.0000% Cash, 06/18/2021 (l)	5,135,000	5,048,563	5,135,000
Quantum Plastics, LLC	Manufacturer of Plastic Parts	Senior Subordinated Debt 12.0000% Cash, 03/10/2021 (l)	10,000,000	9,570,176	9,657,398
		Warrants (d)	1	392,792	392,792
				9,962,968	10,050,190
Thunderdome Restaurants, LLC	Restaurants	Second Lien Loan, 12.0000% Cash, 06/10/2020 (l)	3,000,000	2,984,061	3,030,000
U.S. Spray Drying Holding Company	Specialty Chemicals	Class B Common Stock (784 shares) (d)		5,488,000	6,625,000
		Secured Loan 12.0000% Cash, 04/30/2019 (l)	1,500,000	1,500,000	1,500,000
				6,988,000	8,125,000
United States Technologies, Inc.	Electronics Manufacturing and Repair	Senior Lien Loan 10.5000% Cash, 07/17/2020 (l)	5,000,000	5,000,000	5,050,000
Sub Total Non-control/Non-affiliated investments				150,348,963	123,189,755

Affiliate investments - 60.61% (a), (c), (f), (g)
Advantage Insurance Holdings LTD	Insurance	Preferred Stock (750,000 shares) (d), (e)		7,500,000	8,304,412
Centile Holdings B.V.	Software	Common Equity Interest (d), (e)		3,524,376	5,379,000
JSC Tekers Holdings	Real Estate Management	Common Stock (3,201 shares) (d), (e)		4,500	—
		Preferred Stock (9,159,085 shares) (d), (e)		11,810,188	3,730,000
				11,814,688	3,730,000
MVC Environmental, Inc.	Environmental Services	Senior Secured Loan 9.0000% PIK, 12/22/2020 (b), (l)	6,426,943	6,426,943	6,426,943
		Common Stock (950 shares) (d)		3,081,000	1,626,910
				9,507,943	8,053,853
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d), (e)		51,534,073	34,854,000
SGDA Europe B.V.	Environmental Services	Common Equity Interest (d), (e)		28,544,800	1,257,000
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan, 13.0000% Cash, 07/01/2019 (l)	7,500,000	7,500,000	7,500,000
		Unsecured Loan 10.0000% Cash, 4.0000% PIK , 07/01/2018 (b), (l)	3,298,448	3,298,448	3,298,448
		Convertible Series I Preferred Stock (32,200 shares) (k), (n)		500,000	89,367,607
		Convertible Series J Preferred Stock (8,216 shares) (n)		—	—
				11,298,448	100,166,055
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK , 11/28/2021 (b), (l)	6,510,065	6,510,065	6,566,924
		Common Stock (5,610 shares) (d)		250,000	677,222
		Warrants (d)	5,303	—	438,304
				6,760,065	7,682,450

Sub Total Affiliate investments				130,484,393	169,426,770

 The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments - (Continued)

October 31, 2016

Company	Industry	Investment	Principal/Shares	Cost	Fair Value/Market Value
Control investments - 24.15% (c), (f), (g)
Equus Total Return, Inc.	Registered Investment Company	Common Stock (4,444,644 shares) (d), (l)		$10,030,272	$8,311,484
MVC Automotive Group GmbH	Automotive Dealerships	Common Equity Interest (a), (d), (e)		50,057,288	12,321,000
		Bridge Loan 6.0000% Cash, 06/30/2017 (a), (e), (l)	$3,322,500	3,322,500	3,322,500
				53,379,788	15,643,500
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (a), (d), (j), (l)		13,838,539	25,166,780
		General Partnership Interest (a), (d), (j), (l)		353,024	631,262
				14,191,563	25,798,042
RuMe Inc.	Consumer Products	Common Stock (5,297,548 shares) (a), (d)		924,475	540,000
		Series C Preferred Stock (23,896,634 shares) (a), (d)		3,410,694	5,836,000
		Series B-1 Preferred Stock (4,999,076 shares) (a), (d)		999,815	2,017,000
		Subordinated Debt 10.0000% PIK, 10/07/2017 (a), (b), (l)	900,000	846,777	846,777
		Guarantee (a), (d)	1	—	(277,535)
		Warrants (a), (d)	1	336,393	1,054,485
				6,518,154	10,016,727
SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (a), (d), (e)		2,300,000	—
		Bridge Loan 6.0000% Cash, 06/27/2017 (a), (e), (h), (l)	27,785	27,785	—
				2,327,785	—
Turf Products, LLC	Distributor - Landscaping and	Senior Subordinated Debt 7.0000% Cash, 4.0000% PIK, 11/01/2018 (a), (b), (l)	3,895,262	3,895,262	3,754,677
	Irrigation Equipment	Limited Liability Company Interest (a), (d)		3,535,694	3,991,794
		Guarantee (a), (d)	1	—	(12,995)
		Warrants (a), (d)	150	—	—
				7,430,956	7,733,476

Sub Total Control investments				93,878,518	67,503,229
TOTAL PORTFOLIO INVESTMENTS - 128.82% (f)				$374,711,874	$360,119,754

U.S. Treasury Obligations - 12.52% (f), (g)
U.S. Treasury Bill	U.S. Government Securities	1.2500% Cash, 10/31/2021 (m)	35,100,000	$34,998,593	$34,991,681

Sub Total Short-Term Investments				$34,998,593	$34,991,681

Cash equivalents and restricted cash equivalents - 0.14% (f), (g)
Fidelity Institutional Government Money Market Fund	Money Market Fund	Beneficial Shares (299,569 shares)		299,569	299,569
Morgan Stanley Institutional Liquidity Government Portfolio	Money Market Fund	Beneficial Shares (95,043 shares)		95,043	95,043
Total Cash equivalents and restricted cash equivalents				394,612	394,612
TOTAL INVESTMENTS - 141.48% (f)				$410,105,079	$395,506,047

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

(d) Non-income producing assets.

(e) The principal operations of these portfolio companies are located in Europe and Cayman Islands which represents approximately 25% of the net assets.  The remaining portfolio companies are located in North America which represents approximately 104% of the net assets.

(f) Percentages are based on net assets of $279,557,778 as of October 31, 2016.

(g) See Note 3 for further information regarding “Investment Classification.”

(h) All or a portion of the accrued interest on these securities have been reserved for.

(i) Legacy Investments.

(j) MVC Private Equity Fund, LP is a private equity fund focused on control equity investments in the lower middle market.  The fund currently holds five investments, four located in the United States and one in Gibraltar, the investments are in the energy, services, contract manufacturing, and industrial sectors.  The Company’s proportional share of the AccuMed Corp. preferred stock, Plymouth Rock Energy membership interest and loan, the Gibdock Limited equity interest and Focus Pointe preferred stock is $8,916,632, $7,343,966, $4,627,855 and $2,854,783, respectively.

(k) Upon a liquidity event, the Company may receive additional ownership in U.S. Gas & Electric, Inc.

(l) All or a portion of these securities may serve as collateral for the Santander Credit Facility.

(m) All or a portion of these securities may serve as collateral for the BB&T Credit Facility.

(n) All or a portion of these securities may serve as collateral for the Macquarie Energy trade supply credit facility

PIK - Payment-in-kind

- Denotes zero cost or fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

October 31, 2015

Company	Industry	Investment	Principal/Shares	Cost	Fair Value/Market Value
Non-control/Non-affiliated investments- 44.67% (a), (c), (f), (g)
Actelis Networks, Inc.	Technology Investment	Preferred Stock (150,602 shares) (d), (i)		$5,000,003	—
Agri-Carriers Group, Inc.	Transportation	Senior Subordinated Debt 12.0000% Cash, 3.0000% Deferred, 07/20/2017 (l), (m)	$11,774,486	11,787,114	$11,774,486
Biogenic Reagents	Renewable energy	Senior Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b), (l)	5,463,002	5,463,002	5,463,002
		Senior Convertible Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b), (l)	4,916,702	4,916,702	4,983,082
		Senior Note 12.0000% Cash, 4.0000% PIK, 02/29/2016 (b), (l)	4,165,169	4,165,169	4,165,169
		Senior Subordinated Debt 12.0000% Cash, 4.0000% PIK, 02/29/2016 (b), (l)	1,009,556	1,009,556	1,009,556
		Warrants (d)	2	620,077	1,660,689
				16,174,506	17,281,498
Biovation Acquisition Co.	Manufacturer of Laminate Material and Composites	Common Stock (90 shares) (d)		784,622	555,869
Biovation Holdings, Inc.	Manufacturer of Laminate Material and Composites	Bridge Loan 6.0000% Cash, 6.0000% PIK, 10/31/2014 (b), (h)	1,079,325	1,079,325	—
		Warrants (d)	3	397,677	—
				1,477,002	—
Custom Alloy Corporation	Manufacturer of Pipe Fittings and Forgings	Second Lien Loan 7.3000% Cash, 3.7000% PIK, 04/30/2020 (b), (l)	23,791,903	23,791,903	23,638,469
		Unsecured Subordinated Loan 12.0000% Cash, 09/04/2016 (l)	3,000,000	3,000,000	3,000,000
				26,791,903	26,638,469
FOLIOfn, Inc.	Technology Investment - Financial Services	Preferred Stock (5,802,259 shares) (d), (i)		15,000,000	5,596,000
G3K Display, Inc.	Retail Store Fixtures	Senior Lien Loan 13.0000% Cash, 04/11/2019 (h)	5,625,000	5,625,000	—
		Warrants (d)	1	—	—
				5,625,000	—
Initials, Inc.	Consumer Products	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK, 06/23/2020 (b), (l)	4,750,000	4,750,000	4,750,000
Inland Environmental & Remediation LP	Environmental Services	Senior Secured Loan 12.0000% Cash, 04/17/2019 (h), (l)	15,000,000	14,506,835	8,000,000
		Warrants (d)	1	713,000	—
				15,219,835	8,000,000
Legal Solutions Holdings, Inc.	Business Services	Senior Subordinated Debt 12.0000% Cash, 2.0000% Deferred, 09/12/2018 (l), (m)	8,705,000	8,718,402	8,705,000
MainStream Data, Inc.	Technology Investment	Common Stock (5,786 shares) (d), (i)		3,750,000	—
Morey’s Seafood International, LLC	Food Services	Second Lien Loan 6.0000% Cash, 9.0000% PIK, 08/12/2018 (b), (l)	16,047,333	16,047,333	14,371,830
NPWT Corporation	Medical Device Manufacturer	Series B Common Stock (281 shares) (d)		1,231,638	2,000
		Series A Convertible Preferred Stock (5,000 shares) (d)		—	36,000
				1,231,638	38,000
The Results Companies, LLC	Business Services	Senior Subordinated Debt 13.0000% Cash, 2.5000% Deferred, 07/01/2016 (l), (m)	9,000,000	9,008,330	9,000,000
RX Innovation, Inc.	Software	Senior Subordinated Debt 12.0000% Cash, 4.0000% Deferred, 03/01/2017 (l), (m)	10,300,000	10,307,845	10,300,000
Thunderdome Restaurants, LLC	Restaurants	Second Lien Loan 12.0000% Cash, 06/10/2020	1,965,251	1,965,251	1,965,251
U.S. Spray Drying Holding Company	Specialty Chemicals	Class B Common Stock (784 shares) (d)		5,488,000	5,875,000
		Secured Loan 12.0000% Cash, 04/30/2019	1,500,000	1,500,000	1,500,000
				6,988,000	7,375,000
United States Technologies, Inc.	Electronics Manufacturing and Repair	Senior Lien Loan 10.5000% Cash, 07/17/2020 (l)	5,000,000	5,000,000	5,000,000
Sub Total Non-control/Non-affiliated investments				165,626,784	131,351,403
Affiliate investments - 57.87% (a), (c), (f), (g)
Advantage Insurance Holdings LTD	Insurance	Preferred Stock (750,000 shares) (d), (e)		7,500,000	8,015,164
Centile Holdings B.V.	Software	Common Equity Interest (d), (e)		3,524,376	4,905,000
JSC Tekers Holdings	Real Estate Management	Common Stock (3,201 shares) (d), (e)		4,500	4,000
		Preferred Stock (9,159,085 shares) (d), (e)		11,810,188	5,045,700
				11,814,688	5,049,700
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d), (e)		52,846,140	45,300,000
SGDA Europe B.V.	Environmental Services	Common Equity Interest (d), (e)		28,544,800	6,020,000
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 13.0000% Cash, 07/01/2019 (l)	7,500,000	7,500,000	7,500,000
		Unsecured Loan 10.0000% Cash, 4.0000% PIK , 07/01/2018 (b), (l)	3,167,220	3,167,220	3,167,220
		Convertible Series I Preferred Stock (32,200 shares) (d), (k), (o)		500,000	83,667,607
		Convertible Series J Preferred Stock (8,216 shares) (d), (o)		—	—
				11,167,220	94,334,827
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK , 11/28/2021 (b), (l)	6,315,236	6,315,236	6,315,236
		Common Stock (5,610 shares) (d)		250,000	250,000
		Warrants (d)	5,303	—	—
				6,565,236	6,565,236

Sub Total Affiliate investments				121,962,460	170,189,927

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments - (Continued)

October 31, 2015

Company	Industry	Investment	Principal/Shares	Cost	Fair Value/Market Value
Control investments - 33.78% (c), (f), (g)
Equus Total Return, Inc.	Registered Investment Company	Common Stock (4,444,644 shares) (d)		$10,030,272	$7,644,788
MVC Automotive Group GmbH	Automotive Dealerships	Common Equity Interest (a), (d), (e)		48,457,838	13,452,000
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (a), (d), (j)		13,838,539	21,939,744
		General Partnership Interest (a), (d), (j)		353,024	552,016
				14,191,563	22,491,760
Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (a), (d), (p)		15,763,636	—
		Series A Convertible Preferred Stock 16.0000% PIK (33,904 shares) (a), (b), (p)		30,000,000	6,050,797
		Series C Convertible Preferred Stock 16.0000% PIK (10,737shares) (a), (b), (p)		22,618,466	32,479,292
				68,382,102	38,530,089
RuMe, Inc.	Consumer Products	Common Stock (5,297,548 shares) (a), (d)		924,475	924,475
		Series C Preferred Stock (23,896,634 shares) (a), (d)		3,410,694	6,467,772
		Series B-1 Preferred Stock (4,999,076 shares) (a), (d)		999,815	1,667,753
				5,334,984	9,060,000
SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (a), (d), (e)		2,300,000	342,000
Turf Products, LLC	Distributor - Landscaping and	Senior Subordinated Debt 7.0000% Cash, 4.0000% PIK, 11/01/2018 (a), (b), (l)	$3,895,262	3,895,262	3,862,994
	Irrigation Equipment	Limited Liability Company Interest (a), (d)		3,535,694	3,991,794
		Guarantee (a), (d)	1	—	(41,034)
		Warrants (a), (d)	150	—	—
				7,430,956	7,813,754

Sub Total Control investments				156,127,715	99,334,391

TOTAL PORTFOLIO INVESTMENTS - 136.32% (f)				$443,716,959	$400,875,721

U.S. Treasury obligations - 30.49% (f), (g)
U.S. Treasury obligations	U.S. Government Securities	1.3750% Cash, 10/31/2019 (n)	$90,300,000	$89,820,800	$89,681,535

Sub Total U.S. Treasury obligations				$89,820,800	$89,681,535

Cash equivalents and restricted cash equivalents - 2.74% (f), (g)
Fidelity Institutional Government Money Market Fund	Money Market Fund	Beneficial Shares (1,659,943 shares)		1,659,943	1,659,943
JP Morgan Prime Money Market Fund	Money Market Fund	Beneficial Shares (6,400,723 shares)		6,400,723	6,400,723
Total Cash equivalents and restricted cash equivalents				8,060,666	8,060,666
TOTAL INVESTMENT ASSETS - 169.55% (f)				$541,598,425	$498,617,922

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

(p) All or a portion of these securities may serve as collateral for a loan made to Ohio Medical by another financial institution

PIK - Payment-in-kind

- Denotes zero cost or fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

	For the Year Ended	For the Year Ended	For the Year Ended
	October 31, 2016	October 31, 2015	October 31, 2014
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$284	$3,220	$69,956
Affiliate investments	13,110,006	—	867,916
Control investments	97,101	1,002,872	—

Total dividend income	13,207,391	1,006,092	937,872

Payment-in-kind dividend income
Affiliate investments	—	—	216,928

Total payment-in-kind dividend income	—	—	216,928

Interest income
Non-control/Non-affiliated investments	12,032,621	12,579,802	7,074,870
Affiliate investments	2,297,112	1,303,835	2,756,306
Control investments	345,611	322,282	353,844

Total interest income	14,675,344	14,205,919	10,185,020

Payment-in-kind/Deferred interest income
Non-control/Non-affiliated investments	4,044,844	4,908,516	3,058,577
Affiliate investments	607,751	126,067	756,954
Control investments	162,399	155,810	155,810

Total payment-in-kind/Deferred interest income	4,814,994	5,190,393	3,971,341

Fee income
Non-control/Non-affiliated investments	173,200	357,500	306,393
Affiliate investments	625,500	723,165	932,335
Control investments	2,456,250	966,992	323,001

Total fee income	3,254,950	2,047,657	1,561,729

Fee income - Asset Management [1]
Portfolio fees	988,627	1,023,210	1,314,441
Management fees	425,578	225,511	595,534

Total fee income - Asset Management	1,414,205	1,248,721	1,909,975

Other income	—	—	1,033,560
Total operating income	37,366,884	23,698,782	19,816,425

Operating Expenses:
Interest and other borrowing costs	10,212,347	10,230,140	9,442,466
Management fee	7,589,841	7,845,198	8,681,175
Consulting fees	1,361,617	653,396	475,404
Legal fees	838,474	1,162,500	925,000
Portfolio fees - Asset Management [1]	741,470	767,408	985,831
Audit & tax preparation fees	471,381	1,470,000	634,200
Other expenses	457,152	750,531	411,266
Directors’ fees	421,000	418,000	400,625
Management fee - Asset Management [1]	319,183	160,218	354,298
Insurance	296,708	347,426	346,020
Administration	211,304	236,918	259,351
Public relations fees	181,908	180,000	198,000
Printing and postage	12,541	85,595	21,352
Net Incentive compensation (Note 5)	(2,030,212)	(9,757,120)	(4,749,735)

Total operating expenses	21,084,714	14,550,210	18,385,253

Less: Voluntary expense waiver by Adviser [2]	(150,000)	(150,000)	(150,000)
Less: Voluntary management fee waiver by Adviser [3]	(1,897,460)	—	—
Less: Voluntary incentive fee waiver by Adviser [4]	(1,000,000)	—	—

Total waivers	(3,047,460)	(150,000)	(150,000)

Net operating income before taxes	19,329,630	9,298,572	1,581,172

Tax Expenses:
Current tax expense	1,884	1,756	1,755

Total tax expense	1,884	1,756	1,755

Net operating income	19,327,746	9,296,816	1,579,417

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized gain (loss) on investments
U.S. Treasury obligations	125,116	302,246	—
Non-control/Non-affiliated investments	(14,267,957)	(2,073,793)	(575,763)
Affiliate investments	(5,542)	—	15,979,686
Control investments	(31,009,032)	5,593,975	1,115,855
Foreign currency	—	(122,168)	—

Total net realized (loss) gain on investments	(45,157,415)	3,700,260	16,519,778

Net unrealized appreciation (depreciation) on investments	28,627,844	(50,557,496)	(37,941,262)

Net realized and unrealized loss on investments	(16,529,571)	(46,857,236)	(21,421,484)

Net increase (decrease) in net assets resulting from operations	$2,798,175	$(37,560,420)	$(19,842,067)

Net increase (decrease) in net assets per share resulting from operations	$0.12	$(1.66)	$(0.88)

Dividends declared per share	$0.710	$0.540	$0.540

Weighted average number of shares outstanding[5]	22,673,539	22,702,821	22,632,584

The accompanying notes are an integral part of these consolidated financial statements.

1 These items are related to the management of the MVC Private Equity Fund, L.P. (“PE Fund”).  Please see Note 4 “Management” for more information.

2 Reflects the TTG Advisers’ voluntary waiver of $150,000 of expenses for the 2016, 2015 and 2014 fiscal years,  that the Company would otherwise be obligated to reimburse TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  Please see Note 4 “Management” for more information.

3 Reflects TTG Advisers’ voluntary waiver of 0.50% of the management fee for the year ended October 31, 2016.  Please see Note 4 “Management” for more information.

4 Reflects TTG Advisers’ voluntary waiver of the Incentive Fee associated with pre-incentive fee net operationg income for the fiscal year ended October 31, 2016.  Please see Note 4 “Management” for more information.

5 Please see Note 6 “Dividends and Distributions to Shareholders and Share Repurchase Program” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended	For the Year Ended
	October 31, 2016	October 31, 2015	October 31, 2014
Cash flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$2,798,175	$(37,560,420)	$(19,842,067)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss (gain)	45,157,415	(3,700,260)	(16,519,778)
Net change in unrealized (appreciation) depreciation	(28,627,844)	50,557,496	37,941,262
Amortization of discounts and fees	(69,075)	(751,909)	(1,077,667)
Increase in accrued payment-in-kind dividends and interest	(7,100,750)	(2,266,596)	(3,928,997)
Amortization of deferred financing fees	1,026,635	1,070,967	565,723
Allocation of flow through income	—	—	(485,973)
Changes in operating assets and liabilities:
Restricted cash	199,507	(1,000,034)	526,500
Restricted cash equivalents	5,503,000	762,500	—
Dividends, interest and fees receivable	809,243	(3,216,202)	2,340,501
Fee and other receivables	(402,345)	243,547	169,711
Escrow receivables, net of reserves	(8,859,061)	(292,744)	6,236,928
Prepaid expenses	416,805	37,284	(111,897)
Prepaid taxes	—	—	336
Incentive compensation (Note 5)	(3,030,212)	(9,757,120)	(4,749,735)
Other liabilities	(1,803,183)	705,945	195,710
Purchases of equity investments	(1,992,242)	(3,545,400)	(35,743,194)
Purchases of debt instruments	(41,975,490)	(59,076,952)	(67,927,323)
Purchases of short-term investments	(154,856,468)	(384,062,785)	(398,801,536)
Proceeds from equity investments (1)	38,904,810	25,943,104	33,896,303
Proceeds from debt instruments	36,200,444	39,304,386	28,612,098
Sales/maturities of short-term investments	209,805,021	394,544,993	348,605,381

Net cash provided by (used in) operating activities	92,104,385	7,939,800	(90,097,714)

Cash flows from Financing Activities:
Borrowings from revolving credit facility II	155,000,000	385,000,000	700,000,000
Repayments from revolving credit facility II	(210,000,000)	(395,000,000)	(650,000,000)
Borrowings from revolving credit facility III	16,300,000	—	—
Repayments from revolving credit facility III	(16,300,000)	—	—
Borrowings from bridge loan	—	36,672,481	—
Repayments from bridge loan	(8,000,000)	(28,672,481)	—
Offering expenses	—	—	(139,000)
Repurchase of common stock	(1,216,746)	—	(4,114,967)
Share exchange	—	(7,427)	(221,424)
Financing fees paid	(1,885,808)	(533,746)	(273,092)
Distributions paid to shareholders	(16,099,238)	(12,259,524)	(12,215,899)

Net cash (used in) provided by financing activities	(82,201,792)	(14,800,697)	33,035,618

Net change in cash and cash equivalents for the year	9,902,593	(6,860,897)	(57,062,096)

Cash and cash equivalents, beginning of year	$10,311,567	$17,172,464	$74,234,560

Cash and cash equivalents, end of year	$20,214,160	$10,311,567	$17,172,464

(1) For the year ended October 31, 2016 and October 31, 2014, proceeds from equity investments includes $173,667 and $868,286 from escrow receivables, net of reserves, respectively.

During the year ended October 31, 2016, 2015 and 2014  MVC Capital, Inc. paid $8,508,648, $8,968,280 and $8,729,321 in interest expense, respectively.

During the year ended October 31, 2016, 2015 and 2014 MVC Capital, Inc. paid $1,655, $1,823 and $1,420 in income taxes, respectively.

Non-cash activity:

During the year ended October 31, 2016, 2015 and 2014, MVC Capital, Inc. recorded payment in kind dividend and interest of $7,100,750, $2,266,596 and $3,928,997, respectively. This amount was added to the principal balance of the investments and recorded as dividend/interest income.

During the year ended October 31, 2016, 2015 and 2014, the Plan Agent purchased 41,737, 24,783 and 1,051 shares of common stock in the open market in order to satisfy the reinvestment portion of our dividends.

During the year ended October 31, 2014, MVC Capital, Inc. was allocated $1,033,361, respectively, in flow-through income from its equity investment in Octagon Credit Investors, LLC.  Of these amounts, $547,388, respectively, was received in cash and the balance of $485,973, respectively, was undistributed and therefore increased the cost of the investment.  The fair value was then increased by $101,099, respectively, by the Company’s Valuation Committee.

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

On December 24, 2015, as part of Inland’s restructuring, the Company obtained a $6.0 million senior secured loan to MVC Environmental, Inc. and received 950 common shares in MVC Environmental, Inc., with  a cost basis of $3.1 million.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Changes in Net Assets

	For the Year Ended	For the Year Ended	For the Year Ended
	October 31, 2016	October 31, 2015	October 31, 2014

Operations:
Net operating gain	$19,327,746	$9,296,816	$1,579,417
Net realized (loss) gain on investments	(45,157,415)	3,700,260	16,519,778
Net change in unrealized appreciation (depreciation) on investments	28,627,844	(50,557,496)	(37,941,262)

Net increase (decrease) in net assets from operations	2,798,175	(37,560,420)	(19,842,067)

Shareholder Distributions from:
Income	(16,099,238)	(9,296,816)	(1,579,417)
Realized gain	—	(2,962,708)	(10,636,482)
Return of capital	—	—	—

Net decrease in net assets from shareholder distributions	(16,099,238)	(12,259,524)	(12,215,899)

Capital Share Transactions:
Reissuance of treasury stock for share exchange	—	—	4,350,722
Provision for share exchange	—	(7,427)	(221,424)
Offering expenses	—	—	(139,000)
Repurchase of common stock	(1,216,746)	—	(4,114,967)

Net decrease in net assets from capital share transactions	(1,216,746)	(7,427)	(124,669)

Total decrease in net assets	(14,517,809)	(49,827,371)	(32,182,635)

Net assets, beginning of year	294,075,587	343,902,958	376,085,593

Net assets, end of year	$279,557,778	$294,075,587	$343,902,958

Common shares outstanding, end of year	22,556,412	22,702,821	22,702,821

Undistributed net operating income	$3,228,508	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

	For the	For the	For the	For the	For the
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	October 31, 2016	October 31, 2015	October 31, 2014	October 31, 2013	October 31, 2012

Net asset value, beginning of year	$12.95	$15.15	$16.63	$16.14	$17.54

Income (Loss) from operations:
Net operating income	0.85	0.41	0.07	0.06	0.88
Net realized and unrealized (loss) gain on investments	(0.73)	(2.07)	(0.95)	0.76	(1.78)

Total gain (loss) from investment operations	0.12	(1.66)	(0.88)	0.82	(0.90)

Less distributions from:
Income	(0.71)	(0.41)	(0.07)	(0.46)	(0.50)
Realized gain	—	(0.13)	(0.47)	—	—
Return of capital	—	—	—	(0.08)	—

Total distributions	(0.71)	(0.54)	(0.54)	(0.54)	(0.50)

Capital share transactions
Dilutive effect of share issuance	—	—	(0.10)	—	—
Anti-dilutive effect of share repurchase program	0.03	—	0.04	0.21	—

Total capital share transactions	0.03	—	(0.06)	0.21	—

Net asset value, end of year	$12.39	$12.95	$15.15	$16.63	$16.14

Market value, end of year	$8.69	$8.32	$11.27	$13.83	$12.36

Market discount	(29.86)%	(35.75)%	(25.61)%	(16.84)%	(23.42)%

Total Return - At NAV (a)	1.26%	(11.08)%	(5.75)%	6.52%	(5.21)%

Total Return - At Market (a)	14.32%	(21.85)%	(14.97)%	16.65%	0.44%

Ratios and Supplemental Data:

Portfolio turnover ratio	13.74%	15.19%	14.16%	25.20%	3.31%

Net assets, end of year (in thousands)	$279,558	$294,076	$343,903	$376,086	$386,016

Ratios to average net assets:
Expenses including tax expense	6.35%	4.54%	5.04%	6.19%	2.17%
Expenses excluding tax expense	6.35%	4.54%	5.04%	6.19%	2.17%

Net operating income before tax expense	6.81%	2.93%	0.44%	0.39%	5.22%
Net operating income after tax expense	6.81%	2.93%	0.44%	0.39%	5.22%

Ratios to average net assets excluding waivers:
Expenses including tax expense	7.43%	4.59%	5.08%	6.23%	2.80%
Expenses excluding tax expense	7.43%	4.59%	5.08%	6.23%	2.80%

Net operating income before tax expense	5.74%	2.89%	0.40%	0.35%	4.59%
Net operating income after tax expense	5.74%	2.89%	0.40%	0.35%	4.59%

(a) Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the year.

(b) Supplemental Ratio information

Ratios to average net assets: (b)
Expenses excluding incentive compensation	7.07%	7.62%	6.35%	5.17%	4.21%
Expenses excluding incentive compensation, interest and other borrowing costs	3.47%	4.39%	3.75%	3.39%	3.38%

Net operating income (loss) before incentive compensation	6.09%	(0.15)%	(0.87)%	1.41%	3.18%
Net operating income before incentive compensation, interest and other borrowing costs	9.69%	3.08%	1.73%	3.19%	4.01%

Ratios to average net assets excluding waivers: (b)
Expenses excluding incentive compensation	8.15%	7.67%	6.40%	5.21%	4.27%
Expenses excluding incentive compensation, interest and other borrowing costs	4.55%	4.44%	3.79%	3.43%	3.44%

Net operating income (loss) before incentive compensation	5.02%	(0.19)%	(0.92)%	1.37%	3.12%
Net operating income before incentive compensation, interest and other borrowing costs	8.62%	3.04%	1.69%	3.15%	3.95%

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Notes to Consolidated Financial Statements
October 31, 2016

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

On December 11, 2008, our Board of Directors, including all of the directors who are not “interested persons,” as defined under the 1940 Act, of the Company (the “Independent Directors”), at their in-person meeting approved an amended and restated investment advisory and management agreement (also, the “Advisory Agreement”), which was approved by stockholders of the Company on April 14, 2009. The renewal of the Advisory Agreement was last approved by the Independent Directors at their in-person meeting held on October 28, 2016.

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

During fiscal year ended October 31, 2014, MVC Turf, LLC (“MVC Turf”) was consolidated with the Company as MVC Turf is an MVC wholly-owned holding company. The consolidation of MVC Turf did not have any material effect on the financial position or net results of operations of the Company.  Of the $19.8 million in cash on the Company’s Consolidated Balance Sheets as of October 31, 2016, approximately $328,000 was held by MVC Turf and approximately $1.1 million was held by MVC Cayman.

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

Recent Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). ASU 2014-09 addresses the reporting of revenue by most entities and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14 that defers the effective date of ASU 2014-09 for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early application is not permitted for public business entities.  The Company is currently assessing the impact of this guidance.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The standard requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter, and early adoption is permitted.  The Company is currently assessing the impact of this guidance.

In February 2015, the FASB issued Accounting Standards Update 2015-02, which updated consolidation standards under ASC Topic 810, “Consolidation”. Under this update, a new consolidation analysis is required for variable interest entities (“VIEs”) and will limit the circumstances in which investment managers and similar entities are required to consolidate the entities that they manage. The FASB decided to eliminate some of the criteria under which their fees are considered a variable interest and limit the circumstances in which variable interests in a VIE held by related parties of a reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015.  This update has had no impact on the Company’s financial condition or results of operations.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Under this guidance, debt issuance costs related to a recognized debt liability are to be presented as a direct deduction from the debt liability rather than as an asset on the balance sheet, consistent with debt discounts. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015.  The Company is currently assessing the impact of this guidance.

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). The new guidance removes the requirement that investments for which NAV is determined based on practical expedient reliance be reported utilizing the fair value hierarchy. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015.  The Company is currently assessing the impact of this guidance.

In November 2015, the FASB issued ASU 2015-17, which requires deferred tax liabilities and assets to be classified as non-current in a classified statement of financial condition. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted.  The Company is currently assessing the impact of this guidance.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows — Classification of Certain Cash Receipts and Cash Payments (Topic 230). The amendments provide guidance on eight specific cash flow issues in how certain cash receipts and cash payments are presented and classified in the statement of cash flows with the objective of reducing the existing diversity in practice. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the impact of this guidance.

In October 2016, the FASB issued ASU 2016-17, to amend the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The ASU is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently assessing the impact of this guidance.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The ASU is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact of this guidance.

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

Pursuant to our Valuation Procedures, the Valuation Committee (which is comprised of three Independent Directors) determines fair values of portfolio company investments on a quarterly basis (or more frequently, if deemed appropriate under the circumstances). In doing so, the Committee considers the recommendations of The Tokarz Group Advisers LLC (“TTG Advisers”).  The Committee also takes into account input and reviews by third party consultants retained to support the Company’s valuation process. The Company has also adopted several other enhanced processes related to valuations of controlled/affiliated portfolio companies.  Any changes in valuation are recorded in the consolidated statements of operations as “Net unrealized appreciation (depreciation) on investments.”

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

At October 31, 2016 and October 31, 2015, approximately 80.97% and 76.08%, respectively, of total assets represented investments in portfolio companies recorded at fair value (“Fair Value Investments”).

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

Cash Equivalents - For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all money market and all highly liquid temporary cash investments purchased with an original maturity of less than three months to be cash equivalents. As of October 31, 2016, the Company had approximately $395,000 in cash equivalents and approximately $19.8 million in cash totaling approximately $20.2 million.  Of the $19.8 million in cash, approximately $328,000 was held by MVC Turf and approximately $1.1 million was held by MVC Cayman.  As of October 31, 2015, the Company had approximately $2.6 million in cash equivalents and approximately $7.8 million in cash totaling approximately $10.4 million.  Of the $7.8 million in cash, approximately $360,000 was held by MVC Turf and approximately $1.0 million was held by MVC Cayman.

Restricted Cash and Cash Equivalents - Cash and cash equivalent accounts that are not available to the Company for day—to-day use and are legally restricted are classified as restricted cash. Restricted cash and cash equivalents are carried at cost, which approximates fair value.  On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is related to a project guarantee by AB DnB NORD bankas to Security Holdings B.V., a portfolio company investment.  The Euro letter of credit was equivalent to approximately $5.5 million at October 31, 2015.  During the fiscal year ended October 31, 2016, the Euro letter of credit was released and is no longer collateralized by the Company and released from restricted cash.  During the fiscal year ended October 31, 2016, the Company agreed to cash collateralize a $500,000 working capital line of credit for an entity partially owned by MVC Environmental and a $300,000 letter of credit for RuMe, which were classified as restricted cash equivalents on the Company’s Consolidated Balance Sheets.

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

Income Taxes — To be taxed as a regulated investment company (“RIC”), the Company is required (amongst other things) to distribute to its shareholders, in a timely manner, at least 90% of its investment company taxable income and 90% of its net tax-exempt income each year.  If the Company distributes, in a calendar year, at least 98% of its ordinary income and 98.2% of its capital gain net income for the one year period ending October 31st of such calendar year (as well as any undistributed amounts from previous years), it will not be liable for to the 4% non-deductible federal excise tax on certain undistributed income of RICs.

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

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. There were no uncertain tax positions as of October 31, 2016 that needed to be recorded or disclosed on the financial statements.  The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the fiscal year ended October 31, 2016, the Company did not incur any interest or penalties.  Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS.  The fiscal years 2013, 2014, 2015 and 2016 for the Company and MVCFS remain subject to examination by the federal, state and local tax authorities.

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

Our Board of Directors, including all of the Independent Directors, last approved a renewal of the Advisory Agreement at their in-person meeting held on October 28, 2016.

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

On various dates, TTG Advisers and the Company entered into annual agreements to extend the expense cap of 3.5% to the 2011, 2012, 2013 and 2014 fiscal years (“Expense Limitation Agreement”).  The Company and the Adviser agreed to continue the expense cap into fiscal year 2015 and fiscal year 2016, though they lowered the expense cap to 3.25% and modified the methodology so that the cap is applied to limit the Company’s ratio of expenses to total assets less cash (the “Modified Methodology”), consistent with the asset level used to calculate the base management fee. (The expenses covered by the cap remain unchanged.)  On October 29, 2015 and October 28, 2016, the Board of Directors, including all of the Independent Directors, approved the renewal of the Advisory Agreement for the 2016 fiscal year and 2017 fiscal year, respectively. Further, the Adviser agreed to waive a portion of the base management fee so that it is reduced to 1.50% for fiscal years 2016 and 2017. In March 2016, the Adviser agreed to modify its prior agreement to waive, effective November 1, 2015, the first $1.0 million of capital gains incentive fee due under the Advisory Agreement, such that the $1.0 million waiver of incentive fee would be applied to any incentive fee due under the agreement, whether it is a capital gains incentive fee or net operating income incentive fee.  Furthermore, the Company and the Adviser, similar to fiscal year 2016, agreed on an expense cap for fiscal year 2017 of 3.25% under the Modified Methodology.  The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2010 through 2016, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement for its allocable portion of the compensation payable to certain officers of the Company, which may not exceed $200,000 per year in the aggregate (the “Voluntary Waiver”).  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  As of October 31, 2016, the Company did not have an investment in an exchange traded fund.

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

At October 31, 2015, the provision for estimated incentive compensation was approximately $5.0 million.  During the fiscal year ended October 31, 2016, this provision for incentive compensation was decreased by a net amount of approximately $3.0 million to approximately $1.9 million, including both the pre-incentive fee net operating income and the capitals gains incentive fee.  The net decrease in the provision for incentive compensation during the fiscal year ended October 31, 2016 primarily reflects the Valuation Committee’s determination to decrease the fair values of sixteen of the Company’s portfolio investments (Custom Alloy, MVC Automotive, Security Holdings, SGDA Europe, Tekers, Turf, JSC Tekers, RuMe, BAC, Biogenics, Morey’s, Ohio Medical, Equus, Legal Solutions, MVC Environmental and Initials by a total of approximately $32.0 million.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of ten of the Company’s portfolio investments (NPWT, Centile, SCSD, Agri-Carriers, RX, U.S. Gas, Advantage, Thunderdome, U.S. Tech and Vestal) by a total of approximately $8.5 million.  For the fiscal year ended October 31, 2016, no incentive compensation was paid.  For the quarter ended April 30, 2016, a $2.1 million provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income exceeded the hurdle rate.  In March 2016, the Adviser agreed to modify its prior agreement to waive, effective November 1, 2015, the first $1.0 million of capital gains incentive fee due under the Advisory Agreement, such that the $1.0 million waiver of incentive fee would be applied to any incentive fee due under the agreement, whether it is a capital gains incentive fee or net operating income incentive fee.  As such, a $1.0 million incentive fee waiver was recorded during the quarter ended April 30, 2016 resulting in a net $1.1 million provision being recorded for the net operating income portion of the incentive fee.  Also, for the quarter ended October 31, 2016, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income for the quarter did not exceed the hurdle rate.

6.                                      Dividends and Distributions to Shareholders

As a RIC, the Company is required to distribute to its shareholders, in a timely manner, at least 90% of its investment company taxable income and tax-exempt income each year.  The Company did meet this requirement for the fiscal years ended October 31, 2016 and October 31, 2015.  If the Company distributes, in a calendar year, at least 98% of its income and 98.2% of its capital gains of such calendar year (as well as any portion of the respective 2% balances not distributed in the previous year), it will not be subject to the 4% non-deductible federal excise tax on certain undistributed income of RICs.

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

For the Fiscal Year Ended October 31, 2016

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

On October 14, 2016, the Company’s Board of Directors declared a dividend of $0.135 per share.  The dividend was paid on October 31, 2016 to shareholders of record on October 24, 2016 and totaled approximately $3.0 million.

During the quarter ended October 31, 2016, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 7,642 shares of our common stock at an average price of $8.51, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

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

8.                                      Concentration of Market and Credit Risk

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments and escrow receivables (other than cash equivalents), which collectively represented approximately 84.99% and 77.62% of the Company’s total assets at October 31, 2016 and October 31, 2015, respectively. As discussed in Note 9, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the Company’s portfolio investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include foreign investments (which subject the Company to additional risks such as currency, geographic, demographic and operational risks), entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.  Additionally, we are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate.  As of October 31, 2016, the fair value of our largest investment, U.S. Gas & Electric, Inc. (“U.S. Gas”), comprised 23.1% of our total assets and 35.8% of our net assets.  The Company’s investments in short-term securities are generally in U.S. government securities, with a maturity of greater than three months but generally less than one year or other high quality and highly liquid investments.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents.

The following table shows the portfolio composition by industry grouping at fair value as a percentage of net assets as of October 31, 2016 and 2015.

	October 31, 2016	October 31, 2015
Energy Services	35.83%	32.08%
Electrical Engineering	12.47%	15.40%
Private Equity	9.23%	7.65%
Manufacturer of Pipe Fittings	7.42%	9.06%
Automotive Dealerships	5.60%	4.57%
Food Services	5.43%	4.89%
Renewable Energy	5.42%	5.88%
Consumer Products	5.28%	4.70%
Business Services	3.90%	6.02%
Manufacturer of Plastics Parts	3.60%	0.00%
Environmental Services	3.33%	4.77%
Electronics Component Manufacturing	3.46%	0.00%
Insurance	2.97%	2.73%
Regulated Investment Company	2.97%	2.60%
Specialty Chemicals	2.91%	2.51%
Distributor - Landscaping and Irrigation Equipment	2.77%	2.66%
Iron Foundries	2.75%	2.23%
Software	2.75%	5.17%
Welding Equipment Manufacturer	2.53%	0.00%
Technology Investment - Financial Services	2.12%	1.90%
Manufacturer of Equipment Components	1.83%	0.00%
Electronics Manufacturing and Repair	1.81%	1.70%
Real Estate Management	1.33%	1.72%
Restaurants	1.08%	0.66%
Manufacturer of Laminate Material and Composites	0.03%	0.18%
Transportation	0.00%	4.00%
Port Facilities	0.00%	0.12%
Medical Device Manufacturer	0.00%	13.12%
Retail Store Fixtures	0.00%	0.00%
	128.82%	136.32%

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•                                Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date.  We valued one of our investments using Level 1 inputs as of October 31, 2016.

•                                Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly or other inputs that are observable or can be corroborated by observable market data. Additionally, the Company’s interests in Investment Vehicles that can be withdrawn by the Company at the net asset value reported by such Investment Vehicle as of the measurement date, or within six months of the measurement date, are generally categorized as Level 2 investments.  We valued our U.S. Treasury obligations using Level 2 inputs as of October 31, 2016.

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

The following fair value hierarchy table sets forth our investment portfolio by level as of October 31, 2016 and 2015 (in thousands):

	October 31, 2016
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$141,893	$141,893
Common Stock	8,311	—	9,524	17,835
Preferred Stock	—	—	115,195	115,195
Warrants	—	—	1,886	1,886
Common Equity Interest	—	—	53,811	53,811
LP Interest of the PE Fund	—	—	25,167	25,167
GP Interest of the PE Fund	—	—	631	631
LLC Interest	—	—	3,992	3,992
Guarantee	—	—	(291)	(291)
Escrow Receivable	—	—	9,152	9,152
Short-term investments	—	34,992	—	34,992
Total Investments, net	$8,311	$34,992	$360,960	$404,263

	October 31, 2015
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$138,471	$138,471
Common Stock	7,645	—	7,953	15,598
Preferred Stock	—	—	149,026	149,026
Warrants	—	—	1,661	1,661
Common Equity Interest	—	—	69,677	69,677
LP Interest of the PE Fund	—	—	21,940	21,940
GP Interest of the PE Fund	—	—	552	552
LLC Interest	—	—	3,992	3,992
Guarantee	—	—	(41)	(41)
Escrow Receivable	—	—	293	293
Short-term investments	—	89,682	—	89,682
Total Investments, net	$7,645	$89,682	$393,524	$490,851

A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.  Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur.  During the fiscal year ended October 31, 2016 and October 31, 2015, there were no transfers in and out of Level 1 or 2.

The following tables sets forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the fiscal years ended October 31, 2016 and October 31, 2015 (in thousands):

	Balances, November 1, 2015	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, October 31, 2016	Total Loss for the Year Included in Earnings Attibutable to the Change in Unrealized Appreciation (Depreciation) on Investments held as of October 31, 2016
Senior/Subordinated Loans and credit facilities	$138,471	$(12,151)	$13,218	$(7,504)	$52,631	$(42,772)	$—	$141,893	$(9,248)
Common Stock	7,953	(16,993)	16,993	(1,508)	3,081	(2)	—	9,524	(7,058)
Preferred Stock	149,026	(14,671)	14,052	4,736	—	(37,948)	—	115,195	70,974
Warrants	1,661	(1,111)	1,111	(504)	729	—	—	1,886	536
Common Equity Interest	69,677	—	—	(16,153)	1,599	(1,312)	—	53,811	(79,849)
LP Interest of the PE Fund	21,940	—	—	3,227	—	—	—	25,167	11,328
GP Interest of the PE Fund	552	—	—	79	—	—	—	631	278
LLC Interest	3,992	—	—	—	—	—	—	3,992	456
Guarantees	(41)	—	—	(250)	—	—	—	(291)	(291)
Escrow Receivable	293	(534)	—	—	11,014	(1,621)	—	9,152	—
Total	$393,524	$(45,460)	$45,374	$(17,877)	$69,054	$(83,655)	$—	$360,960	$(12,874)

	Balances, November 1, 2014	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, October 31, 2015	Total Loss for the Year Included in Earnings Attibutable to the Change in Unrealized Appreciation (Depreciation) on Investments held as of October 31, 2015
Senior/Subordinated Loans and credit facilities	$129,129	$(2,073)	$1,943	$(12,193)	$61,216	$(39,551)	$—	$138,471	$(15,048)
Common Stock	24,547	8,340	(8,350)	(718)	1,034	(16,900)	—	7,953	(22,544)
Preferred Stock	160,459	—	—	(16,148)	4,715	—	—	149,026	52,187
Warrants	713	—	—	328	620	—	—	1,661	(70)
Common Equity Interest	98,606	(2,730)	(72)	(20,508)	3,046	(8,665)	—	69,677	(63,696)
LP Interest	19,969	—	—	1,971	—	—	—	21,940	8,101
GP Interest	504	—	—	48	—	—	—	552	199
LLC Interest	3,992	—	—	—	—	—	—	3,992	456
Guarantees	(67)	—	—	26	—	—	—	(41)	(41)
Escrow Receivable	—	—	—	(15)	308	—	—	293	—
Total	$437,852	$3,537	$(6,479)	$(47,209)	$70,939	$(65,116)	$—	$393,524	$(40,456)

(1)                      Included in net realized gain (loss) on investments in the Consolidated Statements of Operations.

(2)                      Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities disposed of during the fiscal year ended October 31, 2016 and October 31, 2015, respectively.

(3)                      Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities held at October 31, 2016 and October 31, 2015, respectively.

(4)                      Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for new securities.  For the fiscal year ended October 31, 2016 and October 31, 2015, a total of approximately $7.1 million and $2.3 million, respectively, of PIK interest and dividends and amortization of discounts and fees are included.

(5)                      Includes decreases in the cost basis of investments resulting from principal repayments or sales.

In accordance with ASU 2011-04, the following table summarizes information about the Company’s Level 3 fair value measurements as of October 31, 2016 and October 31, 2015 (Fair Value is disclosed in thousands):

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range		Weighted
	10/31/2016	Valuation technique	Unobservable input	Low	High	average (a)

Common Stock (c) (d)	$9,524	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%
			Real Estate Appraisals	N/A	N/A	N/A

		Income Approach	Discount Rate	13.3%	30.0%	17.0%
			Perpetual Growth Rate of Free Cash Flow	2.0%	2.0%	2.0%

		Market Approach	Revenue Multiple	1.4x	1.4x	1.4x
			EBITDA Multiple	5.5x	5.5x	5.5x
			Forward EBITDA Multiple	5.6x	7.0x	6.7x
			Minority Discount	10.0%	10.0%	10.0%
			Illiquidity Discount	15.0%	15.0%	15.0%

Senior/Subordinated loans and credit facilities (b) (d)	$141,893	Market Approach	EBITDA Multiple	3.8x	8.8x	6.7x
			Forward EBITDA Multiple	5.6x	7.0x	5.8x
			Revenue Multiple	1.4x	1.4x	1.4x
			Discount to Letter of Intent	0.0%	0.0%	0.0%
			Illiquidity Discount	15.0%	15.0%	15.0%

		Income Approach	Required Rate of Return	11.6%	39.9%	15.6%
			Discount Rate	18.1%	30.0%	18.2%

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A	N/A	N/A
			Discount to Net Asset Value	0.0%	30.0%	22.3%

LP Interest (e)	$25,167	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%

GP Interest (e)	$631	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%

LLC Interest	$3,992	Market Approach	EBITDA Multiple	6.0x	6.0x	6.0x

Common Equity Interest	$53,811	Market Approach	Revenue Multiple	2.0x	2.0x	2.0x
			EBITDA Multiple	3.8x	5.5x	3.9x
			Forward EBITDA Multiple	7.0x	7.0x	7.0x

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A	N/A	N/A
			Discount to Net Asset Value	0.0%	0.0%	0.0%

		Income Approach	Discount Rate	15.9%	18.1%	16.2%
			Perpetual Growth Rate of Free Cash Flow	3.0%	3.0%	3.0%

Preferred Stock (c)	$115,195	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%
			Real Estate Appraisals	N/A	N/A	N/A

		Market Approach	Revenue Multiple	1.4x	1.4x	1.4x
			EBITDA Multiple	5.0x	5.0x	5.0x
			% of AUM	0.77%	0.77%	0.77%
			Illiquidity Discount	30.0%	30.0%	30.0%
			Multiple of Book Value	1.0x	1.0x	1.0x
			EBT Multiple	15.0x	15.0x	15.0x
			Discount to Letter of Intent	0.0%	0.0%	0.0%

		Income Approach	Discount Rate	15.7%	15.7%	15.7%
			Perpetual Growth Rate of Free Cash Flow	2.5%	2.5%	2.5%

Warrants	$1,886	Market Approach	Minority Discount	10.0%	10.0%	10.0%
			EBITDA Multiple	5.5x	6.7x	6.1x
			Revenue Multiple	1.4x	1.4x	1.4x

		Income Approach	Discount Rate	13.3%	13.3%	13.3%
			Perpetual Growth Rate of Free Cash Flow	2.0%	2.0%	2.0%

		Adjusted Net Asset Approach	Discount to Net Asset Value	27.2%	27.2%	27.2%

Guarantees	$(291)	Income Approach	Discount Rate	7.3%	20.0%	19.4%

Escrows	$9,152	Income Approach	Discount Rate	20.0%	20.0%	20.0%
Total	$360,960

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

(e) Practical expedient is used utilizing the net asset valuations provided by the GP

* The above table excludes certain investments whose fair value is zero due to certain specific situations at the portfolio company level.

NM - Not Meaningful

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range		Weighted
	10/31/2015	Valuation technique	Unobservable input	Low	High	average (a)
Common Stock (c) (d)	$7,953	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%
			Real Estate Appraisals	N/A	N/A	N/A

		Income Approach	Discount Rate	15.0%	30.0%	29.9%

		Market Approach	Revenue Multiple	2.0x	2.0x	2.0x
			EBITDA Multiple	4.7x	4.7x	4.7x
			Forward EBITDA Multiple	7.0x	7.0x	7.0x
			Discount to Letter of Intent	2.4%	2.4%	2.0%

Senior/Subordinated loans and credit facilities (b) (d)	$137,462	Market Approach	EBITDA Multiple	5.0x	6.0x	5.1x
			Forward EBITDA Multiple	7.0x	7.0x	7.0x

		Income Approach	Required Rate of Return	10.3%	35.0%	15.6%
			Discount Rate	14.9%	14.9%	14.9%
			Perpetual Growth Rate of Free Cash Flow	2.0%	2.0%	0.0%
		Adjusted Net Asset Approach	Real Estate Appraisals	N/A	N/A	N/A

LP Interest (e)	$21,940	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%

GP Interest (e)	$552	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%

LLC Interest	$3,992	Market Approach	EBITDA Multiple	6.0x	6.0x	6.0x

Common Equity Interest	$69,677	Market Approach	Revenue Multiple	2.0x	2.0x	2.0x
			Forward EBITDA Multiple	7.0x	7.0x	7.0x
			EBITDA Multiple	5.5x	5.6x	5.6x
			Multiple of Book Value	1.0x	1.0x	1.0x

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A	N/A	N/A

		Income Approach	Discount Rate	13.0%	15.9%	15.6%
			Perpetual Growth Rate of Free Cash Flow	3.0%	3.0%	3.0%

Preferred Stock (c)	$149,026	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%
			Real Estate Appraisals	N/A	N/A	N/A

		Market Approach	Revenue Multiple	2.0x	2.0x	2.0x
			EBITDA Multiple	5.0x	5.0x	3.4x
			% of AUM	0.82%	0.82%	0.82%
			Illiquidity Discount	30.0%	30.0%	30.0%
			Multiple of Book Value	1.0x	1.0x	1.0x
			EBT Multiple	20.7x	20.7x	20.7x
			Discount to Letter of Intent	2.4%	2.4%	2.4%

		Income Approach	Discount Rate	15.0%	15.9%	15.9%
			Perpetual Growth Rate of Free Cash Flow	2.5%	2.5%	2.5%

Warrants	$2,670	Market Approach	Discount to Enterprise Value of Joint Venture	0.0%	0.0%	0.0%

Guarantees	$(41)	Income Approach	Discount Rate	7.3%	7.3%	7.3%

Escrows	$293	Income Approach	Discount Rate	5.0%	5.0%	5.0%

Total	$393,524

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

For the Fiscal Year Ended October 31, 2016

During the fiscal year ended October 31, 2016, the Company made six new investments, committing capital that totaled approximately $35.7 million.  The investments were made in Somotra ($1.7 million), Pride ($5.1 million), Dukane ($7.0 million), Quantum ($10.0 million), FDS ($2.3 million) and HTI ($9.6 million).

During the fiscal year ended October 31, 2016, the Company made 9 follow-on investments in six existing portfolio companies that totaled approximately $8.5 million.  On November 20, 2015 and December 3, 2015, the Company invested an additional $538,000 and $1.1 million, respectively, in MVC Automotive common equity.  On January 4, 2016, the Company loaned an additional $1.5 million to Legal Solutions, which increased the senior subordinated loan to approximately $10.2 million. On February 1, 2016, the Company loaned an additional $1.1 million to Thunderdome, which increased the second lien loan to approximately $3.0 million.  On May 5, 2016, the Company loaned $30,000 to BAC in the form of a senior loan with an interest rate of 5% and a maturity date of May 5, 2021.  On June 28, 2016, the Company loaned approximately $1.7 million to MVC Automotive in the form of a bridge loan with an interest rate of 6% and a maturity date of December 31, 2016.  On June 28, 2016, the Company loaned approximately $28,000 to Tekers in the form of a bridge loan with an interest rate of 6% and a maturity date of June 27, 2017.  On October 12, 2016, the Company loaned an additional $1.6 million to MVC Automotive in the form of a bridge loan and extended the maturity date to June 30, 2017.  The loan had an outstanding balance at October 31, 2016 of approximately $3.3 million.  On October 7, 2016, the Company loaned RuMe $900,000 in the form of a subordinated note with an interest rate of 10% and a maturity date of October 7, 2017.  The Company also guaranteed $1.0 million of a third party’s working capital line of credit and received a warrant at no cost and allocated a portion of the cost basis of the loan to the warrant at the time the investment was made.

On November 3, 2015, Results Companies repaid its loan in full totaling approximately $10.0 million, including all accrued interest.

On December 22, 2015, the Company realized a loss of approximately $1.5 million due to the dissolution of Biovation.

On December 24, 2015, the Company realized losses of approximately $5.5 million on Inland senior secured loan and $713,000 on its warrants as part of Inland’s restructuring.  As part of the restructuring, the Company obtained a $6.0 million senior secured loan from MVC Environmental, a holding company formed by the Company that owns and operates intellectual property and environmental service facilities for oil and gas waste recycling related to Inland, and received 950 of its common shares.  The loan bears annual interest of 9% and matures on December 22, 2020.

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

On September 19, 2016, Agri-Carriers repaid $11.8 million of principal on its loan.  In addition, Agri-Carriers repaid all outstanding accrued and deferred interest for a total payment of approximately $13.7 million.

On October 31, 2016, the Company realized a loss of approximately $5.6 million on its investment in G3K.

During the fiscal year ended October 31, 2016, the Company recorded a distribution of approximately $1.9 million from Security Holdings of which a portion was recorded as a return of capital and a portion was recorded as dividend income.

During the fiscal year ended October 31, 2016, the Company received distributions totaling approximately $97,000 from the PE Fund that were recorded as dividend income.

During the fiscal year ended October 31, 2016, Thunderdome made principal payments totaling approximately $51,000 on its second lien loan.  The Company subsequently loaned Thunderdome an additional $1.1 million.  The balance of the loan at October 31, 2016 was approximately $3.0 million.

During the fiscal year ended October 31, 2016, Dukane made principal payments totaling approximately $36,000 on its second lien loan.  The balance of the loan at October 31, 2016 was approximately $7.1 million.

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

During the quarter ended July 31, 2016, the Valuation Committee increased the fair value of the Company’s investments in: Agri-Carriers loan by approximately $120,000, Thunderdome loan by $30,000, U.S. Tech loan by $50,000, Advantage preferred stock by approximately $161,000, Morey’s loan by approximately $358,000, Turf loan by approximately $14,000 and guarantee by approximately $6,000, Vestal loan by approximately $129,000, common stock by approximately $462,000 and warrants by approximately $459,000, MVC Environmental common stock by $67,000, Foliofn preferred stock by approximately $324,000, Legal Solutions loan by approximately $271,000 and Security Holdings equity interest by $292,000.  The Valuation Committee also increased the Ohio Medical escrow by approximately $210,000 that was recorded as a realized gain.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, Vestal, Agri-Carriers, Initials, Legal Solutions, MVC Environmental, Dukane and U.S. Gas were due to the capitalization of PIK interest totaling $1,865,633.  The Valuation Committee also decreased the fair value of the Company’s investments in: Custom Alloy second lien and unsecured loans by a total of approximately $2.9 million, Tekers common stock by $41,000 and loan by approximately $28,000, BAC common stock by approximately $72,000, Centile equity interest by $17,000, Initials loan by approximately $32,000, JSC Tekers preferred stock by approximately $1.0 million, MVC Automotive equity interest by approximately $448,000, SGDA Europe equity interest by approximately $245,000, Biogenic warrant and loans by a total of approximately $5.5 million and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $356,000.

During the quarter ended October 31, 2016, the Valuation Committee increased the fair value of the Company’s investments in: Advantage preferred stock by approximately $195,000, Custom Alloy second lien loan by approximately $256,000, Foliofn preferred stock by approximately $240,000, Legal Solutions loan by approximately $1,000, Morey’s loan by approximately $415,000, Turf guarantee by approximately $9,000, U.S. Gas preferred stock series I by $9.6 million, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.9 million, RuMe warrant by approximately $718,000 and the Biogenic loans by a total of approximately $3.2 million.  The Valuation Committee also increased the Ohio Medical escrow by approximately $364,000 that was recorded as a realized gain.  In addition, increases in the cost basis and fair value of the loans to Vestal, HTI, Legal Solutions, MVC Environmental, Dukane and U.S. Gas were due to the capitalization of PIK interest totaling $402,287.  The Valuation Committee also decreased the fair value of the Company’s investments in: BAC common stock by approximately $298,000, Centile equity interest by $50,000, Custom Alloy unsecured loan by approximately $32,000, Initials loan by approximately $35,000, JSC Tekers preferred stock by approximately $139,000, MVC Automotive equity interest by approximately $1.7 million, RuMe common stock by $240,000, series C preferred stock by $1.1 million, series B-1 preferred stock by $158,000 and guarantee by approximately $278,000, Security Holdings equity interest by $7.0 million, SGDA Europe equity interest by approximately $1.4 million, Turf loan by approximately $2,000, Vestal loan by approximately $72,000, common stock by approximately $35,000 and warrants by approximately $21,000 and MVC Environmental common stock by $1.5 million.

During the fiscal year ended October 31, 2016, the Valuation Committee increased the fair value of the Company’s investments in: Turf guarantee by approximately $27,000, RuMe series B-

1 preferred stock by $349,000 and warrant by approximately $718,000, Agri-Carriers loan by approximately $95,000, Thunderdome loan by $30,000, U.S. Tech loan by $50,000, Vestal loan by approximately $57,000, common stock by approximately $427,000 and warrants by approximately $438,000, U.S. Gas preferred stock series I by $5.7 million, Advantage preferred stock by approximately $289,000, Foliofn preferred stock by approximately $344,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $3.3 million, NPWT preferred stock by $4,000, Centile equity interest by $474,000, RX loan by approximately $230,000 and SCSD common stock by $750,000.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, Vestal, Agri-Carriers, RX, Legal Solutions, Initials, MVC Environmental, Dukane and U.S. Gas were due to the capitalization of PIK interest totaling $7,100,750.  The Valuation Committee also decreased the fair value of the Company’s investments in: Custom Alloy second lien and unsecured loans by a total of approximately $6.5 million, MVC Automotive equity interest by approximately $2.7 million, RuMe common stock by approximately $384,000, series C preferred stock by $632,000 and guarantee by approximately $278,000, SGDA Europe equity interest by approximately $4.8 million, Tekers common stock by $342,000 and loan by approximately $28,000, Initials loan by approximately $65,000, Turf loan by approximately $107,000, MVC Environmental common stock by $1.5 million, Security Holdings equity interest by $10.4 million, JSC Tekers preferred stock by approximately $1.3 million and common stock by $4,000, Biogenic warrant and loans by a total of approximately $2.4 million, Morey’s loan by approximately $323,000, Legal Solutions loan by approximately $129,000, BAC common stock by approximately $500,000 and the Ohio Medical escrow by approximately $534,000 that was recorded as a realized loss.

At October 31, 2016, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $360.1 million with a cost basis of $374.7 million.  At October 31, 2016, the fair value and cost basis of Legacy Investments was $5.9 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $354.2 million and $350.9 million, respectively.  At October 31, 2015, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $400.9 million with a cost basis of $443.7 million.  At October 31, 2015, the fair value and cost basis of the Legacy Investments was $5.6 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $395.3 million and $419.9 million, respectively.

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

During the quarter ended January 31, 2015, the Valuation Committee increased the fair value of the Company’s investments in: Foliofn, Inc. (“Foliofn”) preferred stock by $109,000, Turf Products, LLC (“Turf”) loan by approximately $2,000, RuMe series C preferred stock by $800,000 and series B preferred stock by $200,000, Advantage preferred stock by $20,000, Biogenic warrant and senior convertible note by a net total of approximately $28,000 and SCSD common stock by $387,000.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s,and U.S. Gas were due to the capitalization of PIK interest totaling $436,878.  The

Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.1 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in: MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $759,000, Custom Alloy second lien loan by approximately $84,000, NPWT Corporation (“NPWT”) common stock by $2,000 and preferred stock by $36,000, Tekers common stock by $170,000,  PrePaid Legal loan by $100,000,  Centile equity interest by $538,000,  Biovation loan by approximately $716,000, Velocitius equity interest by approximately $1.1 million, Security Holdings equity interest by $1.1 million, JSC Tekers preferred stock by approximately $599,000, MVC Automotive equity interest by approximately $5.9 million, SGDA Europe equity interest by approximately $749,000 and Inland Environmental & Remediation LP (“Inland”) warrant by approximately $713,000.

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

10.          Commitments and Contingencies

Commitments to/for Portfolio Companies

At October 31, 2016 and October 31, 2015, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at October 31, 2016
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Portfolio Company	Amount Committed	Amount Funded at October 31, 2015
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Guarantees

As of October 31, 2016 and October 31, 2015, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at October 31, 2016
MVC Automotive	$6.3 million	—
RuMe	$1.0 million	—
Turf	$1.0 million	—
Total	$8.3 million	—

Guarantee	Amount Committed	Amount Funded at October 31, 2015
MVC Automotive	$7.2 million	—
Tekers	—	—
Turf	$1.0 million	—
Total	$8.2 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At October 31, 2016, the Valuation Committee estimated the combined fair values of the guarantee obligations noted above to be approximately -$291,000 or a liability of $291,000.

These guarantees are further described below, together with the Company’s other commitments.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  Over time, Erste Bank, the bank extending the mortgage to MVC Automotive, increased the amount of the mortgage. As such, the balance of the guarantee as of October 31, 2016 is approximately 5.7 million Euro (equivalent to approximately $6.3 million).

The Company guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank, which had a fair value of approximately -$13,000 or a liability of $13,000 as of October 31, 2016.

The Company guaranteed $1.0 million of RuMe’s indebtedness to Colorado Business Bank, which had a fair value of approximately -$278,000 or negative $278,000 as of October 31, 2016.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  The investment period related to the PE Fund has ended.  Additional capital may be called for follow-on investments in existing portfolio companies of the PE Fund or to pay operating expenses of the PE Fund.  As of October 31, 2016, $14.6 million of the Company’s commitment has been contributed.

On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is related to a project guarantee by AB DnB NORD bankas to Security Holdings, a portfolio company investment, and was classified as restricted cash equivalents on the Company’s Consolidated Balance Sheets.  The Euro letter of credit was equivalent to approximately $5.5 million at October 31, 2015.  During the fiscal year ended October 31, 2016, the Euro letter of credit was released and is no longer collateralized by the Company and released from restricted cash equivalents.

During the fiscal year ended October 31, 2016, the Company agreed to cash collateralize a $500,000 working capital line of credit for an entity partially owned by MVC Environmental provided by BB&T.

During the fiscal year ended October 31, 2016, the Company agreed to cash collateralize a $300,000 third party working capital line of credit for RuMe.

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

On May 3, 2013, the Company sold approximately $33.9 million of additional Senior Notes in a direct offering.  The additional Senior Notes will also mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Notes bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  As of October 31, 2016, the total outstanding amount of the Senior Notes was approximately $114.4 million with a market value of approximately $116.6 million. The market value of the Senior Notes is based on the closing price of the security as of October 31, 2016 on the New York Stock Exchange (NYSE:MVCB).

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with BB&T. On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  At October 31, 2015, the balance of Credit Facility II was $90.0 million.  On December 1, 2015, Credit Facility II was renewed and expired on May 31, 2016, at which time all outstanding amounts under it were due and repaid.  On June 30, 2016, Credit Facility II was renewed and reduced to a $50 million revolving credit facility, which now expires on February 28, 2017.  During the fiscal year ended October 31, 2016, the Company’s net borrowings on Credit Facility II were $35.0 million, resulting in an outstanding balance of $35.0 million at October 31, 2016.  See “Subsequent Events” for more information.  Credit Facility II is used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 125 basis points.  In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid closing fees, legal and other costs associated with these transactions.  These costs will be amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.  The Company received waivers from BB&T with respect to the delivery of financial reports required under Credit Facility II, due to the Company’s delayed filing of certain prior annual and quarterly reports.

On December 30, 2014, the Company entered into a 6 month, $25.0 million bridge loan (“Bridge Loan”) with Firstrust Bank.  Prior to maturity, the Bridge Loan was extended to December 31, 2015.  At October 31, 2015, the balance of the Bridge Loan was $8.0 million.  During the fiscal year ended October 31, 2016, the Bridge Loan was repaid in full.  On December 9, 2015, the Bridge Loan was replaced with Credit Facility III (as described below).  Borrowings under the Bridge Loan bore interest at 5%.  The Company paid closing fees, legal and other costs associated with the transaction.  These costs were amortized over the life of the Bridge Loan.  The Company received extensions from Firstrust Bank as to the delivery of financial reports required under the Amended and Restated Loan Agreement, due to the Company’s delayed quarterly filings.

On December 9, 2015, the Company entered into a three-year, $50 million revolving borrowing base credit facility (“Credit Facility III”) with Santander Bank N.A. as a lender and lead agent and Wintrust Bank as a lender and syndication agent.  As of October 31, 2016, there was no outstanding balance on Credit Facility III.  Credit Facility III can, under certain conditions, be increased up to $85 million.  The new facility bears an interest rate of LIBOR plus 3.75% or the prime rate plus 1% (at the Company’s option), and includes a 1% closing fee of the commitment amount and a 0.75% unused fee.  The compensating balance for the revolving credit facility is $10.0 million.  The Company received extensions from Santander Bank N.A. related to its delayed quarterly filings, including the quarterly filing for the period ended April 30, 2016.

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

11.          Certain Issuances of Equity Securities by the Issuer and Share Repurchase Program

On April 3, 2013 the Company’s Board of Directors authorized an expanded share repurchase program to opportunistically buy back shares in the market in an effort to narrow the market discount of its shares.  The previously authorized $5 million limit has been eliminated.  Under the repurchase program, shares may be repurchased from time to time at prevailing market prices. The repurchase program does not obligate the Company to acquire any specific number of shares and may be discontinued at any time.  The following table represents purchases made under our stock repurchase program for the fiscal years ended October 31, 2013 through fiscal year ended October 31, 2016.

			Total Number of Shares
		Average Price Paid per	Purchased as Part of	Approximate Dollar Value
	Total Number of Shares	Share including	Publicly Announced	of Shares Purchased Under
Period *	Purchased	commission	Program	the Program
For the Year Ended October 31, 2013	1,299,294	$12.83	1,299,294	$16,673,207
For the Year Ended October 31, 2014	310,706	$13.24	1,610,000	$4,114,967
For the Year Ended October 31, 2015	—	—	1,610,000	—
For the Year Ended October 31, 2016	146,409	$8.31	1,756,409	$1,216,746
Total	1,756,409	$12.53	1,756,409	$22,004,920

*Disclosure covering repurchases made on a monthly basis is available on the Company’s website at http://www.mvccapital.com

On May 14, 2014, the Company signed a share exchange agreement with Equus, another publicly traded business development company, as part of a plan of reorganization adopted by the Equus Board of Directors. Under the terms of the reorganization, Equus will pursue a merger or consolidation with the Company, a subsidiary of the Company, or one or more of the Company’s portfolio companies. Absent Equus merging or consolidating with/into the Company itself (whereby the Company would own a majority of Equus shares), the current intention is for Equus to (i) be restructured into a publicly-traded operating company focused on the energy and/or financial services sectors and (ii) seek to terminate its election as a business development company. Pursuant to the share exchange agreement, the Company has received 2,112,000 shares of Equus in exchange for 395,839 shares of the Company. The exchange was calculated based upon each company’s respective net asset value per share published at that time.  As part of the reorganization, the Company may acquire additional Equus shares from time to time, either through Equus’ direct sale of newly issued shares to the Company or through the purchase of outstanding Equus shares. The Company continues to discuss reorganization options with Equus.  As a result of the restatement for the quarter ending July 31, 2014, the Company had a liability to Equus of $228,851 for additional shares and dividends due to Equus as of October 31, 2015.

12.          Tax Matters

Return of Capital Statement of Position (ROCSOP) Adjustment: During the year ended October 31, 2016, the Company recorded a reclassification for permanent book to tax differences. These differences were primarily due to the liquidation distressed securities, reclassification of dividends, reclassifications from partnerships and character of PIK payments in preferred equity. These differences resulted in a net increase in accumulated income of $6,387,005, an increase in accumulated net realized loss of $6,386,930, and a decrease in additional paid-in capital of $75. This reclassification had no effect on net assets.

Distributions to Shareholders: The table presented below includes MVC Capital, Inc. only. The Company’s wholly-owned subsidiary MVC Financial Services, Inc. (““MVCFS”) has not been included. As of October 31, 2016, the components of accumulated earnings/ (deficit) on a tax basis were as follows:

Tax Basis Accumulated Earnings (Deficit)

Accumulated capital and other losses	$(50,182,240)
Undistributed Net investment Income	9,738,519
Undistributed Long-Term Capital Gain	—

Gross unrealized appreciation	111,439,730
Gross unrealized depreciation	(130,000,245)

Net unrealized depreciation	$(18,560,515)

Total tax basis accumulated earnings	(59,004,236)
Tax cost of investments	378,049,007

Current year distributions to shareholders on a tax basis:
Ordinary income	10,850,474
Long Term Capital Gain	5,248,764

The Company designated as long-term capital gain dividend, pursuant to Internal Revenue Code Section 852(b)(3), the amount necessary to reduce the earnings and profits of the Company related to net capital gain to zero for the tax year ended October 31, 2016.

Prior year distributions to shareholders on a tax basis:

Ordinary income	—
Long Term Capital Gain	12,259,524

On October 31, 2016, the Company had a capital loss carryforward which could be used to offset future gains of:

	Capital Loss
	Carryforward	Expiration
Short-Term Capital Loss Carryforward	$1,312,634	Indefinite
Long-Term Capital Loss Carryfoward	$48,869,606	Indefinite

Qualified Dividend Income Percentage

The Company designated 72.96% of dividends declared and paid during the year ending October 31, 2016 from net investment income as qualified dividend income under the Jobs Growth and Tax Relief Reconciliation Act of 2003.

Corporate Dividends Received Deduction Percentage

Corporate shareholders may be eligible for the dividends received deduction for certain ordinary income distributions paid by the Company. The Company designated 70.07% of dividends declared and paid during the year ending October 31, 2016 from net investment income as qualifying for the dividends received deduction. The deduction is a pass through of dividends paid by domestic corporations (i.e. only equities) subject to taxation.

Qualified Interest Related Dividends Percentage

The Company designated 61.15% of dividends declared and paid during the year ending October 31, 2016 from net investment income as interest related dividends under Internal Revenue Code Section 871(k)(1)(c).

Short-Term Capital Gain Dividends Percentage

The Company designated 2.20% of dividends declared and paid during the year ending October 31, 2016 from ordinary income as short-term capital gain dividends under Internal Revenue Code Section 871(k)(2)(c).

13.          Income Taxes

The Company’s wholly-owned subsidiary MVCFS is subject to federal and state income tax. For the fiscal year ended October 31, 2016, the Company recorded a tax provision of $1,884. For the fiscal year ended October 31, 2015, the Company recorded a tax provision of $1,756. For the fiscal year ended October 31, 2014, the Company recorded a tax provision of $1,755. The provision for income taxes was comprised of the following:

	Fiscal Year ended
	October 31, 2016	October 31, 2015	October 31, 2014
Current tax (benefit) expense:
Federal	$—	$—	$—
State	1,884	1,756	1,755
Total current tax (benefit) expense	1,884	1,756	1,755

Deferred tax expense (benefit):
Federal	—	—	—
State	—	—	—
Total deferred tax expense (benefit)	—	—	—

Total tax (benefit) provision	$1,884	$1,756	$1,755

The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the fiscal years ended October 31, 2016, 2015 and 2014:

	Fiscal Year Ended
	October 31, 2016	October 31, 2015	October 31, 2014
Federal income tax benefit at statutory rate	$(453,199)	$(1,260,679)	$(1,378,609)
State income taxes	(106,937)	(300,955)	(329,273)
Other	(413)	735	65,086
Net change to valuation allowance	562,433	1,562,655	1,644,551
	1,884	1,756	1,755

The Company generated a net operating loss of approximately $1.0 million in the current year for federal and New York state purposes.  The net operating loss will be carried forward to offset federal taxable income in future years.  As of October 31, 2016, the Company has the following NOL available to be carried forward:

NOL - Federal	NOL — New York State	Fiscal Year of NOL	Expiration

$1,411,365	$2,284,298	October 31, 2008	October 31, 2028
$2,585,262	$2,780,861	October 31, 2009	October 31, 2029
$3,969,891	$3,968,135	October 31, 2010	October 31, 2030
$5,287,728	$5,284,207	October 31, 2011	October 31, 2031
$3,659,424	$3,656,073	October 31, 2012	October 31, 2032
$2,639,679	$2,637,924	October 31, 2013	October 31, 2033
$4,385,935	$4,384,181	October 31, 2014	October 31, 2034
$3,834,053	$3,832,297	October 31, 2015	October 31, 2035
$1,025,839	$1,023,955	October 31, 2016	October 31, 2036

Due to the uncertainty surrounding the ultimate utilization of these net operating losses, the Company has recorded a 100% valuation allowance against its federal and state net deferred tax assets totaling approximately $9,850,290 and $2,451,176 respectively.

Deferred income tax balances for MVCFS reflect the impact of temporary difference between the carrying amount of assets and liabilities and their tax bases and are stated at tax rates expected to be in effect when taxes are actually paid or recovered. The components of our deferred tax assets and liabilities for MVCFS as of October 31, 2016, October 31, 2015 and October 31, 2014 were as follows:

	October 31, 2016	October 31, 2015	October 31, 2014
Deferred tax assets:
Deferred revenues	$190,018	$37,718	$26,751
Net operating loss	12,228,831	11,793,832	10,178,580
Others	(117,383)	(95,136)	(31,572)
Total deferred tax assets	$12,301,466	$11,736,414	$10,173,759

Valuation allowance on Deferred revenues and net operating loss	$(12,301,466)	$(11,736,414)	$(10,173,759)

Net deferred tax assets	$—	$—	$—

Deferred tax liabilities:
Deferred tax liabilities	—	—	—

Total deferred tax liabilities	—	—	—

Net deferred taxes	$—	$—	$—

14.          Segment Data

The Company’s reportable segments are its investing operations as a business development company, MVC Capital, which includes MVC Cayman and MVC Turf.  MVCFS, a wholly-owned subsidiary that provides advisory, administrative and other services to the Company and its portfolio companies, is also included.

The following table presents book basis segment data for the fiscal year ended October 31, 2016:

	MVC	MVCFS	Consolidated

Interest and dividend income	$32,692,958	$4,771	$32,697,729
Fee income	50,117	3,204,833	3,254,950
Fee income - asset management	—	1,414,205	1,414,205
Total operating income	32,743,075	4,623,809	37,366,884

Total operating expenses	13,780,668	7,304,046	21,084,714
Less: Waivers by Adviser	(1,779,408)	(1,268,052)	(3,047,460)
Total net operating expenses	12,001,260	6,035,994	18,037,254
Net operating income (loss) before taxes	20,741,815	(1,412,185)	19,329,630
Tax expense	—	1,884	1,884
Net operating income (loss)	20,741,815	(1,414,069)	19,327,746

Net realized loss on investments	(45,157,415)	—	(45,157,415)
Net unrealized appreciation on investments	28,548,598	79,246	28,627,844
Net increase (decrease) in net assets resulting from operations	$4,132,998	$(1,334,823)	$2,798,175

The following table presents book basis segment data for the fiscal year ended October 31, 2015:

	MVC	MVCFS	Consolidated

Interest and dividend income	$20,402,332	$72	$20,402,404
Fee income	—	2,047,657	2,047,657
Fee income - asset management	—	1,248,721	1,248,721
Total operating income	20,402,332	3,296,450	23,698,782

Total operating expenses	7,488,126	7,062,084	14,550,210
Less: Waivers by Adviser	(150,000)	—	(150,000)
Total net operating expenses	7,338,126	7,062,084	14,400,210
Net operating income (loss) before taxes	13,064,206	(3,765,634)	9,298,572
Tax expense	—	1,756	1,756
Net operating income (loss)	13,064,206	(3,767,390)	9,296,816

Net realized gain on investments	3,700,260	—	3,700,260
Net unrealized (depreciation) appreciation on investments	(50,615,250)	57,754	(50,557,496)
Net decrease in net assets resulting from operations	$(33,850,784)	$(3,709,636)	$(37,560,420)

The following table presents book basis segment data for the fiscal year ended October 31, 2014:

	MVC	MVCFS	Consolidated
Interest and dividend income	$15,311,128	$33	$15,311,161
Fee income	—	1,561,729	1,561,729
Fee income - asset management	—	1,909,975	1,909,975
Other income	1,033,560	—	1,033,560
Total operating income	16,344,688	3,471,737	19,816,425
Total operating expenses	10,773,627	7,611,626	18,385,253
Less: Waivers by Adviser	(150,000)	—	(150,000)
Total net operating expenses	10,623,627	7,611,626	18,235,253
Net operating gain (loss) before taxes	5,721,061	(4,139,889)	1,581,172
Tax expense	—	1,755	1,755
Net operating gain (loss)	5,721,061	(4,141,644)	1,579,417
Net realized gain on investments	16,519,778	—	16,519,778
Net unrealized (depreciation) appreciation on investments	(38,026,420)	85,158	(37,941,262)
Net decrease in net assets resulting from operations	$(15,785,581)	$(4,056,486)	$(19,842,067)

In all periods prior to July 16, 2004, all business was conducted through MVC Capital, Inc.

15.                               Selected Quarterly Data (unaudited)

	2016				2015
Quarterly Data (Unaudited):	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)

Total operating income	5,417	8,005	15,855	8,090	6,046	7,524	5,273	4,856

Management fee	1,721	1,932	1,958	1,979	1,900	1,899	2,066	1,980
Portfolio fees - asset management	183	185	186	187	187	189	187	204
Management fee - asset management	72	60	86	101	85	77	(18)	16
Administrative	802	1,319	1,174	958	1,685	1,136	1,325	1,159
Interest, fees and other borrowing costs	2,598	2,488	2,497	2,629	2,532	2,627	2,616	2,455
Net Incentive compensation	577	(1,512)	1,135	(2,230)	(771)	(3,404)	(3,462)	(2,120)
Total waiver by adviser	(467)	(521)	(1,527)	(532)	(37)	(38)	(37)	(38)
Tax expense	1	—	1	—	—	1	1	—
Net operating (loss) income before net realized and unrealized gains	(70)	4,054	10,345	4,998	465	5,037	2,595	1,200
Net increase (decrease) in net assets resulting from operations	5,279	(3,536)	6,046	(4,991)	(2,045)	(13,959)	(11,813)	(9,743)
Net increase (decrease) in net assets resulting from operations per share	0.23	(0.16)	0.26	(0.21)	(0.10)	(0.61)	(0.52)	(0.43)
Net asset value per share	12.39	12.27	12.56	12.43	12.95	13.18	13.93	14.58

16.                               Significant Subsidiaries

We have determined that the following unconsolidated portfolio companies met the applicable conditions of a significant subsidiary for the periods indicated: MVC Automotive, Tekers, Turf and Equus, for the fiscal year ended October 31, 2016; MVC Automotive and Ohio Medical for the fiscal year ended October 31, 2015; and Vestal, Ohio Medical, Velocitius and MVC Automotive for the fiscal year ended October 31, 2014.  During the fiscal year ended October 31, 2016, the Company sold its investment in Ohio Medical and it no longer has an investment in Ohio Medical as of October 31, 2016, as a result only September 30, 2015 and September 30, 2014 financial information is included below.  During the fiscal year ended October 31, 2015, the Company sold its controlling stakes in Vestal and Velocitus and it no longer had a controlling stake in Vestal and Velocitus as of October 31, 2015, as a result only September 30, 2014 financial information is included below.

The financial information presented below for MVC Automotive, Tekers and Equus as well as Ohio Medical, Vestal and Velocitus, where applicable, includes summarized balance sheets as of September 30, 2016 (the last calendar quarter-end prior to October 31, 2016 for the applicable companies), September 30, 2015 and September 30, 2014, and income statements for the period October 1, 2015 to September 30, 2016, October 1, 2014 to September 30, 2015 and October 1, 2013 to September 30, 2014.  The financial information presented below for Turf is as of their fiscal years ended October 31, 2016, October 31, 2015 and October 31, 2014.  The financial information below is based on unaudited financial statements and has been prepared and furnished by each portfolio company or derived from publicly available filings which were not prepared by the Company.

Balance Sheet

	MVC Automotive	Tekers
	As of September 30,	As of September 30,
All numbers in thousands	2016	2016

Assets:
Total current assets	$44,954	$27
Tota non-current assets	23,953	1,015
Total Assets	$68,907	$1,042

Liabilities and Sharholders Equity:
Current Liabilities	$50,637	$623
Long-term liablities	16,497	0
Shareholders Equity	1,773	419
Total Liablities and Shareholders Equity	$68,907	$1,042

Balance Sheet

Equus
As of September 30,
All numbers in thousands	2016

Assets:
Investments in portfolio securities at fair
value	$27,665
Cash, cash equivilents, tempory cash
investments and restricted cash	42,915
Other assets	1,156
Total assets	$71,736

Liabilities:
Borrowing under margin account	$29,998
Other liabilites	232
Total Liabilities	$30,230

Net Assets	$41,506

Balance Sheet

Turf
As of October 31,
All numbers in thousands	2016

Assets:
Total current assets	$11,283
Tota non-current assets	2,712
Total Assets	$13,995

Liabilities and Sharholders Equity:
Current Liabilities	$8,517
Long-term liablities	6,141
Shareholders Equity	(663)
Total Liablities and Shareholders Equity	$13,995

Balance Sheet

	Ohio Medical	MVC Automotive	Tekers
	As of September 30,	As of September 30,	As of September 30,
All numbers in thousands	2015	2015	2015

Assets:
Total current assets	$19,813	$48,358	$42
Tota non-current assets	98,638	31,443	1,090
Total Assets	$118,451	$79,801	$1,132

Liabilities and Sharholders Equity:
Current Liabilities	$9,597	$61,465	$549
Long-term liablities	44,550	20,228	0
Shareholders Equity	64,304	(1,892)	583
Total Liablities and Shareholders Equity	$118,451	$79,801	$1,132

Balance Sheet

Equus
As of September 30,
All numbers in thousands	2015

Assets:
Investments in portfolio securities at fair
value	$19,593
Cash, cash equivilents, tempory cash
investments and restricted cash	32,433
Other assets	834
Total assets	$52,860

Liabilities:
Borrowing under margin account	$15,001
Other liabilites	207
Total Liabilities	$15,208

Net Assets	$37,652

Balance Sheet

Turf
As of October 31,
All numbers in thousands	2015

Assets:
Total current assets	$10,171
Tota non-current assets	3,426
Total Assets	$13,597

Liabilities and Sharholders Equity:
Current Liabilities	$7,027
Long-term liablities	6,679
Shareholders Equity	(109)
Total Liablities and Shareholders Equity	$13,597

Balance Sheet

	Vestal	Ohio Medical	Velocitius	MVC Automotive	Tekers
	As of September 30,	As of September 30,	As of September 30,	As of September 30,	As of September 30,
All numbers in thousands	2014	2014	2014	2014	2014

Assets:
Total current assets	$6,537	$19,930	$2,460	$71,479	$748
Tota non-current assets	1,272	103,346	21,570	38,462	1,307
Total Assets	$7,809	$123,276	$24,030	$109,941	$2,055

Liabilities and Sharholders Equity:
Current Liabilities	$1,914	$9,725	$333	$75,333	$1,116
Long-term liablities	671	50,428	12,970	24,703	0
Shareholders Equity	5,224	63,123	10,727	9,905	939
Total Liablities and Shareholders Equity	$7,809	$123,276	$24,030	$109,941	$2,055

Balance Sheet

Equus
As of September 30,
All numbers in thousands	2014

Assets:
Investments in portfolio securities at fair
value	$20,335
Cash, cash equivilents, tempory cash
investments and restricted cash	16,465
Other assets	1,019
Total assets	$37,819

Liabilities:
Borrowing under margin account	$—
Other liabilites	215
Total Liabilities	$215

Net Assets	$37,604

Balance Sheet

Turf
All numbers in thousands	As of October 31, 2014

Assets:
Total current assets	$11,891
Tota non-current assets	3,398
Total Assets	$15,289

Liabilities and Sharholders Equity:
Current Liabilities	$9,249
Long-term liablities	7,359
Shareholders Equity	(1,319)
Total Liablities and Shareholders Equity	$15,289

Income Statement

	MVC Automotive	Tekers
	For the Period from	For the Period from
	October 1, 2015 to	October 1, 2015 to
All numbers in thousands	September 30, 2016	September 30, 2016

Net Sales & Revenue	$165,790	$—
Cost of Sales	149,531	104
Gross Margin	16,259	(104)
Operating Expenses	17,142	6
Operating Income	(883)	(110)
Income Tax (Benefit)	89	0
Interest Expense	1,485	43
Other Expenses (Income), Net	(2,452)	7
Net Income (Loss)	$(5)	$(160)

Income Statement

Equus
For the Period from
October 1, 2015 to
All numbers in thousands	September 30, 2016

Investment income	$778
Total expenses	2,846
Net investment loss	(2,068)
Net realized gain (loss)	(9)
Net change in unrealized appreciation (depreciation) of portfolio securities	5,648
Net change in unrealized depreciation of portfolio securities - related party	283
Net increase (decrease) in net assets resulting from operations	$3,854

Income Statement

Turf
For the Year Ended
All numbers in thousands	October 31, 2016

Net Sales & Revenue	$37,833
Cost of Sales	26,385
Gross Margin	11,448
Operating Expenses	10,466
Operating Income	982
Income Tax (Benefit)	22
Interest Expense	857
Other Expenses (Income), Net	0
Net Income (Loss)	$103

Income Statement

	Ohio Medical	MVC Automotive	Tekers
	For the Period from	For the Period from	For the Period from
	October 1, 2014 to	October 1, 2014 to	October 1, 2014 to
All numbers in thousands	September 30, 2015	September 30, 2015	September 30, 2015

Net Sales & Revenue	$49,217	$185,664	$—
Cost of Sales	25,576	175,211	109
Gross Margin	23,641	10,453	(109)
Operating Expenses	16,707	19,806	26
Operating Income	6,934	(9,353)	(135)
Income Tax (Benefit)	633	(255)	0
Interest Expense	4,445	1,862	67
Other Expenses (Income), Net	786	(95)	58
Net Income (Loss)	$1,070	$(10,865)	$(260)

Income Statement

Equus
For the Period from
October 1, 2014 to
All numbers in thousands	September 30, 2015

Investment income	$760
Total expenses	3,600
Net investment loss	(2,840)
Net realized gain (loss)	(2,483)
Net change in unrealized appreciation (depreciation) of portfolio securities	6,433
Net change in unrealized depreciation of portfolio securities - related party	(1,062)
Net increase (decrease) in net assets resulting from operations	$48

Income Statement

Turf
For the Year Ended
All numbers in thousands	October 31, 2015

Net Sales & Revenue	$41,856
Cost of Sales	29,215
Gross Margin	12,641
Operating Expenses	10,057
Operating Income	2,584
Income Tax (Benefit)	0
Interest Expense	895
Other Expenses (Income), Net	(23)
Net Income (Loss)	$1,712

Income Statement

	Vestal	Ohio Medical	Velocitius	MVC Automotive*	Tekers
	For the Period from	For the Period from	For the Period from	For the Period from	For the Period from
	October 1, 2013 to	October 1, 2013 to	October 1, 2013 to	October 1, 2013 to	October 1, 2013 to
All numbers in thousands	September 30, 2014	September 30, 2014	September 30, 2014	September 30, 2014	September 30, 2014

Net Sales & Revenue	$22,570	$48,513	$3,837	$238,470	$—
Cost of Sales	14,504	26,102	—	216,819	136
Gross Margin	8,066	22,411	3,837	21,651	(136)
Operating Expenses	4,139	16,517	3,421	27,087	28
Operating Income	3,927	5,894	416	(5,436)	(164)
Income Tax (Benefit)	1,098	462	37	44	0
Interest Expense	94	5,270	476	1,762	84
Other Expenses (Income), Net	—	966	(232)	(145)	(1)
Net Income (Loss)	$2,735	$(804)	$135	$(7,097)	$(247)

* The MVC Automotive financial information excludes the results of one of MVC Automotive’s subsidiary dealerships, which filed for bankruptcy in March 2014 and whose records are restricted by the local administrator of the bankruptcy.

Income Statement

Equus
For the Period from
October 1, 2013 to
All numbers in thousands	September 30, 2014

Investment income	$483
Total expenses	2,503
Net investment loss	(2,020)
Net realized gain (loss)	(7,340)
Net change in unrealized appreciation (depreciation) of portfolio securities	13,240
Net change in unrealized depreciation of portfolio securities - related party	0
Net increase (decrease) in net assets resulting from operations	$3,880

Income Statement

Turf
For the Year Ended
All numbers in thousands	October 31, 2014

Net Sales & Revenue	$41,490
Cost of Sales	29,406
Gross Margin	12,084
Operating Expenses	9,717
Operating Income	2,367
Income Tax (Benefit)	0
Interest Expense	922
Other Expenses (Income), Net	(10)
Net Income (Loss)	$1,455

17.                               Subsequent Events

On November 9, 2016, the Company invested $59,000 in MVC Environmental and received an additional 30 shares of common stock.

On November 21, 2016, the Company repaid Credit Facility II in full, including all accrued interest.

On December 1, 2016, the Company loaned an additional $500,000 to U.S. Technologies increasing the total amount outstanding to $5.5 million.

On December 13, 2016, the Company loaned an additional $475,000 to MVC Automotive increasing the amount outstanding on the bridge loan to approximately $3.8 million.  The maturity date was also extended to December 31, 2017.

On December 23, 2016, the Company received proceeds of approximately $12.2 million from the PE Fund related to the sale of AccuMed Corp., a portfolio company of the PE Fund.  The Company’s pro-rata share of the PE Fund’s investment in AccuMed Corp. totaled approximately $2.4 million.  Assuming full receipt of escrow proceeds, the Company expects to receive an additional $1.2 million for a total of $13.4 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

MVC Capital, Inc.

We have audited the accompanying consolidated balance sheets of MVC Capital, Inc. (a Delaware corporation) and subsidiaries (the “Company”), including the consolidated schedule of investments, as of October 31, 2016 and 2015, and the related consolidated statements of operations, cash flows, changes in net assets, and selected per share data and ratios for each of the two years in the period ended October 31, 2016.  Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  Our procedures included confirmation of securities owned as of October 31, 2016 and 2015 by correspondence with the custodians and directly with the portfolio companies, as applicable.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MVC Capital, Inc. and subsidiaries as of October 31, 2016 and 2015, and the results of their operations, cash flows, changes in net assets, and their selected per share data and ratios for each of the two years in the period ended October 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 17, 2017 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York

January 17, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MVC Capital, Inc.

We have audited the accompanying consolidated statements of operations, cash flows and changes in net assets of MVC Capital, Inc. (the “Company”),   for the year ended October 31, 2014, and the consolidated selected per share data and ratios for each of the three years in the period ended October 31, 2014. These financial statements and the selected per share data and ratios are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the selected per share data and ratios based on our audits.

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

In our opinion, the financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of MVC Capital, Inc. for the year then ended and the selected per share data and ratios for each of the three years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York
October 14, 2015

Item 9.                                       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management has conducted an evaluation, under the supervision of, and with the participation of, the individual who performs the functions of a Principal Executive Officer (the “CEO”) and the individual who performs the functions of a Principal Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2016. Based upon that evaluation, management has concluded that the Company’s disclosure controls and procedures are effective as of October 31, 2016.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s CEO and CFO as appropriate, to allow timely decisions regarding required disclosure.

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

Management, including the Company’s CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2016. In making this assessment, management used the criteria established in the 2013 Internal Control-Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, management concluded that the Company maintained effective internal control over financial reporting as of October 31, 2016.

Management does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent or detect all error and all fraud. A control system, regardless of how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Attestation Report of the Independent Registered Public Accounting Firm

The Company’s financial statements have been audited by Grant Thornton LLP (“Grant Thornton”), an independent registered public accounting firm.  Grant Thornton’s attestation report on the Company’s internal control over financial reporting is included herein.

Changes in Internal Control over Financial Reporting

As of October 31, 2016, management completed its assessment of the remediation efforts related to the material weakness in internal control over financial reporting reported in our Form 10-K for the period ended October 31, 2015 the “2015 10-K”.   Based on this assessment, management deems the reported material weakness remediated as of October 31, 2016.

There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

MVC Capital, Inc.

We have audited the internal control over financial reporting of MVC Capital, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of October 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended October 31, 2016, and our report dated January 17, 2017 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

New York, New York

January 17, 2017

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

ITEM 9B.             OTHER INFORMATION

None.

PART III

Item 10.                                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors and the officers of the Fund, including brief biographical information, as of December 1, 2016, is set forth below.

(1) Name, Address and Age	(2) Positions(s) Held with the Fund	(3) Term of Office/ Length of Time Served	(4) Principal Occupation(s) During Past 5 Years	(5) Number of Portfolios in Fund Complex Overseen by Director or Nominee for Director	(6) Other Directorships Held by Director or Nominee for Director During Past 5 Years
Independent Directors

Emilio Dominianni 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 85	Director	1 year/13 years, 3 months

Mr. Dominianni is a retired Partner of, and was Special Counsel to, Coudert Brothers LLP, a law firm. He is currently a director of Stamm International Corporation, Powrmatic Inc., and Powrmatic of Canada Ltd., manufacturers and distributors of heating, ventilating, and air conditioning equipment.

				None(1)	See column 4

Phillip Goldstein 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 72	Director	1 year/4 years, 3 months

Mr. Goldstein is a principal of Bulldog Holdings, LLC, the owner of several entities serving as the general partner of several investment partnerships in the Bulldog Investors group of private funds, and the owner of Kimball & Winthrop, LLC, the managing general partner of Bulldog Investors General Partnership, since 2012; he was also a principal of the general partner of several investment partnerships in the Bulldog Investors group of private funds from 1992-2012; additionally, Mr. Goldstein is a principal of Bulldog Investors, LLC, the investment adviser for Special Opportunities Fund and several private investment funds, since 2009. Mr. Goldstein is (or was previously) a Director of the following closed-end funds: Mexico Equity and Income Fund since 2000; Special Opportunities Fund since 2009; ASA Gold and Precious Metals Ltd. from 2008 to 2013; Korea Equity Fund from 2010-2012; Brantley Capital Corporation from 2001 to 2013; Chairman and Director of Emergent Capital, Inc. (formerly known as Imperial Holdings, Inc.), a specialty finance company, since 2012; and Director of Crossroads Capital, Inc., a business development company, since 2016.

				None(1)	See column 4

(1) Name, Address and Age	(2) Positions(s) Held with the Fund	(3) Term of Office/ Length of Time Served	(4) Principal Occupation(s) During Past 5 Years	(5) Number of Portfolios in Fund Complex Overseen by Director or Nominee for Director	(6) Other Directorships Held by Director or Nominee for Director During Past 5 Years
Independent Directors

Gerald Hellerman 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 79	Director	1 year/13 years, 9 months

Mr. Hellerman owned and served as Managing Director of Hellerman Associates, a financial and corporate consulting firm, from the firm’s inception in 1993 until it ceased operations in 2013. Mr. Hellerman currently serves as a director and chief compliance officer for The Mexico Equity and Income Fund, Inc. and for Special Opportunities Fund, Inc. Mr. Hellerman currently serves as director and chairman of the audit committee of Emergent Capital, Inc. (formerly known as Imperial Holdings Inc.) and Crossroads Capital, Inc. (formerly BDCA Venture, Inc.), as well as a director of Ironsides Partners Opportunity Offshore Fund Ltd. Mr. Hellerman was previously a director of Brantley Capital Corporation.

				None(1)	See column 4

Robert Knapp Ironsides Partners LLC 100 Summer Street 27th Floor Boston, MA 02108 Age: 50	Director	1 year/13 years, 9 months

Mr. Knapp is the Founder and Managing Director of Ironsides Partners LLC, a Boston based investment manager specializing in closed-end funds, holding companies, and asset value investing generally. Ironsides and related entities serve as the manager and general partner to the Ironsides Partners Opportunity Fund, Ironsides Partners Special Situations Fund, Ironsides Partners Special Situations Fund II, Ironsides Partners P Fund and certain managed accounts for institutional clients. He serves as a director of Africa Opportunity Partners Ltd. and its related fund vehicles, including the Africa Opportunity Fund Ltd. (LSE: AOF). Mr. Knapp is an independent, non-executive director of Castle Private Equity AG (SWX: CPEN), as well as the Pacific Alliance Asia Opportunity Fund and its related entities and Pacific Alliance Group Asset Management Ltd., based in Hong Kong. Mr. Knapp also serves as a member of the Board of Managers of Veracity Worldwide LLC. In addition to his directorships named above, Mr. Knapp serves as a director of the Massachusetts Eye and Ear Infirmary, and is a Trustee of the Children’s School of Science and the Sea Education Association, both of Woods Hole, MA. Mr. Knapp was previously a director of Pacific Alliance Investment Management Ltd. and the Vietnam Opportunity Fund, and in addition, previously served as a member of the Board of Managers of Waterloo Oil & Gas LLC. Prior to founding Ironsides, Mr. Knapp was a managing director for over ten years with Millennium Partners, based in New York.

				None(1)	See column 4

William Taylor 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 74	Director	1 year/10 years, 9 months

Mr. Taylor is a Certified Public Accountant and retired Partner of Deloitte & Touche. Mr. Taylor is currently a director of Northern Illinois University Foundation and has served as an Assistant Treasurer since July 2016 (Mr. Taylor was previously the Treasurer from 2007 to 2011), and

				None(1)	See column 4

(1) Name, Address and Age	(2) Positions(s) Held with the Fund	(3) Term of Office/ Length of Time Served	(4) Principal Occupation(s) During Past 5 Years	(5) Number of Portfolios in Fund Complex Overseen by Director or Nominee for Director	(6) Other Directorships Held by Director or Nominee for Director During Past 5 Years
Independent Directors

President and a director of The William & Dian Taylor Foundation. Mr. Taylor was previously a trustee of Writers Theatre. From 1976 through May 2005, Mr. Taylor was a Partner at Deloitte & Touche. From 1997 to 2001, Mr. Taylor was a director of Deloitte & Touche USA and from 1999 to 2003 Mr. Taylor was a director of Deloitte Touche Tohmatsu.

Officer and Interested Directors

Warren Holtsberg(2) 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 66	Director	1 year/9 years, 8 months

Mr. Holtsberg currently serves as Co-Head of Portfolio Management of The Tokarz Group Advisers LLC (the “Adviser”), the investment adviser to the Fund. Mr. Holtsberg founded Motorola Ventures, the venture capital and private equity investment arm for Motorola, Inc. where he led the worldwide fund for eight years. He was also Corporate Vice President and Director of Equity Investments at Motorola. Mr. Holtsberg served as a member of the Board of Directors of the Illinois Venture Capital Association until 2014 and as a member of the Board of Sportvision until December 2016. Mr. Holtsberg currently serves as a member of the Board of the Big Shoulders Fund, and Advanced Oilfield Services, a portfolio company of the MVC Private Equity Fund, L.P. Mr. Holtsberg serves as an Emeritus Board Member of the Chicagoland Entrepreneurship Center, the Illinois Emerging Technology Funds and as Chairman of the Board of UI Labs. Previously, Mr. Holtsberg served as a board member of Illinois Ventures, the venture investment arm for the University of Illinois through 2015. Mr. Holtsberg also serves as a director for U.S. Gas & Electric, Inc. and MVC Partners LLC, portfolio companies of the Fund.

				None(1)	See column 4

Michael Tokarz(3) 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 67	Director/Principal Executive Officer	1 year/13 years, 1 month

Mr. Tokarz currently serves as Chairman and Portfolio Manager of the Fund and as Manager of the Adviser. Mr. Tokarz is also the Managing Member of The Tokarz Group, a private merchant bank, since 2002. In addition, Mr. Tokarz is a principal and investment team member of PPC Enterprises LLC, a registered investment adviser. Prior to this, Mr. Tokarz was a senior General Partner and Administrative Partner at Kohlberg Kravis Roberts & Co., a private equity firm specializing in management buyouts. He also currently serves on the corporate boards of CNO Financial Group, Inc., Walter Investment Management Corp., and Mueller Water Products, Inc. He is Chairman Emeritus and is a member of the Board of the University of Illinois Foundation, and serves on its executive committee, investment policy committee and finance committee. He is also a member of the Board of Managers for Illinois Ventures, LLC and Illinois

				None(1)	See column 4

(1) Name, Address and Age	(2) Positions(s) Held with the Fund	(3) Term of Office/ Length of Time Served	(4) Principal Occupation(s) During Past 5 Years	(5) Number of Portfolios in Fund Complex Overseen by Director or Nominee for Director	(6) Other Directorships Held by Director or Nominee for Director During Past 5 Years
Independent Directors

Emerging Technology Fund LLC. Mr. Tokarz serves as a director for the following portfolio companies of the Fund: Custom Alloy Corporation, MVC Automotive Group GmbH, MVC Partners LLC, and Turf Products, LLC. He also serves as a director of Focus Pointe Global, Gibdock Limited, and Plymouth Rock Energy, LLC, all portfolio companies of MVC Private Equity Fund, L.P. He was previously on the board of Lomonosov, Althleta, Inc., and Apertio Ltd. Additionally, he was on the boards of Timberland Machines & Irrigation, Inc., Dakota Growers Pasta Company, Harmony Health and Beauty, Inc., Harmony Pharmacy & Health Centers, Inc., Summit Research Labs, Inc. Ohio Medical Corporation, and Huamei Capital Company, formerly portfolio companies of the Fund.

Executive Officers

Scott Schuenke 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 37	Chief Financial Officer	Indefinite term/3 years, 2 months

Mr. Schuenke currently serves as the Chief Financial Officer of the Adviser, in addition to his service as Chief Financial Officer of the Fund. Mr. Schuenke also serves as the CFO of PPC Enterprises, LLC, a registered investment adviser. He previously served as the Chief Compliance Officer to the Fund and the Adviser. Prior to joining the Fund in June 2004, Mr. Schuenke served as a compliance officer with U.S. Bancorp Fund Services, LLC, from 2002 until he joined the Fund in 2004. Mr. Schuenke also served as the secretary of The Mexico Equity & Income Fund, Inc. and assistant secretary of Tortoise Energy Infrastructure Corporation during his tenure at U.S. Bancorp Fund Services, LLC. He previously served on the Boards of NPWT Corporation and Vestal Manufacturing Enterprises, Inc., both portfolio companies of the Fund. Mr. Schuenke is a Certified Public Accountant.

				N/A	N/A

Kevin Byrne 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 57	Chief Compliance Officer	Indefinite/1 year, 10 months

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

				N/A	N/A

Jaclyn Rothchild 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 38	Vice President/Secretary	Indefinite term/12 years, 1 month; Indefinite term/12 years, 11 months

Ms. Rothchild currently serves as Vice President and Secretary of the Adviser, in addition to her service as Vice President and Secretary of the Fund. Prior to joining the Fund in June 2002, she was an Associate and Business Manager with

				N/A	N/A

(1) Name, Address and Age	(2) Positions(s) Held with the Fund	(3) Term of Office/ Length of Time Served	(4) Principal Occupation(s) During Past 5 Years	(5) Number of Portfolios in Fund Complex Overseen by Director or Nominee for Director	(6) Other Directorships Held by Director or Nominee for Director During Past 5 Years
Independent Directors

Draper Fisher Jurvetson meVC Management Co. LLC, the former investment sub-adviser to the Fund, and an Associate at The Bank Companies (acquired by Newmark & Co. Real Estate), a commercial real estate company. Ms. Rothchild serves as Vice President and Chief Operating Officer of Eleventh Street Partners, Inc. Ms. Rothchild serves on the Board of MVC Partners LLC, a portfolio company of the Fund. Ms. Rothchild was formerly an Advisory Board member of Forward Health.

(1)Other than the Fund.

(2)Mr. Holtsberg is an “interested person,” as defined in the 1940 Act, of the Fund (an “Interested Director”) because of his employment with the Adviser.

(3)Mr. Tokarz is an Interested Director because he serves as an officer of the Fund.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the 1934 Act, and Section 30(h) of the 1940 Act, taken together, require that the Directors, officers of the Fund and beneficial owners of more than 10% of the equity securities of the Fund (collectively, “Reporting Persons”) file with the SEC reports of their beneficial ownership and changes in their beneficial ownership of the Fund’s securities. Based solely on its review of the copies of such reports, the Fund believes that each of the Reporting Persons who was a Reporting Person during the fiscal year ended October 31, 2016 has complied with applicable filing requirements.

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

The following table sets forth compensation paid by the Fund in all capacities during the fiscal year ended October 31, 2016 to all of our Directors. Our Directors have been divided into two groups—Interested Directors and Independent Directors. The Interested Directors are “interested persons,” as defined in the 1940 Act, of the Fund. No compensation is paid to the Interested Directors. (The Fund is not part of any Fund Complex.) No information has been provided with respect to executive officers of the Fund because the Fund’s executive officers do not receive any direct compensation from the Fund.

Name of Person, Position	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation(1)	Total
Interested Directors
Warren Holtsberg, Director	None	None	None	None
Michael Tokarz, Chairman and Portfolio Manager	None	None	None	None
Independent Directors
Emilio Dominianni, Director	$80,000	None	None	$80,000
Phillip Goldstein, Director	$70,000	None	None	$70,000
Gerald Hellerman, Director	$90,000	None	None	$90,000
Robert Knapp, Director	$90,000	None	None	$90,000
William Taylor, Director	$70,000	None	None	$70,000

(1)Directors do not receive any pension or retirement benefits from the Fund.

Effective May 1, 2014, the fees payable to Independent Directors and the fees payable to the Chairman of the Audit Committee, Valuation Committee, and Nominating Committee are as follows: Each Independent Director is paid an annual retainer of $70,000 ($80,000 for the Chairman of the Audit Committee and the non-Chairman members of the Valuation Committee and $90,000 for the Chairman of the Valuation Committee) for up to five in-person Board meetings and committee meetings per year. In the event that more than five in-person Board meetings and committee meetings occur, each Director will be paid an additional $1,000 for an in-person meeting. Each Independent Director is also reimbursed by the Fund for reasonable out-of-pocket expenses. The Directors do not receive any pension or retirement benefits from the Fund.

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

Item 12.                                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Director Equity Ownership

The following table sets forth, as of December 1, 2016 with respect to each Director and nominee, certain information regarding the dollar range of equity securities beneficially owned in the Fund. The Fund does not belong to a family of investment companies.

(1) Name of Director or Nominee	(2) Dollar Range of Equity Securities in the Fund	(3) Aggregate Dollar Range of Equity Securities of All Funds Overseen or to be Overseen by Director or Nominee in Family of Investment Companies
Independent Directors
Emilio Dominianni	Over $100,000	Over $100,000
Phillip Goldstein	Over $100,000	Over $100,000
Gerald Hellerman	Over $100,000	Over $100,000
Robert Knapp	Over $100,000	Over $100,000
William Taylor	Over $100,000	Over $100,000
Interested Directors
Warren Holtsberg(1)	$50,001-$100,000	$50,001-$100,000
Michael Tokarz(2)	Over $100,000	Over $100,000

(1)Mr. Holtsberg is an Interested Director because of his employment with the Adviser.

(2)Mr. Tokarz is an Interested Director because he serves as an officer of the Fund and controls the Adviser.

The following table sets forth, as of December 1, 2016, each stockholder who owned more than 5% of the Fund’s outstanding shares of common stock, each current director, each nominee for director, the Fund’s executive officers, and the directors and executive officers as a group. Unless otherwise indicated, the Fund believes that each beneficial owner set forth in the table has sole voting and investment power.

Shareholder Name and Address	Amount of Shares Owned		Percentage of Fund Held

Wynnefield Capital Management, LLC 450 7th Avenue, Suite 509 New York, NY 10123	1,610,000	(1)	7.14%

Bulldog Investors LLC Park 80 West, Suite 708 250 Pehle Ave, Saddle Brook, NJ 07663	1,378,812	(2)	6.11%

Royce & Associates LP 745 Fifth Avenue New York, NY 10151	1,206,600	(3)	5.35%

Leon G. Cooperman 11431 W. Palmetto Park Road Boca Raton, FL 33428	1,168,634	(4)	5.18%

Interested Directors
Warren Holtsberg	7,000		*
Michael Tokarz	931,042.57		4.13%

Independent Directors
Emilio Dominianni	58,765.65		*
Phillip Goldstein	1,008,551	**	4.47%
Gerald Hellerman	63,000		*
Robert Knapp	650,391.37	***	2.88%
William Taylor	49,911.94		*

Executive Officers
Scott Schuenke	3,160.04		*
Jaclyn Shapiro-Rothchild	3,219.82		*
Kevin Byrne	0		*
All directors and executive officers as a group (11 in total)****	2,775,042		12.302%

(1)	Based on information contained in Form 13F filed with the SEC on September 30, 2016.
(2)	Based on information contained in Form 13F filed with the SEC on November 14, 2016. With respect to 719,272 of these Shares, Bulldog Investors LLC shares voting and investment power.
(3)	Based on information contained in Form 13F filed with the SEC on September 30, 2016.
(4)	Based on information contained in Form 13F filed with the SEC on January 19, 2016.
*	Less than 1%.
**

971,301 of these Shares are owned by private investment funds managed by Bulldog Investors, LLC. Mr. Goldstein is a principal of Bulldog Investors and a limited partner in certain of the funds. Mr. Goldstein disclaims all beneficial ownership in these Shares to the extent such ownership exceeds his pecuniary interest therein. For purposes of calculating the “Percentage of Fund Held”, however, all of Mr. Goldstein’s 1,008,551.00 Shares have been counted as being beneficially owned. Based on information contained in Form 4 filed on December 10, 2015.

***

354,055.37 of these Shares are held by Ironsides Holdings, LLC, which is wholly owned by Robert Knapp. 193,612 Shares are held by a private fund and 87,093 Shares by an account, both managed by Ironsides Partners LLC. Mr. Knapp is a principal of the investment adviser of the separately managed account and a principal of the general partner and investment adviser of the private fund. Mr. Knapp is also a limited partner in a fund that has an interest in the private fund. The investment adviser has sole voting and dispositive power over the 280,705 Shares owned. 14,691 Shares are held by RCK Holdings II LLC, of which Mr. Knapp is trustee. 940 Shares are held by the Robert C Knapp 2012 Charitable Remainder Trust, of which Mr. Knapp is trustee. Mr. Knapp disclaims all beneficial ownership of such Shares, except to the extent of his pecuniary interest therein. For purposes of calculating the “Percentage of Fund Held,” however, all of the Shares have been counted as being beneficially owned. Based on information contained in Form 4 filed on October 14, 2016.

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

Item 14.                                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees:

The aggregate fees billed as of the day immediately prior to the date of this filing for professional services rendered by Grant Thornton LLP for the audit of the Fund’s annual financial statements and review of financial statements in the Form 10-Qs for the fiscal years ended October 31, 2016 and October 31, 2015 were $525,000 and $1,018,500, respectively.

Audit-Related Fees:

The aggregate fees billed as of the day immediately prior to the date of this filing by Grant Thornton LLP for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended October 31, 2016 and October 31, 2015 were $72,000 and $0, respectively.

Tax Fees:

The aggregate fees billed as of the day immediately prior to the date of this filing by Grant Thornton LLP for services rendered with respect to tax compliance, tax advice and tax planning for the fiscal years ended October 31, 2016 and October 31, 2015 were $0 and $18,235, respectively.

All Other Fees:

The aggregate fees billed as of the day immediately prior to the date of this filing by Grant Thornton LLP for any other products or services for the fiscal years ended October 31, 2016 and October 31, 2015 were $0 and $0, respectively.

The Audit Committee Charter requires that the Audit Committee pre-approve all audit and non- audit services to be provided to the Fund by the independent accountants; provided, however, that the Audit Committee may specifically authorize its Chairman to pre-approve the provision of any non-audit services to the Fund.  Further, the foregoing pre-approval policy may be waived, with respect to the provision of any non-audit services, consistent with the exceptions provided for in the federal securities laws.  All of the audit and tax services provided by Grant Thornton LLP for the fiscal years ended October 31, 2015 and October 31, 2016 were pre-approved by the Audit Committee or its Chairman.  For the fiscal years ended October 31, 2015 and October 31, 2016, the Fund’s Audit Committee did not waive the pre-approval requirement with respect to any non-audit services provided to the Fund by Grant Thornton LLP.

PART IV

Item 15.                                EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

Page(s)
(a)(1)	Financial Statements
Consolidated Balance Sheets
	October 31, 2016 and October 31, 2015	91

Consolidated Schedule of Investments
	October 31, 2016	92-93
	October 31, 2015	94-95

Consolidated Statement of Operations

	For the Year Ended October 31, 2016,
	the Year Ended October 31, 2015 and
	the Year Ended October 31, 2014	96

	Consolidated Statement of Cash Flows

	For the Year Ended October 31, 2016,
	the Year Ended October 31, 2015 and
	the Year Ended October 31, 2014	97

	Consolidated Statement of Changes in Net Assets

	For the Year Ended October 31, 2016,
	the Year Ended October 31, 2015 and
	the Year Ended October 31, 2014	98

	Consolidated Selected Per Share Data and Ratios
	For the Year Ended October 31, 2016,
	the Year Ended October 31, 2015,
	the Year Ended October 31, 2014,
	the Year Ended October 31, 2013 and
	the Year Ended October 31, 2012	99

	Notes to Consolidated Financial Statements	100-136
	Report of Independent Registered Public Accounting Firm	137-139

(a)(2)	The following financial statement schedules are filed here with:

	Schedule 12-14 of Investments in and Advances to Affiliates	145

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

Exhibit Number	Description
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

10.25

Third Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company (Incorporated by reference to Exhibit 10(A) with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on September 9, 2014

10.26

Fourth Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company (Incorporated by reference to Exhibit 10.26 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on October 15, 2015)

10.27

Fifth Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company (Incorporated by reference to Exhibit 10.27 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on October 15, 2015

10.28

Sixth Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company (Incorporated by reference to Exhibit 10.28 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on October 15, 2015

10.29

Seventh Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company (Incorporated by reference to Exhibit 10(A) filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on January 29, 2016)

10.30

Eighth Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company (Incorporated by reference to Exhibit 10 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on August 29, 2016)

10.31

Loan Agreement between MVC Capital, Inc. and Firstrust Bank (Incorporated by reference to Exhibit 10.29 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on October 15, 2015)

10.32

Amended and Restated Loan Agreement between MVC Capital, Inc. and Firstrust Bank (Incorporated by reference to Exhibit 10.30 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on October 15, 2015)

10.33

Amendment to the Amended and Restated Loan Agreement between MVC Capital, Inc. and Firstrust Bank (Incorporated by reference to Exhibit 10(A) with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on December 1, 2015)

10.34

Credit Agreement between MVC Capital, Inc., Santander Bank, N.A. and Wintrust Bank (Incorporated by reference to Exhibit 10(B) with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on January 29, 2016)

Exhibit Number	Description
10.35*	First Amendment to the Credit Agreement between MVC Capital, Inc., Santander Bank, N.A. and Wintrust Bank
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
21.1

Financial Statements (as of 12/31/2013) of Velocitius B.V., (unaudited by MVC Capital, Inc. but based on audited financial statements prepared and provided by the portfolio company) (Incorporated by reference to Exhibit 21.1 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on October 15, 2015)

21.2

Financial Statements (as of 12/31/2013 and excludes financial information of a subsidiary dealership and the parent company) of MVC Automotive Group GmbH, a current significant subsidiary (unaudited by MVC Capital, Inc. but based on audited financial statements prepared and provided by the portfolio company) (Incorporated by reference to Exhibit 21.2 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on October 15, 2015)

21.3

Financial Statements (as of 12/31/2014) of Ohio Medical Corporation (unaudited by MVC Capital, Inc. but based on audited financial statements prepared and provided by the portfolio company) (Incorporated by reference to Exhibit 21.3 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on May 16, 2016)

21.4

Financial Statements (as of 12/31/2014 and excludes financial information of a subsidiary dealership and the parent company) of MVC Automotive Group GmbH, a current significant subsidiary (unaudited by MVC Capital, Inc. but based on audited financial statements prepared and provided by the portfolio company) (Incorporated by reference to Exhibit 21.4 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on May 16, 2016)

21.5*

Financial Statements (as of 12/31/2015) of MVC Automotive Group GmbH, a current significant subsidiary (unaudited by MVC Capital, Inc. but based on audited financial statements prepared and provided by the portfolio company)

31*	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32*	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*Filed herewith

(b)          Exhibits

Exhibit No.	Exhibit

10.35	First Amendment to the Credit Agreement between MVC Capital, Inc., Santander Bank, N.A. and Wintrust Bank

21.5

Financial Statements (as of 12/31/2015) of MVC Automotive Group GmbH, a current significant subsidiary (unaudited by MVC Capital, Inc. but based on audited financial statements prepared and provided by the portfolio company)

31	Certifications pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(c)               Financial Statement Schedules

Schedule 12-14

MVC Capital, Inc. and Subsidiaries

Schedule of Invesments in and Advances to Affiliaties

		Amount of Interest			Gross	Gross
		or Dividends Credited		October 31, 2015	Additions	Reductions	October 31, 2016
Portfolio Company	Investment (1)	to Income (5)	Other (2)	Fair Value	(3)	(4)	Fair Value
Companies More than 25% owned

Equus Total Return, Inc.	Common Stock	—	—	7,644,788	666,696	—	8,311,484
(Regulated Investment Company)

MVC Automotive Group	Common Stock	—	—	13,452,000	1,599,450	(2,730,450)	12,321,000
(Automotive Dealerships)	Bridge Loan	40,526	—	—	3,322,500	—	3,322,500

MVC Private Equity Fund LP	General Partnership Interest	2,415	—	552,016	79,246	—	631,262
(Private Equity Firm)	Limited Partnership Interest	94,686	—	21,939,744	3,227,036	—	25,166,780

Ohio Medical Corporation	Common Stock	—	—	—	—	—	—
(Medical Device Manufacturer)	Series A Preferred Stock	—	—	6,050,797	—	(6,050,797)	—
	Series C Preferred Stock	—	—	32,479,292	—	(32,479,292)	—

RuMe Inc.	Common Stock	—	—	924,475	—	(384,475)	540,000
(Consumer Products)	Series C Preferred Stock	—	—	6,467,772	—	(631,772)	5,836,000
	Series B-1 Preferred Stock	—	—	1,667,753	349,247	—	2,017,000
	Subordinated Loan	11,003	—	—	846,777	—	846,777
	Guarantee	—	—	—	—	(277,535)	(277,535)
	Warrants	—	—	—	336,393	718,092	1,054,485

SIA Tekers Invest	Common Stock	—	—	342,000	—	(342,000)	—
(Port Facilities)	Bridge Loan	—	—	—	27,785	(27,785)	—

Somotra NV	Bridge Loan	26,828	—	—	1,645,800	(1,645,800)	—
(Automotive Dealerships)

Turf Products, LLC	Loan	429,653	—	3,862,994	—	(108,317)	3,754,677
(Distributor - Landscaping & Irrigation Equipment)	LLC Interest	—	—	3,991,794	—	—	3,991,794
	Guarantee	—	—	(41,034)	28,039	—	(12,995)
	Warrant	—	—	—	—	—	—

Total companies more than 25% owned		$605,111					$67,503,229

Companies More than 5% owned, but less than 25%

Advantage Insurance Holdings LTD	Preferred Stock	—	—	8,015,164	289,248	—	8,304,412
(Insurance)

Centile Holding B.V.	Common Stock	—	—	4,905,000	474,000	—	5,379,000
(Software)

JSC Tekers Holdings	Common Stock	—	—	4,000	—	(4,000)	—
(Automotive Dealerships)	Preferred Stock	—	—	5,045,700	—	(1,315,700)	3,730,000

MVC Environmental, Inc.	Common Stock	—	—	—	3,081,000	(1,454,090)	1,626,910
(Environmental Services)	Senior Secured Loan	476,071	—	—	6,426,943	—	6,426,943

Security Holdings, B.V.	Common Equity Interest	610,006	—	45,300,000	—	(10,446,000)	34,854,000
(Electrical Engineering)

SGDA Europe B.V.	Common Equity Interest	—	—	6,020,000	—	(4,763,000)	1,257,000
(Soil Remediation)

U.S. Gas & Electric, Inc.	Second Lien Loan	991,250	—	7,500,000	—	—	7,500,000
(Energy Services)	Unsecured Loan	460,881	—	3,167,220	131,228	—	3,298,448
	Preferred Stock	12,500,000	—	83,667,607	5,700,000	—	89,367,607
	Preferred Stock	—	—	—	—	—	—

Vestal Manufacturing Enterprises, Inc.	Loan	976,661	—	6,315,236	251,688	—	6,566,924
(Iron Foundries)	Common Stock	—	—	250,000	427,222	—	677,222
	Warrants	—	—	—	438,304	—	438,304

Total companies more than 5% owned, but less than 25%		$16,014,869					$169,426,770

This schedule should be read in conjunction with the Company’s consolidated statements as of and for the year ended October 31, 2016, including the consolidated schedule of investments.

(1) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.  The principal amount for loans and debt securities and the number of shares of common and preferred stock are shown in the consolidated schedule of investments as of October 31, 2016.

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

Date	Signature	Title

Date:		Chairman (Principal Executive Officer) and Director

1/17/17	/s/ Michael Tokarz
(Michael Tokarz)

Date:		Principal Financial Officer

1/17/17	/s/ Scott Schuenke
(Scott Schuenke)

Date:		Director

1/17/17	/s/ Emilio Dominianni
(Emilio Dominianni)

Date:		Director

1/17/17	/s/ Gerald Hellerman
(Gerald Hellerman)

Date:		Director

1/17/17	/s/ Phillip F. Goldstein
(Phillip F. Goldstein)
Date:		Director

1/17/17	/s/ Warren Holtsberg
(Warren Holtsberg)

Date:		Director

1/17/17	/s/ Robert C. Knapp
(Robert C. Knapp)

Date:		Director

1/17/17	/s/ William E. Taylor
(William E. Taylor)