Form 10-Q
period 2017-01-31
MVC CAPITAL, INC.
filed 2017-03-13
CIK 1099941

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017 or

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

There were 22,556,412 shares of the registrant’s common stock, $.01 par value, outstanding as of March 13, 2017.

MVC Capital, Inc.

(A Delaware Corporation)

Index

Page
Part I. Consolidated Financial Information

Item 1. Consolidated Financial Statements
Consolidated Balance Sheets - January 31, 2017 (Unaudited) and October 31, 2016	3
Consolidated Statements of Operations - For the Quarter Ended January 31, 2017 (Unaudited) and - For the Quarter Ended January 31, 2016 (Unaudited)	4
Consolidated Statements of Cash Flows - For the Quarter Ended January 31, 2017 (Unaudited) and - For the Quarter Ended January 31, 2016 (Unaudited)	5
Consolidated Statements of Changes in Net Assets - For the Quarter Ended January 31, 2017 (Unaudited), - For the Quarter Ended January 31, 2016 (Unaudited) and - For the Year ended October 31, 2016	6
Consolidated Selected Per Share Data and Ratios - For the Quarter Ended January 31, 2017 (Unaudited), - For the Quarter Ended January 31, 2016 (Unaudited) and - For the Year ended October 31, 2016	7
Consolidated Schedules of Investments
- January 31, 2017 (Unaudited)
- October 31, 2016	8
Notes to Consolidated Financial Statements	12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3. Quantitative and Qualitative Disclosures about Market Risk	67
Item 4. Controls and Procedures	82

Part II. Other Information	83

Item 1. Legal Proceedings	83
Item 1A. Risk Factors	83
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	83
Item 3. Defaults Upon Senior Securities	83
Item 4. Mine Safety Disclosures	83
Item 5. Other Information	83
Item 6. Exhibits	83

Exhibits	83

SIGNATURE	84

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.

Consolidated Balance Sheets

	January 31,	October 31,
	2017	2016
	(Unaudited)
ASSETS

Assets
Cash	$31,630,953	$19,819,548
Restricted cash (cost $800,673 and $800,527)	800,673	800,527
Cash equivalents (cost $1,349,391 and $394,612)	1,349,391	394,612
Investments at fair value
U.S. Treasury obligations (cost $24,995,613 and $34,998,593)	25,029,838	34,991,681
Non-control/Non-affiliated investments (cost $151,118,826 and $150,348,963)	124,810,998	123,189,755
Affiliate investments (cost $130,443,504 and $130,484,393)	170,704,110	169,426,770
Control investments (cost $91,941,874 and $93,878,518)	59,906,047	67,503,229
Total investments at fair value (cost $398,499,817 and $409,710,467)	380,450,993	395,111,435
Escrow receivables, net of reserves	5,004,895	9,151,805
Dividends and interest receivables, net of reserves	684,541	3,595,357
Deferred financing fees	1,027,762	1,201,473
Fee and other receivables	2,183,144	2,098,625
Prepaid expenses	253,611	192,712

Total assets	$423,385,963	$432,366,094

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Senior notes[1]	$112,369,320	$112,283,745
Revolving credit facility II	25,000,000	35,000,000
Provision for incentive compensation (Note 5)	1,610,249	1,946,555
Professional fees payable	369,873	583,049
Management fee payable	1,338,630	1,290,230
Accrued expenses and liabilities	606,620	715,538
Guarantees	237,479	—
Interest payable	346,985	348,525
Management fee payable - Asset Management	87,053	151,053
Consulting fees payable	175,236	151,943
Portfolio fees payable - Asset Management	353,820	336,297
Taxes payable	614	1,381

Total liabilities	142,495,879	152,808,316

Commitments and Contingencies (Note 10)

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 28,304,448 shares issued and 22,556,412 and 22,556,412 shares outstanding as of January 31, 2017 and October 31, 2016, respectively	283,044	283,044
Additional paid-in-capital	418,298,709	418,298,709
Accumulated earnings	125,181,214	128,135,727
Dividends paid to stockholders	(148,157,256)	(145,112,140)
Accumulated net realized (loss) gain	(40,517,400)	(51,542,156)
Net unrealized depreciation	(17,685,275)	(13,992,454)
Treasury stock, at cost, 5,748,036 and 5,748,036 shares held, respectively	(56,512,952)	(56,512,952)

Total shareholders’ equity	280,890,084	279,557,778

Total liabilities and shareholders’ equity	$423,385,963	$432,366,094

Net asset value per share	$12.45	$12.39

1 Reflects reductions of approximately $2.0 million and approximately $2.1 million as of January 31, 2017 and October 31, 2016, respectively, related to the reclassification of the unamortized debt issuance costs related the the Senior notes

The accompanying notes are an integral part of these consolidated financial statements.

 MVC Capital, Inc.

 Consolidated Statements of Operations

 (Unaudited)

	For the Quarter Ended	For the Quarter Ended
	January 31, 2017	January 31, 2016
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$—	$97,385

Total dividend income	—	97,385

Interest income
Non-control/Non-affiliated investments	1,507,102	2,988,786
Affiliate investments	585,319	573,373
Control investments	133,473	79,699

Total interest income	2,225,894	3,641,858

Payment-in-kind/Deferred interest income
Non-control/Non-affiliated investments	302,961	1,259,420
Affiliate investments	179,704	90,297
Control investments	61,958	39,272

Total payment-in-kind/Deferred interest income	544,623	1,388,989

Fee income
Non-control/Non-affiliated investments	72,897	52,259
Affiliate investments	180,000	181,500
Control investments	37,500	2,343,750

Total fee income	290,397	2,577,509

Fee income - Asset Management [1]
Portfolio fees	235,864	249,408
Management fees	83,222	134,362

Total fee income - Asset Management	319,086	383,770

Total operating income	3,380,000	8,089,511

Operating Expenses:
Interest and other borrowing costs	2,538,096	2,628,786
Management fee	1,813,915	1,979,291
Net Incentive compensation (Note 11)	759,774	(2,229,988)
Audit & tax preparation fees	455,000	135,600
Other expenses	367,446	122,185
Consulting fees	275,555	222,351
Portfolio fees - Asset Management [1]	176,898	187,056
Directors’ fees	106,514	110,000
Legal fees	78,525	164,000
Insurance	72,219	79,917
Management fee - Asset Management [1]	62,417	100,772
Administration	50,646	61,318
Public relations fees	47,000	48,000
Printing and postage	21,007	14,694

Total operating expenses	6,825,012	3,623,982

Less: Voluntary Expense Waiver by Adviser [2]	(37,500)	(37,500)
Less: Voluntary Management Fee Waiver by Adviser [3]	(453,479)	(494,823)

Total waivers	(490,979)	(532,323)

Net operating income (loss) before taxes	(2,954,033)	4,997,852

Tax Expenses:
Current tax expense	480	439

Total tax expense	480	439

Net operating income (loss)	(2,954,513)	4,997,413

Net Realized and Unrealized (Loss) Gain on Investments:

Net realized gain (loss) on investments
Short term investments	97,184	(90,427)
Non-control/Non-affiliated investments	—	(7,636,535)
Affiliate investments	—	(71,268)
Control investments	10,923,023	(31,760,287)
Foreign currency	4,549	—

Total net realized gain (loss) on investments	11,024,756	(39,558,517)

Net unrealized appreciation (depreciation) on investments	(3,692,821)	29,569,795

Net realized and unrealized gain (loss) on investments	7,331,935	(9,988,722)

Net increase (decrease) in net assets resulting from operations	$4,377,422	$(4,991,309)

Net increase (decrease) in net assets per share resulting from operations	$0.19	$(0.21)

Dividends declared per share	$0.135	$0.305

Weighted average number of shares outstanding [4]	22,556,412	22,702,821

1 These items are related to the management of the MVC Private Equity Fund, L.P. (“PE Fund”). Please see Note 10 “Management” for more information.

2 Reflects the quarterly portion of the TTG Advisers’ voluntary waiver of $150,000 of expenses for the 2017 and 2016 fiscal years, that the Company would otherwise be obligated to reimburse TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”). Please see Note 10 “Management” for more information.

3 Reflects the quarterly portion of the TTG Advisers’ voluntary waiver of .50% of the management fee for the 2017 and 2016 fiscal years. Please see Note 10 “Management” for more information.

4Please see Note 13 “Dividends and Distributions to Shareholders and Share Repurchase Program” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Quarter Ended	For the Quarter Ended
	January 31, 2017	January 31, 2016
Cash flows from Operating Activities:
Net decrease in net assets resulting from operations	$4,377,422	$(4,991,309)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized gain (loss)	(11,024,756)	39,558,517
Net change in unrealized (appreciation) depreciation	3,692,821	(29,569,795)
Amortization of premiums (discounts) and fees	(63,474)	5,314
Increase in accrued payment-in-kind dividends and interest	(511,649)	(3,337,651)
Amortization of deferred financing fees	259,286	(241,013)
Changes in operating assets and liabilities:
Restricted cash	(146)	500,034
Restricted cash equivalents	—	5,503,000
Dividends, interest and fees receivable	2,910,816	2,697,730
Fee and other receivables	(84,519)	(160,738)
Escrow receivables, net of reserves	4,146,910	(9,728,934)
Prepaid expenses	(60,899)	(37,349)
Short-term investments receivable	—	(50,130,858)
Incentive compensation (Note 11)	(336,306)	(2,229,988)
Other liabilities	(299,185)	(647,939)
Purchases of equity investments	(59,375)	(1,599,450)
Purchases of debt instruments	(909,743)	(8,280,800)
Purchases of short-term investments	(24,995,573)	(49,931,003)
Proceeds from equity investments (1)	13,643,783	36,621,814
Proceeds from debt instruments	30,000	8,951,299
Sales/maturities of short-term investments	35,095,887	139,662,416

Net cash provided by (used in) operating activities	25,811,300	72,613,297

Cash flows from Financing Activities:
Borrowings from revolving credit facility	25,000,000	63,200,000
Repayments from revolving credit facility	(35,000,000)	(103,200,000)
Borrowings from bridge loan	—	—
Repayments from bridge loan	—	(8,000,000)
Share exchange	—	—
Financing fees paid	—	(1,304,545)
Distributions paid to shareholders	(2,979,028)	(6,787,796)
Repurchases of common stock under dividend reinvestment plan	(66,088)	(136,564)

Net cash used in financing activities	(13,045,116)	(56,228,905)

Net change in cash and cash equivalents for the period	12,766,184	16,384,392

Cash and cash equivalents, beginning of period	$20,214,160	$10,311,567

Cash and cash equivalents, end of period	$32,980,344	$26,695,959

(1) For the quarter ended January 31, 2017, proceeds from equity investments includes $800,859, in escrow receivables, net of reserves.

During the quarters ended January 31, 2017 and 2016 MVC Capital, Inc. paid $2,108,571 and $2,340,892 in interest expense, respectively.

During the quarters ended January 31, 2017 and 2016 MVC Capital, Inc. paid $0 and $0 in income taxes, respectively.

Non-cash activity:

During the quarters ended January 31, 2017 and 2016, MVC Capital, Inc. recorded payment in-kind dividend and interest of $545,804 and $3,337,651, respectively. This amount was added to the principal balance of the investments and recorded as dividend/interest income.

During the quarters ended January 31, 2017 and 2016, the Plan Agent purchased 7,676 and 17,843 shares of common stock in the open market in order to satisfy the reinvestment portion of our dividends.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Changes in Net Assets

	For the Quarter Ended	For the Quarter Ended	For the Year Ended
	January 31, 2017	January 31, 2016	October 31, 2016
	(Unaudited)	(Unaudited)
Operations:
Net operating gain (loss)	$(2,954,513)	$4,997,413	$19,327,746
Net realized (loss) gain on investments	11,024,756	(39,558,517)	(45,157,415)
Net change in appreciation (depreciation) unrealized appreciation on investments	(3,692,821)	29,569,795	28,627,844

Net increase (decrease) in net assets from operations	4,377,422	(4,991,309)	2,798,175

Shareholder Distributions from:
Income	(3,045,116)	(4,997,852)	(16,099,238)
Return of capital	—	(1,926,508)	—

Net decrease in net assets from shareholder distributions	(3,045,116)	(6,924,360)	(16,099,238)

Capital Share Transactions:
Issuance of common stock under dividend reinvestment plan	66,088	136,564	328,509
Repurchase of common stock under dividend reinvestment plan	(66,088)	(136,564)	(328,509)
Repurchase of common stock	—	—	(1,216,746)

Net increase in net assets from capital share transactions	—	—	(1,216,746)

Total increase (decrease) in net assets	1,332,306	(11,915,669)	(14,517,809)

Net assets, beginning of period/year	279,557,778	294,075,587	294,075,587

Net assets, end of period/year	$280,890,084	$282,159,918	$279,557,778

Common shares outstanding, end of period/year	22,556,412	22,702,821	22,556,412

Undistributed net operating income	$—	$—	$3,228,508

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

	For the		For the		For the
	Quarter Ended		Quarter Ended		Year Ended
	January 31, 2017		January 31, 2016		October 31, 2016
	(Unaudited)		(Unaudited)

Net asset value, beginning of period/year	$12.39		$12.95		$12.95

(Loss) Gain from operations:
Net operating (loss) gain	(0.13)		0.22		0.85
Net realized and unrealized loss on investments	0.32		(0.43)		(0.73)

Total loss from investment operations	0.19		(0.21)		0.12

Less distributions from:
Income	(0.13)		(0.22)		(0.71)
Return of capital	—		(0.09)		—

Total distributions	(0.13)		(0.31)		(0.71)

Capital share transactions
Anti-dilutive effect of share repurchase program	—		—		0.03

Total capital share transactions	—		—		0.03

Net asset value, end of period/year	$12.45		$12.43		$12.39

Market value, end of period/year	$8.55		$7.40		$8.69

Market discount	(31.33)%		(40.47)%		(29.86)%

Total Return - At NAV (a)	1.57%		(1.66)%		1.26%

Total Return - At Market (a)	(0.06)%		(7.40)%		14.32%

Ratios and Supplemental Data:

Portfolio turnover ratio	0.43%		2.60%		13.74%

Net assets, end of period/year (in thousands)	$280,890		$282,160		$279,558

Ratios to average net assets:
Expenses including tax expense	8.94	%(c)	4.26	%(c)	6.35%
Expenses excluding tax expense	8.94	%(c)	4.26	%(c)	6.35%

Net operating income before tax expense	(4.17	)%(c)	6.88	%(c)	6.81%
Net operating income after tax expense	(4.17	)%(c)	6.88	%(c)	6.81%

Ratios to average net assets excluding waivers:
Expenses including tax expense	9.64	%(c)	4.99	%(c)	7.43%
Expenses excluding tax expense	9.64	%(c)	4.99	%(c)	7.43%

Net operating income before tax expense	(4.87	)%(c)	6.15	%(c)	5.74%
Net operating income after tax expense	(4.87	)%(c)	6.15	%(c)	5.74%

(a) Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the period/year.

(b) Supplemental Ratio information

Ratios to average net assets: (b)
Expenses excluding incentive compensation	7.87	%(c)	7.33	%(c)	7.07%
Expenses excluding incentive compensation, interest and other borrowing costs	4.29	%(c)	3.71	%(c)	3.47%

Net operating income (loss) before incentive compensation	(3.10	)%(c)	3.81	%(c)	6.09%
Net operating income before incentive compensation, interest and other borrowing costs	0.49	%(c)	7.43	%(c)	9.69%

Ratios to average net assets excluding waivers: (b)
Expenses excluding incentive compensation	8.57	%(c)	8.06	%(c)	8.15%
Expenses excluding incentive compensation, interest and other borrowing costs	4.99	%(c)	4.44	%(c)	4.55%

Net operating income (loss) before incentive compensation	(3.80	)%(c)	3.08	%(c)	5.02%
Net operating income before incentive compensation, interest and other borrowing costs	(0.21	)%(c)	6.70	%(c)	8.62%

(c) Annualized.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

January 31, 2017

(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value

Non-control/Non-affiliated investments- 44.43% (a, c, f, g)
Actelis Networks, Inc.	Technology Investment	Preferred Stock (150,602 shares) (d, i)		$5,000,003	—
Biogenic Reagents	Renewable Energy	Senior Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b, h, l)	$5,574,648	5,574,648	$5,191,932
		Senior Convertible Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b, h, l)	5,017,183	5,017,183	4,672,737
		Senior Note 12.0000% Cash, 4.0000% PIK, 06/30/2016 (b, h, l)	4,250,291	4,250,291	4,250,291
		Senior Subordinated Debt 12.0000% Cash, 4.0000% PIK, 06/30/2016 (b, h, l)	1,030,188	1,030,188	1,030,188
		Warrants (d)	2	620,077	—
				16,492,387	15,145,148
Biovation Acquisition Co.	Manufacturer of Laminate Material and Composites	Common Stock (90 shares) (d)		784,622	—
Custom Alloy Corporation	Manufacturer of Pipe Fittings and Forgings	Second Lien Loan 10.1000% Cash, 04/30/2020 (h, l)	24,425,294	24,425,294	18,040,231
		Unsecured Subordinated Loan 12.0000% Cash, 03/31/2018 (l)	3,000,000	3,000,000	2,506,189
				27,425,294	20,546,420
Dukane IAS,LLC	Welding Equipment Manufacturer	Second Lien Note 10.5000% Cash, 2.5000% PIK, 11/17/2020 (b, l)	7,119,911	7,008,030	7,191,110
FDS, Inc.	Software	Senior Subordinated Debt 12.0000% Cash, 11/30/2017 (l)	2,353,156	2,353,156	2,353,156
FOLIOfn, Inc.	Technology Investment - Financial Services	Preferred Stock (5,802,259 shares) (d, i)		15,000,000	5,676,000
HTI Technologies and Industries, Inc.	Electronic Component Manufacturing	Second Lien Note 12.0000% Cash, 2.0000% PIK, 06/21/2018 (b, l)	9,729,727	9,665,627	9,729,727
Initials, Inc.	Consumer Products	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK, 06/23/2020 (b, l)	4,818,874	4,818,874	4,659,564
Legal Solutions Holdings, Inc.	Business Services	Senior Subordinated Debt 12.0000% Cash, 4.0000% PIK, 09/12/2018 (b, l)	11,141,681	11,148,723	11,123,957
MainStream Data, Inc.	Technology Investment	Common Stock (5,786 shares) (d, i)		3,750,000	—
Morey’s Seafood International, LLC	Food Services	Second Lien Loan 10.0000% Cash, 4.0000% PIK, 08/12/2018 (b, h, l)	17,167,669	17,167,669	15,631,507
Pride Engineering, LLC	Manufacturer of Equipment Components	Second Lien Note 12.0000% Cash, 06/18/2021 (l)	5,135,000	5,053,232	5,186,350
Quantum Plastics, LLC	Manufacturer of Plastic Parts	Senior Subordinated Debt 12.0000% Cash, 03/10/2021 (l)	10,000,000	9,594,815	10,000,000
		Warrants (d)	1	392,792	1,418,059
				9,987,607	11,418,059
Thunderdome Restaurants, LLC	Restaurants	Second Lien Loan, 12.0000% Cash, 06/10/2020 (l)	3,000,000	2,985,147	3,030,000
U.S. Spray Drying Holding Company	Specialty Chemicals	Class B Common Stock (784 shares) (d)		5,488,000	6,065,000
		Secured Loan 12.0000% Cash, 04/30/2019 (l)	1,500,000	1,500,000	1,500,000
				6,988,000	7,565,000
United States Technologies, Inc.	Electronics Manufacturing and Repair	Senior Lien Loan 10.5000% Cash, 07/17/2020 (l)	5,500,000	5,490,455	5,555,000
Sub Total Non-control/Non-affiliated investments				151,118,826	124,810,998

Affiliate investments - 60.77% (a, c, f, g)
Advantage Insurance Holdings LTD	Insurance	Preferred Stock (750,000 shares) (d, e)		7,500,000	8,440,595
Centile Holdings B.V.	Software	Common Equity Interest (d, e)		3,524,376	5,719,000
JSC Tekers Holdings	Real Estate Management	Common Stock (3,201 shares) (d, e)		4,500	—
		Preferred Stock (9,159,085 shares) (d, e)		11,810,188	3,687,000
				11,814,688	3,687,000
MVC Environmental, Inc.	Environmental Services	Senior Secured Loan 9.0000% PIK, 12/22/2020 (b, l)	6,572,738	6,572,738	6,572,738
		Common Stock (980 shares) (d)		3,140,375	1,169,518
				9,713,113	7,742,256
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d, e)		51,204,270	36,350,000
SGDA Europe B.V.	Environmental Services	Common Equity Interest (d, e)		28,544,800	1,005,395
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan, 13.0000% Cash, 07/01/2019 (l)	7,500,000	7,500,000	7,500,000
		Unsecured Loan 10.0000% Cash, 4.0000% PIK , 07/01/2018 (b, l)	3,332,281	3,332,281	3,332,281
		Convertible Series I Preferred Stock (32,200 shares) (k, n)		500,000	89,367,607
		Convertible Series J Preferred Stock (8,216 shares) (n)		—	—
				11,332,281	100,199,888
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK , 11/28/2021 (b, l)	6,559,976	6,559,976	6,559,976
		Common Stock (5,610 shares) (d)		250,000	623,231
		Warrants (d)	5,303	—	376,769
				6,809,976	7,559,976

Sub Total Affiliate investments				130,443,504	170,704,110

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments - (Continued)

January 31, 2017

(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value
Control investments - 21.33% (c, f, g)
Equus Total Return, Inc.	Registered Investment Company	Common Stock (4,444,644 shares) (d, l)		$10,030,272	$9,333,752
MVC Automotive Group GmbH	Automotive Dealerships	Common Equity Interest (a, d, e)		50,057,288	12,014,000
		Bridge Loan 6.0000% Cash, 12/31/2017 (a, e, l)	$3,797,093	3,797,093	3,797,093
				53,854,381	15,811,093
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (a, d, j, l)		11,452,452	16,563,755
		General Partnership Interest (a, d, j, l)		292,154	416,546
				11,744,606	16,980,301
RuMe Inc.	Consumer Products	Common Stock (5,297,548 shares) (a, d)		924,475	498,448
		Series C Preferred Stock (23,896,634 shares) (a, d)		3,410,694	5,649,927
		Series B-1 Preferred Stock (4,999,076 shares) (a, d)		999,815	2,007,875
		Subordinated Debt 10.0000% PIK, 10/07/2017 (a, b, l)	921,205	882,497	882,497
		Warrants (a, d)	1	336,393	988,111
				6,553,874	10,026,858
SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (a, d, e)		2,300,000	—
		Bridge Loan 6.0000% Cash, 06/27/2017 (a, e, h, l)	27,785	27,785	—
				2,327,785	—
Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 7.0000% Cash, 4.0000% PIK, 11/01/2018 (a, b, l)	3,895,262	3,895,262	3,762,249
		Limited Liability Company Interest (a, d)		3,535,694	3,991,794
		Warrants (a, d)	150	—	—
				7,430,956	7,754,043

Sub Total Control investments				91,941,874	59,906,047

TOTAL PORTFOLIO INVESTMENTS - 126.53% (f)				$373,504,204	$355,421,155

U.S. Treasury Obligations - 8.91% (f, g)
U.S. Treasury Bill	U.S. Government Securities	1.8750% Cash, 01/31/2022 (m)	25,070,000	$24,995,613	$25,029,838

Sub Total Short-Term Investments				$24,995,613	$25,029,838

Cash equivalents and restricted cash equivalents - 0.48% (f, g)
Fidelity Institutional Government Money Market Fund	Money Market Fund	Beneficial Shares (1,349,391 shares)		1,349,391	1,349,391

Total Cash equivalents and restricted cash equivalents				1,349,391	1,349,391
TOTAL INVESTMENT ASSETS - 135.92%				$399,849,208	$381,800,384

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

(c) All of the Company’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except MVC Automotive Group GmbH, Security Holdings B.V.,

SGDA Europe B.V., SIA Tekers Invest, JSC Tekers Holdings, Centile Holdings B.V., Equus Total Return Inc., MVC Private Equity Fund L.P. and Advantage Insurance LTD.

The Company makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d) Non-income producing assets.

(e) The principal operations of these portfolio companies are located in Europe and the Cayman Islands which represents approximately 17% of the total assets.  The remaining portfolio companies are located in North America which represents approximately 67% of the total assets.

(f) Percentages are based on net assets of $280,890,084 as of January 31, 2017.

(g) See Note 3 for further information regarding “Investment Classification.”

(h) All or a portion of the accrued interest on these securities have been reserved for.

(i) Legacy Investments.

(j) MVC Private Equity Fund, LP is a private equity fund focused on control equity investments in the lower middle market.  The fund currently holds four investments, three located in the United States and one in Gibraltar, the investments are in the energy, services, contract manufacturing, and industrial sectors.  The Company’s proportional share of Plymouth Rock Energy membership interest and loan, the Gibdock Limited equity interest and Focus Pointe preferred stock is $7,319,123, $4,119,043, $2,812,552, respectively.

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

-Denotes zero cost or fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

October 31, 2016

Company	Industry	Investment	Principal/Shares	Cost	Fair Value/Market Value

Non-control/Non-affiliated investments- 44.06% (a, c, f, g)
Actelis Networks, Inc.	Technology Investment	Preferred Stock (150,602 shares) (d, i)		$5,000,003	—
Biogenic Reagents	Renewable Energy	Senior Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b, h, l)	$5,574,648	5,574,648	$5,191,932
		Senior Convertible Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b, h, l)	5,017,183	5,017,183	4,672,737
		Senior Note 12.0000% Cash, 4.0000% PIK, 06/30/2016 (b, h, l)	4,250,291	4,250,291	4,250,291
		Senior Subordinated Debt 12.0000% Cash, 4.0000% PIK, 06/30/2016 (b, h, l)	1,030,188	1,030,188	1,030,188
		Warrants (d)	2	620,077	—
				16,492,387	15,145,148
Biovation Acquisition Co.	Manufacturer of Laminate Material and Composites	Common Stock (90 shares) (d)		784,622	55,351
		Senior Lien Loan 5.0000% PIK, 05/05/2021 (b, l)	30,000	30,000	30,000
				814,622	85,351
Custom Alloy Corporation	Manufacturer of Pipe Fittings and Forgings	Second Lien Loan 4.5000% Cash, 5.5000% PIK, 04/30/2020 (b, h, l)	24,425,293	24,425,293	18,615,650
		Unsecured Subordinated Loan 12.0000% Cash, 03/31/2018 (l)	3,000,000	3,000,000	2,135,760
				27,425,293	20,751,410
Dukane IAS,LLC	Welding Equipment Manufacturer	Second Lien Note 10.5000% Cash, 2.5000% PIK, 11/17/2020 (b, l)	7,074,711	6,955,462	7,074,711
FDS, Inc.	Software	Senior Subordinated Debt 12.0000% Cash, 4.0000% PIK, 11/30/2016 (b, l)	2,300,000	2,300,000	2,300,000
FOLIOfn, Inc.	Technology Investment - Financial Services	Preferred Stock (5,802,259 shares) (d, i)		15,000,000	5,940,000
HTI Technologies and Industries, Inc.	Electronic Component Manufacturing	Second Lien Note 12.0000% Cash, 2.0000% PIK, 06/21/2018 (b, l)	9,680,251	9,604,132	9,680,251
Initials, Inc.	Consumer Products	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK, 06/23/2020 (b, l)	4,818,874	4,818,874	4,754,355
Legal Solutions Holdings, Inc.	Business Services	Senior Subordinated Debt 12.0000% Cash, 4.0000% PIK, 09/12/2018 (b, l)	11,028,610	11,036,929	10,898,792
MainStream Data, Inc.	Technology Investment	Common Stock (5,786 shares) (d, i)		3,750,000	—
Morey’s Seafood International, LLC	Food Services	Second Lien Loan 10.0000% Cash, 4.0000% PIK, 08/12/2018 (b, h, l)	17,167,669	17,167,669	15,169,547
Pride Engineering, LLC	Manufacturer of Equipment Components	Second Lien Note 12.0000% Cash, 06/18/2021 (l)	5,135,000	5,048,563	5,135,000
Quantum Plastics, LLC	Manufacturer of Plastic Parts	Senior Subordinated Debt 12.0000% Cash, 03/10/2021 (l)	10,000,000	9,570,176	9,657,398
		Warrants (d)	1	392,792	392,792
				9,962,968	10,050,190
Thunderdome Restaurants, LLC	Restaurants	Second Lien Loan, 12.0000% Cash, 06/10/2020 (l)	3,000,000	2,984,061	3,030,000
U.S. Spray Drying Holding Company	Specialty Chemicals	Class B Common Stock (784 shares) (d)		5,488,000	6,625,000
		Secured Loan 12.0000% Cash, 04/30/2019 (l)	1,500,000	1,500,000	1,500,000
				6,988,000	8,125,000
United States Technologies, Inc.	Electronics Manufacturing and Repair	Senior Lien Loan 10.5000% Cash, 07/17/2020 (l)	5,000,000	5,000,000	5,050,000
Sub Total Non-control/Non-affiliated investments				150,348,963	123,189,755

Affiliate investments - 60.61% (a, c, f, g)
Advantage Insurance Holdings LTD	Insurance	Preferred Stock (750,000 shares) (d, e)		7,500,000	8,304,412
Centile Holdings B.V.	Software	Common Equity Interest (d, e)		3,524,376	5,379,000
JSC Tekers Holdings	Real Estate Management	Common Stock (3,201 shares) (d, e)		4,500	—
		Preferred Stock (9,159,085 shares) (d, e)		11,810,188	3,730,000
				11,814,688	3,730,000
MVC Environmental, Inc.	Environmental Services	Senior Secured Loan 9.0000% PIK, 12/22/2020 (b, l)	6,426,943	6,426,943	6,426,943
		Common Stock (950 shares) (d)		3,081,000	1,626,910
				9,507,943	8,053,853
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d, e)		51,534,073	34,854,000
SGDA Europe B.V.	Environmental Services	Common Equity Interest (d, e)		28,544,800	1,257,000
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan, 13.0000% Cash, 07/01/2019 (l)	7,500,000	7,500,000	7,500,000
		Unsecured Loan 10.0000% Cash, 4.0000% PIK , 07/01/2018 (b, l)	3,298,448	3,298,448	3,298,448
		Convertible Series I Preferred Stock (32,200 shares) (k, n)		500,000	89,367,607
		Convertible Series J Preferred Stock (8,216 shares) (n)		—	—
				11,298,448	100,166,055
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK , 11/28/2021 (b, l)	6,510,065	6,510,065	6,566,924
		Common Stock (5,610 shares) (d)		250,000	677,222
		Warrants (d)	5,303	—	438,304
				6,760,065	7,682,450

Sub Total Affiliate investments				130,484,393	169,426,770

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments - (Continued)

October 31, 2016

Company	Industry	Investment	Principal/Shares	Cost	Fair Value/Market Value
Control investments - 24.15% (c, f, g)
Equus Total Return, Inc.	Registered Investment Company	Common Stock (4,444,644 shares) (d, l)		$10,030,272	$8,311,484
MVC Automotive Group GmbH	Automotive Dealerships	Common Equity Interest (a, d, e)		50,057,288	12,321,000
		Bridge Loan 6.0000% Cash, 06/30/2017 (a, e, l)	$3,322,500	3,322,500	3,322,500
				53,379,788	15,643,500
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (a, d, j, l)		13,838,539	25,166,780
		General Partnership Interest (a, d, j, l)		353,024	631,262
				14,191,563	25,798,042
RuMe Inc.	Consumer Products	Common Stock (5,297,548 shares) (a, d)		924,475	540,000
		Series C Preferred Stock (23,896,634 shares) (a, d)		3,410,694	5,836,000
		Series B-1 Preferred Stock (4,999,076 shares) (a, d)		999,815	2,017,000
		Subordinated Debt 10.0000% PIK, 10/07/2017 (a, b, l)	900,000	846,777	846,777
		Guarantee (a, d)	1	—	(277,535)
		Warrants (a, d)	1	336,393	1,054,485
				6,518,154	10,016,727
SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (a, d, e)		2,300,000	—
		Bridge Loan 6.0000% Cash, 06/27/2017 (a, e, h, l)	27,785	27,785	—
				2,327,785	—
Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 7.0000% Cash, 4.0000% PIK, 11/01/2018 (a, b, l)	3,895,262	3,895,262	3,754,677
		Limited Liability Company Interest (a, d)		3,535,694	3,991,794
		Guarantee (a, d)	1	—	(12,995)
		Warrants (a, d)	150	—	—
				7,430,956	7,733,476

Sub Total Control investments				93,878,518	67,503,229

TOTAL PORTFOLIO INVESTMENTS - 128.82% (f)				$374,711,874	$360,119,754

U.S. Treasury Obligations - 12.52% (f, g)
U.S. Treasury Bill	U.S. Government Securities	1.2500% Cash, 10/31/2021 (m)	35,100,000	$34,998,593	$34,991,681

Sub Total Short-Term Investments				$34,998,593	$34,991,681

Cash equivalents and restricted cash equivalents - 0.14% (f, g)
Fidelity Institutional Government Money Market Fund	Money Market Fund	Beneficial Shares (299,569 shares)		299,569	299,569
Morgan Stanley Institutional Liquidity Government Portfolio	Money Market Fund	Beneficial Shares (95,043 shares)		95,043	95,043
Total Cash equivalents and restricted cash equivalents				394,612	394,612

TOTAL INVESTMENTS - 141.48%				$410,105,079	$395,506,047

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

MVC Capital, Inc. (the “Company”)

Notes to Consolidated Financial Statements

January 31, 2017

(Unaudited)

1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements.  Certain amounts, when applicable, have been reclassified to adjust to current period presentations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included as required by Regulation S-X, Rule 10-01. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2016, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 17, 2017.  As the Company is an investment company, (as defined by the Investment Company Act of 1940 (the “1940 Act”)), management follows investment company accounting and reporting guidance of Financial Accounting Standards Board (“FASB”) 946-Investment Companies, which is accounting principles generally accepted in the United States of America (“GAAP”).

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

On October 14, 2011, the Company formed a wholly-owned subsidiary, MVC Cayman, an exempted company incorporated in the Cayman Islands, to hold certain of its investments and to make certain future investments.  The results of MVCFS and MVC Cayman are consolidated into the Company’s financial statements and all inter-company accounts have been eliminated in consolidation.  Of the $16.1 million in cash on the Company’s Consolidated Balance Sheets as of January 31, 2017, approximately $1.1 million was held by MVC Cayman.

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

MVC GP II, LLC (“MVC GP II”), an indirect wholly-owned subsidiary of the Company, serves as the general partner of the PE Fund.  MVC GP II is wholly-owned by MVCFS, a subsidiary of the Company.  The results of MVC GP II are consolidated into MVCFS and ultimately the Company. All inter-company accounts have been eliminated in consolidation.

During fiscal year ended October 31, 2014, MVC Turf, LLC (“MVC Turf”) was consolidated with the Company as MVC Turf is an MVC wholly-owned holding company. The consolidation of MVC Turf did not have any material effect on the financial position or net results of operations of the Company.  Of the $31.6 million in cash on the Company’s Consolidated Balance Sheets as of January 31, 2017, approximately $323,000 was held by MVC Turf, an MVC wholly-owned holding company.

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

4. Cash and Cash Equivalents

For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all money market and all highly liquid temporary cash investments purchased with an original maturity of less than three months to be cash equivalents. The Company places its cash and cash equivalents with financial institutions and cash held in bank accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit.  As of January 31, 2017, the Company had approximately $1.3 million in cash equivalents and approximately $31.6 million in cash totaling approximately $33.0 million.  Of the $31.6 million in cash, approximately $323,000 was held by MVC Turf and approximately $1.1 million was held by MVC Cayman.

Restricted Cash and Cash Equivalents

Cash and cash equivalent accounts that are not available to the Company for day—to-day use and are legally restricted are classified as restricted cash. Restricted cash and cash equivalents are carried at cost, which approximates fair value.  During the fiscal year ended October 31, 2016, the Company agreed to cash collateralize a $500,000 working capital line of credit for an entity partially owned by MVC Environmental and a $300,000 letter of credit for RuMe, which were classified as restricted cash on the Company’s Consolidated Balance Sheets as of January 31, 2017.

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

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The standard requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter, and early adoption is permitted. This update has had no impact on the Company’s financial condition or results of operations.

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

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). The new guidance removes the requirement that investments for which NAV is determined based on practical expedient reliance be reported utilizing the fair value hierarchy. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015.  This update has had no material impact on the Company’s financial condition or results of operations.

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

6. Investment Valuation Policy

Our investments are carried at fair value in accordance with the Accounting Standards Codification, Fair Value Measurement (“ASC 820”). In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of our Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction.  At January 31, 2017, we did not own restricted or unrestricted securities of any publicly traded company in which we have a majority-owned interest but did own one security in which we have a minority-owned interest.

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

Valuation Methodology

Pursuant to the requirements of the 1940 Act and in accordance with ASC 820, we value our portfolio securities at their current market values or, if market quotations are not readily available, at their estimates of fair values. Because our portfolio investments generally do not have readily ascertainable market values, we record these investments at fair value in accordance with our Valuation Procedures adopted by the Board of Directors, which are consistent with ASC 820.  As permitted by the SEC, the Board of Directors has delegated the responsibility of making fair value determinations to the Valuation Committee, subject to the Board of Directors’ supervision and pursuant to our Valuation Procedures.  Our Board of Directors may also hire independent consultants to review our Valuation Procedures or to conduct an independent valuation of one or more of our portfolio investments.

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

At January 31, 2017 and October 31, 2016, approximately 81.74% and 81.37%, respectively, of total assets represented investments in portfolio companies recorded at fair value (“Fair Value Investments”).

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

7. Concentration of Market Risk

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments and escrow receivables (other than cash equivalents), which collectively represented approximately 85.13% and 85.41% of the Company’s total assets at January 31, 2017 and October 31, 2016, respectively. As discussed in Note 8, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the Company’s portfolio investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include foreign investments (which subject the Company to additional risks such as currency, geographic, demographic and operational risks), entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.  Additionally, we are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate.  As of January 31, 2017, the fair value of our largest investment, U.S. Gas & Electric, Inc. (“U.S. Gas”), comprised 23.7% of our total assets and 35.7% of our net assets.  The Company’s investments in short-term securities are generally in U.S. government securities, with a maturity of greater than three months but generally less than one year or other high quality and highly liquid investments.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents.

The following table shows the portfolio composition by industry grouping at fair value as a percentage of net assets as of January 31, 2017 and October 31, 2016.

	January 31, 2017	October 31, 2016
Energy Services	35.67%	35.83%
Electrical Engineering	12.94%	12.47%
Manufacturer of Pipe Fittings	7.31%	7.42%
Private Equity	6.05%	9.23%
Automotive Dealerships	5.63%	5.60%
Food Services	5.56%	5.43%
Renewable Energy	5.39%	5.42%
Consumer Products	5.23%	5.28%
Manufacturer of Plastics Parts	4.06%	3.60%
Business Services	3.96%	3.90%
Electronics Component Manufacturing	3.46%	3.46%
Regulated Investment Company	3.32%	2.97%
Environmental Services	3.11%	3.33%
Insurance	3.00%	2.97%
Software	2.87%	2.75%
Distributor - Landscaping and Irrigation Equipment	2.76%	2.77%
Specialty Chemicals	2.69%	2.91%
Iron Foundries	2.69%	2.75%
Welding Equipment Manufacturer	2.56%	2.53%
Technology Investment - Financial Services	2.02%	2.12%
Electronics Manufacturing and Repair	1.98%	1.81%
Manufacturer of Equipment Components	1.86%	1.83%
Real Estate Management	1.32%	1.33%
Restaurants	1.09%	1.08%
Manufacturer of Laminate Material and Composites	0.00%	0.03%
Port Facilities	0.00%	0.00%
	126.53%	128.82%

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•

Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date. We valued one of our investments using Level 1 inputs as of January 31, 2017.

•

Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly or other inputs that are observable or can be corroborated by observable market data. Additionally, the Company’s interests in Investment Vehicles that can be withdrawn by the Company at the net asset value reported by such Investment Vehicle as of the measurement date or within six months of the measurement date are generally categorized as Level 2 investments. We did not value any of our investments using Level 2 inputs as of January 31, 2017.

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

The following fair value hierarchy tables set forth our assets and liabilities by level as of January 31, 2017 and October 31, 2016 (in thousands):

	January 31, 2017
	Level 1	Level 2	Level 3	Investment measured at NAV	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$144,059	$—	$144,059
Common Stock	9,334	—	8,356	—	17,690
Preferred Stock	—	—	114,829	—	114,829
Warrants	—	—	2,783	—	2,783
Common Equity Interest	—	—	55,088	—	55,088
LP Interest of the PE Fund	—	—	—	16,564	16,564
GP Interest of the PE Fund	—	—	—	416	416
LLC Interest	—	—	3,992	—	3,992
Escrow Receivable	—	—	5,005	—	5,005
Short-term investments	—	25,030	—	—	25,030
Total Investments, net	$9,334	$25,030	$334,112	$16,980	$385,456

	October 31, 2016
	Level 1	Level 2	Level 3	Investment measured at NAV	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$141,893	$—	$141,893
Common Stock	8,311	—	9,524	—	17,835
Preferred Stock	—	—	115,195	—	115,195
Warrants	—	—	1,886	—	1,886
Common Equity Interest	—	—	53,811	—	53,811
LP Interest of the PE Fund	—	—	—	25,167	25,167
GP Interest of the PE Fund	—	—	—	631	631
LLC Interest	—	—	3,992	—	3,992
Guarantee	—	—	(291)	—	(291)
Escrow Receivable	—	—	9,152	—	9,152
Short-term investments	—	34,992	—	—	34,992
Total Investments, net	$8,311	$34,992	$335,162	$25,798	$404,263

A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.  Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur.  During the quarter ended January 31, 2017 and the year ended October 31, 2016, there were no transfers in and out of Level 1 or 2.

The following tables set forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the quarter ended January 31, 2017, and January 31, 2016 (in thousands):

	Balances, November 1, 2016	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, January 31, 2017	Total Loss for the Year Included in Earnings Attibutable to the Change in Unrealized Appreciation (Depreciation) on Investments held as of January 31, 2017
Senior/Subordinated Loans and credit facilities	$141,893	$—	$—	$676	$1,520	$(30)	$—	$144,059	$(8,592)
Common Stock	9,524	—	—	(1,227)	59	—	—	8,356	(8,286)
Preferred Stock	115,195	—	—	(366)	—	—	—	114,829	70,608
Warrants	1,886	—	—	897	—	—	—	2,783	1,434
Common Equity Interest	53,811	—	—	1,607	—	(330)	—	55,088	(78,242)
LLC Interest	3,992	—	—	—	—	—	—	3,992	456
Escrow Receivable	9,152	801	—	—	—	(4,948)	—	5,005	—
Total	$335,453	$801	$—	$1,587	$1,579	$(5,308)	$—	$334,112	$(22,622)

	Balances, November 1, 2015	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, January 31, 2016	Total Loss for the Year Included in Earnings Attibutable to the Change in Unrealized Appreciation (Depreciation) on Investments held as of January 31, 2016
Senior/Subordinated Loans and credit facilities	$138,471	$(6,526)	$7,593	$(3,368)	$17,618	$(18,118)	$—	$135,670	$(10,817)
Common Stock	7,953	(15,764)	15,764	673	3,081	—	—	11,707	(6,107)
Preferred Stock	149,026	(14,711)	14,088	88	—	(37,907)	—	110,584	66,364
Warrants	1,661	(1,111)	1,111	(29)	—	—	—	1,632	1,012
Common Equity Interest	69,677	—	—	(7,345)	1,599	—	—	63,931	(71,042)
LLC Interest	3,992	—	—	—	—	—	—	3,992	456
Guarantees	(41)	—	—	6	—	—	—	(35)	(35)
Escrow Receivable	293	(1,285)	—	—	11,014	—	—	10,022	—
Total	$371,032	$(39,397)	$38,556	$(9,975)	$33,312	$(56,025)	$—	$337,503	$(20,168)

(1)       Included in net realized gain (loss) on investments in the Consolidated Statements of Operations.

(2)       Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities disposed of during the quarter ended January 31, 2017 and January 31, 2016, respectively.

(3)       Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities held at January 31, 2017 and January 31, 2016, respectively.

(4)       Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for new securities.  For the quarter ended January 31, 2017 and January 31, 2016, a total of approximately $512,000 and $3.3 million, respectively, of PIK interest and dividends and amortization of discounts and fees are included.

(5)       Includes decreases in the cost basis of investments resulting from principal repayments or sales.

In accordance with ASU 2011-04, the following tables summarize information about the Company’s Level 3 fair value measurements as of January 31, 2017 and October 31, 2016 (in thousands):

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range		Weighted
	1/31/2017	Valuation technique	Unobservable input	Low	High	average (a)

Common Stock (c) (d)	$8,356	Adjusted Net Asset Approach	Real Estate Appraisals	N/A	N/A	N/A

		Income Approach	Discount Rate	17.1%	17.1%	17.1%

		Market Approach	Revenue Multiple	1.3x	1.3x	1.3x
			EBITDA Multiple	5.5x	5.5x	5.5x
			Forward EBITDA Multiple	6.0x	7.0x	6.8x
			Minority Discount	10.0%	10.0%	10.0%
			Illiquidity Discount	15.0%	15.0%	15.0%

Senior/Subordinated loans and credit facilities (b) (d)	$144,059	Market Approach	EBITDA Multiple	4.0x	8.8x	6.7x
			Forward EBITDA Multiple	6.0x	7.0x	6.2x
			Revenue Multiple	1.3x	1.3x	1.3x
			Discount to Letter of Intent	0.0%	5.0%	2.4%
			Illiquidity Discount	15.0%	15.0%	15.0%

		Income Approach	Required Rate of Return	10.1%	22.0%	16.1%
			Discount Rate	17.1%	17.1%	17.1%

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A	N/A	N/A
			Discount to Net Asset Value	0.0%	27.2%	21.7%

LLC Interest	$3,992	Market Approach	EBITDA Multiple	6.0x	6.0x	6.0x

Common Equity Interest	$55,088	Market Approach	Revenue Multiple	2.0x	2.0x	2.0x
			EBITDA Multiple	4.0x	4.0x	4.0x
			Forward EBITDA Multiple	7.0x	7.0x	7.0x

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A	N/A	N/A
			Discount to Net Asset Value	0.0%	0.0%	0.0%

		Income Approach	Discount Rate	15.5%	17.5%	15.8%
			Perpetual Growth Rate of Free Cash Flow	3.0%	3.0%	3.0%

Preferred Stock (c)	$114,829	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%
			Real Estate Appraisals	N/A	N/A	N/A

		Market Approach	Revenue Multiple	1.3x	1.3x	1.3x
			EBITDA Multiple	5.0x	5.0x	5.0x
			% of AUM	0.71%	0.71%	0.71%
			Illiquidity Discount	30.0%	30.0%	30.0%
			Multiple of Book Value	1.0x	1.0x	1.0x
			EBT Multiple	14.5x	14.5x	14.5x
			Discount to Letter of Intent	0.0%	0.0%	0.0%

		Income Approach	Discount Rate	15.5%	15.5%	15.5%
			Perpetual Growth Rate of Free Cash Flow	2.5%	2.5%	2.5%

Warrants	$2,783	Market Approach	Minority Discount	10.0%	10.0%	10.0%
			EBITDA Multiple	5.5x	5.5x	5.5x
			Revenue Multiple	1.3x	1.3x	1.3x
			Discount to Letter of Intent	5.0%	5.0%	5.0%

		Adjusted Net Asset Approach	Discount to Net Asset Value	27.2%	27.2%	27.2%

Escrows	$5,005	Income Approach	Discount Rate	20.0%	20.0%	20.0%

Total	$334,112

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

(e) Practical expedient is used utilizing the net asset valuations provided by the GP.

* The above table excludes certain investments whose fair value is zero due to certain specific situations at the portfolio company level.

NM - Not Meaningful

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range		Weighted
	10/31/2016	Valuation technique	Unobservable input	Low	High	average (a)

Common Stock (c) (d)	$9,524	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%
			Real Estate Appraisals	N/A	N/A	N/A

		Income Approach	Discount Rate	13.3%	30.0%	17.0%
			Perpetual Growth Rate of Free Cash Flow	2.0%	2.0%	2.0%

		Market Approach	Revenue Multiple	1.4x	1.4x	1.4x
			EBITDA Multiple	5.5x	5.5x	5.5x
			Forward EBITDA Multiple	5.6x	7.0x	6.7x
			Minority Discount	10.0%	10.0%	10.0%
			Illiquidity Discount	15.0%	15.0%	15.0%

Senior/Subordinated loans and credit facilities (b) (d)	$141,893	Market Approach	EBITDA Multiple	3.8x	8.8x	6.7x
			Forward EBITDA Multiple	5.6x	7.0x	5.8x
			Revenue Multiple	1.4x	1.4x	1.4x
			Discount to Letter of Intent	0.0%	0.0%	0.0%
			Illiquidity Discount	15.0%	15.0%	15.0%

		Income Approach	Required Rate of Return	11.6%	39.9%	15.6%
			Discount Rate	18.1%	30.0%	18.2%

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A	N/A	N/A
			Discount to Net Asset Value	0.0%	30.0%	22.3%

LLC Interest	$3,992	Market Approach	EBITDA Multiple	6.0x	6.0x	6.0x

Common Equity Interest	$53,811	Market Approach	Revenue Multiple	2.0x	2.0x	2.0x
			EBITDA Multiple	3.8x	5.5x	3.9x
			Forward EBITDA Multiple	7.0x	7.0x	7.0x

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A	N/A	N/A
			Discount to Net Asset Value	0.0%	0.0%	0.0%

		Income Approach	Discount Rate	15.9%	18.1%	16.2%
			Perpetual Growth Rate of Free Cash Flow	3.0%	3.0%	3.0%

Preferred Stock (c)	$115,195	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%
			Real Estate Appraisals	N/A	N/A	N/A

		Market Approach	Revenue Multiple	1.4x	1.4x	1.4x
			EBITDA Multiple	5.0x	5.0x	5.0x
			% of AUM	0.77%	0.77%	0.77%
			Illiquidity Discount	30.0%	30.0%	30.0%
			Multiple of Book Value	1.0x	1.0x	1.0x
			EBT Multiple	15.0x	15.0x	15.0x
			Discount to Letter of Intent	0.0%	0.0%	0.0%

		Income Approach	Discount Rate	15.7%	15.7%	15.7%
			Perpetual Growth Rate of Free Cash Flow	2.5%	2.5%	2.5%

Warrants	$1,886	Market Approach	Minority Discount	10.0%	10.0%	10.0%
			EBITDA Multiple	5.5x	6.7x	6.1x
			Revenue Multiple	1.4x	1.4x	1.4x

		Income Approach	Discount Rate	13.3%	13.3%	13.3%
			Perpetual Growth Rate of Free Cash Flow	2.0%	2.0%	2.0%

		Adjusted Net Asset Approach	Discount to Net Asset Value	27.2%	27.2%	27.2%

Guarantees	$(291)	Income Approach	Discount Rate	7.3%	20.0%	19.4%

Escrows	$9,152	Income Approach	Discount Rate	20.0%	20.0%	20.0%

Total	$335,162

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

(e) Practical expedient is used utilizing the net asset valuations provided by the GP.

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

For the Quarter Ended January 31, 2017

During the quarter ended January 31, 2017, the Company made 3 follow-on investments in existing portfolio companies that totaled approximately $1.0 million.  On November 9, 2016, the Company invested approximately $59,000 in MVC Environmental, Inc. (“MVC Environmental”) and received an additional 30 shares of common stock.  On December 1, 2016, the Company loaned an additional $500,000 to United States Technologies, Inc. (“U.S. Tech”) increasing the total amount outstanding to $5.5 million.  On December 13, 2016, the Company loaned an additional $475,000 to MVC Automotive Group GmbH (“MVC Automotive”) increasing the amount outstanding on the bridge loan to approximately $3.8 million.  The maturity date was also extended to December 31, 2017.

On December 23, 2016, the Company received proceeds of approximately $12.2 million from the PE Fund related to the sale of AccuMed Corp., a portfolio company of the PE Fund.  The Company’s pro-rata share of the PE Fund’s investment in AccuMed Corp. totaled approximately $2.4 million, resulting in a realized gain of approximately $9.8 million.  The Company also received a carried interest payment from the PE Fund of approximately $373,000 related to the sale, which was recorded as a realized gain.

On January 4, 2017, BAC repaid their senior loan in full including all accrued interest totaling approximately $31,000.

During the quarter ended January 31, 2017, the Company recorded a distribution of approximately $330,000 from Security Holdings B.V. (“Security Holdings”), which was recorded as a return of capital.

During the quarter ended January 31, 2017, the Valuation Committee increased the fair value of the Company’s investments in: Advantage Insurance Holdings LTD (“Advantage”) preferred stock by approximately $136,000, Centile Holdings B.V. (“Centile”) equity interest by $340,000, Dukane IAS, LLC (“Dukane”) loan by approximately $71,000, Legal Solutions Holdings, Inc. (“Legal Solutions”) loan by approximately $112,000, Morey’s Seafood International, LLC (“Morey’s”) loan by approximately $462,000, Pride Engineering, LLC (“Pride”) loan by approximately $51,000, Quantum Plastics, LLC (“Quantum”) loan by approximately $323,000 and warrant by approximately $1.0 million, Security Holdings equity interest by approximately $1.5 million, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $99,000,

Turf Products, LLC (“Turf”) loan by approximately $7,000 and guarantee by approximately $3,000, RuMe Inc. (“RuMe”) guarantee by approximately $50,000 and the U.S. Tech loan by $5,000.  The Valuation Committee also increased the Ohio Medical Corporation (“Ohio Medical”) escrow by approximately $73,000 that was recorded as a realized gain.  In addition, increases in the cost basis and fair value of the loans to Vestal Manufacturing Enterprises, Inc. (“Vestal”), HTI Technologies and Industries, Inc. (“HTI”), Legal Solutions, MVC Environmental, FDS, Inc. (“FDS”), RuMe, Dukane and U.S. Gas were due to the capitalization of PIK interest totaling $511,649.  The Valuation Committee also decreased the fair value of the Company’s investments in: Biovation Acquisition Company (“BAC”) common stock by approximately $55,000, Custom Alloy Corporation (“Custom Alloy”) second lien and unsecured loans by a total of approximately $205,000, Foliofn, Inc. (“Foliofn”) preferred stock by $264,000, Initials, Inc. (“Initials”) loan by approximately $95,000, JSC Tekers Holdings (“JSC Tekers”) preferred stock by approximately $43,000, MVC Automotive equity interest by $307,000, MVC Environmental common stock by approximately $517,000, RuMe series C preferred stock by approximately $186,000, series B-1 preferred stock by approximately $9,000, common stock by approximately $42,000 and warrant by approximately $66,000, U.S. Spray Drying Holding Company (“SCSD”) common stock by $560,000, SGDA Europe B.V. (“SGDA Europe”) common equity interest by approximately $252,000 and Vestal Manufacturing Enterprises, Inc. (“Vestal”) loan by approximately $57,000, common stock by approximately $54,000 and warrant by approximately $62,000.

At January 31, 2017, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $355.4 million with a cost basis of $373.5 million.  At January 31, 2017, the fair value and cost basis of investments made by the Company’s former management team pursuant to the prior investment objective (“Legacy Investments”) was $5.7 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $349.7 million and $349.7 million, respectively.  At October 31, 2016, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $360.1 million with a cost basis of $374.7 million.  At October 31, 2016, the fair value and cost basis of Legacy Investments was $5.9 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $354.2 million and $350.9 million, respectively.

For the Fiscal Year Ended October 31, 2016

During the fiscal year ended October 31, 2016, the Company made six new investments, committing capital that totaled approximately $35.7 million.  The investments were made in Somotra NV (“Somotra”) ($1.7 million), Pride ($5.1 million), Dukane ($7.0 million), Quantum ($10.0 million), FDS Inc. (“FDS”) ($2.3 million) and HTI ($9.6 million).

During the fiscal year ended October 31, 2016, the Company made 9 follow-on investments in six existing portfolio companies that totaled approximately $8.5 million.  On November 20, 2015 and December 3, 2015, the Company invested an additional $538,000 and $1.1 million, respectively, in MVC Automotive common equity.  On January 4, 2016, the Company loaned an additional $1.5 million to Legal Solutions, which increased the senior subordinated loan to approximately $10.2 million. On February 1, 2016, the Company loaned an additional $1.1 million to Thunderdome Restaurants, LLC (“Thunderdome”), which increased the second lien loan to approximately $3.0 million.  On May 5, 2016, the Company loaned $30,000 to BAC in the form of a senior loan with an interest rate of 5% and a maturity date of May 5, 2021.  On June 28, 2016, the Company loaned approximately $1.7 million to MVC Automotive in the form of a bridge loan with an interest rate of 6% and a maturity date of December 31, 2016.  On June 28, 2016, the Company loaned approximately $28,000 to SIA Tekers Invest (“Tekers”) in the form of a bridge loan with an interest rate of 6% and a maturity date of June 27, 2017.  On October 7, 2016, the Company loaned RuMe $900,000 in the form of a subordinated note with an interest rate of 10% and a maturity date of October 7, 2017 and received a warrant at no cost and allocated a portion of the cost basis of the loan to the warrant at the time the investment was made.  The Company also guaranteed $1.0 million of a third party’s working capital line of credit.  On October 12, 2016, the

Company loaned an additional $1.6 million to MVC Automotive in the form of a bridge loan and extended the maturity date to June 30, 2017.  The loan had an outstanding balance at October 31, 2016 of approximately $3.3 million.

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

On December 31, 2015, the Company completed the sale of Ohio Medical through an asset sale.  The Company expects gross proceeds of approximately $40.0 million, including fees, which results in a realized loss of approximately $30.5 million. At the time of closing, the Company received cash proceeds of approximately $29.0 million, which included $2.3 million in monitoring and closing fees, and anticipates receiving an additional $11.0 million, assuming the full receipt of all escrow proceeds scheduled for various periods, with the final release of payment scheduled for 18 months from the closing.  The Company has received approximately $1.3 million in escrow proceeds as of October 31, 2016.  The fair value of the escrow as of October 31, 2016 was approximately $9.1 million.

On March 7, 2016 and July 28, 2016, the Company received dividends of $10.0 million and $2.5 million, respectively, from U.S. Gas.

On April 18, 2016, Somotra repaid its loan in full totaling approximately $1.7 million, including all accrued interest.

On May 6, 2016, RX Innovations, Inc. (“RX”) repaid $8.0 million on its loan.  In addition, RX repaid all outstanding accrued and deferred interest for a total payment of approximately $9.9 million.  As part of the transaction, which led to the repayment, RX was reorganized into FDS, Inc., a data service provider.  The Company’s outstanding $2.3 million of principal was changed to a senior subordinated loan with an interest rate of 16% and a maturity date of November 30, 2016.

On May 31, 2016, the Company realized a loss of approximately $1.2 million from the dissolution of NPWT Corporation (“NPWT”).

On September 19, 2016, Agri-Carriers Group, Inc. (“Agri-Carriers”) repaid $11.8 million of principal on its loan.  In addition, Agri-Carriers repaid all outstanding accrued and deferred interest for a total payment of approximately $13.7 million.

On October 31, 2016, the Company realized a loss of approximately $5.6 million on its investment in G3K Displays, Inc. (“G3K”).

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

During the quarter ended January 31, 2016, the Valuation Committee increased the fair value of the Company’s investments in: Foliofn preferred stock by $34,000, Turf loan by approximately $19,000 and guarantee by approximately $6,000, RuMe series C preferred stock by $630,000 and series B-1 preferred stock by $160,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $947,000, NPWT preferred stock by $4,000, Centile equity interest by $260,000, Argi-Carriers loan by approximately $108,000, RX loan by approximately $409,000 and SCSD common stock by $750,000.  In addition, increases in the cost basis and fair value of the loans to Biogenic Reagents (“Biogenic”), Custom Alloy, Morey’s, Vestal, Agri-Carriers, RX, Legal Solutions, MVC Environmental and U.S. Gas were due to the capitalization of PIK interest totaling $3,337,651.  The Valuation Committee also decreased the fair value of the Company’s investments in: Custom Alloy second lien and unsecured loans by a total of approximately $2.4 million, MVC Automotive equity interest by approximately $27,000, Security Holdings equity interest by approximately $4.6 million, SGDA Europe equity interest by approximately $2.9 million, Tekers common stock by $35,000, JSC Tekers preferred stock by approximately $740,000 and common stock by $4,000, BAC common stock by approximately $38,000, Biogenic warrant and loan by a total of approximately $35,000, Morey’s second lien loan by approximately $1.1 million, Legal Solutions loan by approximately $310,000 and the Ohio Medical escrow by approximately $1.3 million that was recorded as a realized loss.

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

9. Commitments and Contingencies

Commitments to Portfolio Companies:

At January 31, 2017 and October 31, 2016, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at January 31, 2017
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Portfolio Company	Amount Committed	Amount Funded at October 31, 2016
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Guarantees:

At January 31, 2017 and October 31, 2016, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at January 31, 2017
MVC Automotive	$4.1 million	—
RuMe	$1.0 million	—
Turf	$1.0 million	—
Total	$6.1 million	—

Guarantee	Amount Committed	Amount Funded at October 31, 2016
MVC Automotive	$6.3 million	—
RuMe	$1.0 million	—
Turf	$1.0 million	—
Total	$8.3 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At January 31, 2017, the Valuation Committee estimated the combined fair values of the guarantee obligations noted above to be approximately -$237,000 or a liability of $237,000.

These guarantees are further described below, together with the Company’s other commitments.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  Over time, Erste Bank, the bank extending the mortgage to MVC Automotive, increased the amount of the mortgage. The balance of the guarantee as of January 31, 2017 is approximately 3.8 million Euro (equivalent to approximately $4.1 million).

The Company guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank, which had a fair value of -$10,000 or a liability of $10,000 as of January 31, 2017.

The Company guaranteed $1.0 million of RuMe’s indebtedness to Colorado Business Bank, which had a fair value of approximately -$227,000 or a liability of $227,000 as of January 31, 2017.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  The investment period related to the PE Fund has ended.  Additional capital may be called for follow-on investments in existing portfolio companies of the PE Fund or to pay operating expenses of the PE Fund until the partnership is no longer extended.  On December 23, 2016, the Company received proceeds of approximately $12.2 million from the PE Fund related to the sale of AccuMed Corp., a portfolio company of the PE Fund.  The Company’s pro-rata share of the PE Fund’s investment in AccuMed Corp. totaled approximately $2.4 million, resulting in a realized gain of approximately $9.8 million.  As of January 31, 2017, $14.6 million of the Company’s commitment has been contributed.

During the fiscal year ended October 31, 2016, the Company agreed to cash collateralize a $500,000 working capital line of credit for an entity partially owned by MVC Environmental provided by Branch Banking and Trust Company (“BB&T”), which is still a commitment of the Company as of January 31, 2017.

During the fiscal year ended October 31, 2016, the Company agreed to cash collateralize a $300,000 third party working capital line of credit for RuMe, which is still a commitment of the Company as of January 31, 2017.

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

On May 3, 2013, the Company sold approximately $33.9 million of additional Senior Notes in a direct offering.  The additional Senior Notes will also mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Notes bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  As of January 31, 2017, the Senior Notes had a total outstanding amount of approximately $114.4 million; net of deferred financing fees the balance was approximately $112.4 million, with a market value of approximately $116.0 million. The market value of the Senior Notes is based on the closing price of the security as of January 31, 2017 on the New York Stock Exchange (NYSE:MVCB).

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with BB&T. On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  On December 1, 2015, Credit Facility II was renewed and expired on May 31, 2016, at which time all outstanding amounts under it were due and repaid.  On June 30, 2016, Credit Facility II was renewed and reduced to a $50 million revolving credit facility, which expired on February 28, 2017.  At October 31, 2016, the balance of Credit Facility II was $35.0 million.  During the quarter ended January 31, 2017, the Company’s net repayments on Credit Facility II were $10.0 million, resulting in an outstanding balance of $25.0 million at January 31, 2017.  See “Subsequent Events” for more information.  Credit Facility II is used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 125 basis points.  In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid closing fees, legal and other costs associated with these transactions.  These costs will be amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.

On December 9, 2015, the Company entered into a three-year, $50 million revolving borrowing base credit facility (“Credit Facility III”) with Santander Bank N.A. as a lender and lead agent and Wintrust Bank as a lender and syndication agent.  As of October 31, 2016 and January 31, 2017, there was no outstanding balance on Credit Facility III.  Credit Facility III can, under certain conditions, be increased up to $85 million.  The new facility bears an interest rate of LIBOR plus 3.75% or the prime rate plus 1% (at the Company’s option), and includes a 1% closing fee of the commitment amount and a 0.75% unused fee.  The compensating balance for the revolving credit facility is $10.0 million.

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

On various dates, TTG Advisers and the Company entered into annual agreements to extend the expense cap of 3.5% to the 2011, 2012, 2013 and 2014 fiscal years (“Expense Limitation Agreement”).  The Company and the Adviser agreed to continue the expense cap into fiscal year 2015 and fiscal year 2016, though they lowered the expense cap to 3.25% and modified the methodology so that the cap is applied to limit the Company’s ratio of expenses to total assets less cash (the “Modified Methodology”), consistent with the asset level used to calculate the base management fee. (The expenses covered by the cap remain unchanged.)  On October 28, 2016, the Board of Directors, including all of the Independent Directors, approved the renewal of the Advisory Agreement for the 2017 fiscal year. Further, the Adviser agreed to continue to waive a portion of the base management fee so that it is reduced to 1.50% for fiscal year 2017. In March 2016, the Adviser agreed to modify its prior agreement to waive, effective November 1, 2015, the first $1.0 million of capital gains incentive fee due under the Advisory Agreement, such that the $1.0 million waiver of incentive fee would be applied to any incentive fee due under the agreement, whether it is a capital gains incentive fee or net operating income incentive fee.  Furthermore, the Company and the Adviser, similar to fiscal year 2016, agreed on an expense cap for fiscal year 2017 of 3.25% under the Modified Methodology.  The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2010 through 2017, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement for its allocable portion of the compensation payable to certain officers of the Company, which may not exceed $200,000 per year in the aggregate (the “Voluntary Waiver”).  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  As of January 31, 2017, the Company did not have an investment in an exchange traded fund.

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

At October 31, 2016, the provision for estimated incentive compensation was approximately $1.9 million.  During the quarter ended January 31, 2017, this provision for incentive compensation was decreased by a net amount of approximately $336,000 to approximately $1.6 million, including both the pre-incentive fee net operating income and the capitals gains incentive fee.  The net decrease in the provision for incentive compensation during the quarter ended January 31, 2017, primarily reflects the Valuation Committee’s determination to decrease the fair values of ten of the Company’s portfolio investments (BAC, Custom Alloy, Initials, JSC Tekers, MVC Automotive, MVC Environmental, RuMe, SCSD, Vestal and SGDA Europe) by a total of approximately $2.5 million.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of eleven of the Company’s portfolio investments (Advantage, Centile, Dukane, Legal Solutions, Morey’s, Pride, Quantum, Security Holdings, Turf, U.S. Tech and Equus) by a total of approximately $5.1 million.  For the quarter ended April 30, 2016, a $2.1 million provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income exceeded the hurdle rate.  In March 2016, the Adviser agreed to modify its prior agreement to waive, effective November 1, 2015, the first $1.0 million of capital gains incentive fee due under the Advisory Agreement, such that the $1.0 million waiver of incentive fee would be applied to any incentive fee due under the agreement, whether it is a capital gains incentive fee or net operating income incentive fee.  As such, a $1.0 million incentive fee waiver was recorded during the quarter ended April 30, 2016 resulting in a net $1.1 million provision being recorded for the net operating income portion of the incentive fee.  During the quarter ended January 31, 2017, the Company paid the Adviser the previously accrued $1.1 million incentive fee payment related to the net operating income for the quarter ended April 30, 2016.  Also, for the quarter ended January 31, 2017, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income for the quarter did not exceed the hurdle rate.

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

12. Tax Matters

On October 31, 2016, the Company had a net capital loss carryforward of approximately $50.2 million. The Company had approximately $18.1 million in unrealized losses associated with Legacy Investments as of January 31, 2017.

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the quarter ended January 31, 2017, the Company did not incur any interest or penalties.  Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS.  The fiscal years 2012 through 2016 for the Company and MVCFS remain subject to examination by the IRS.

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

For the Quarter Ended January 31, 2017

On December 20, 2016, the Company’s Board of Directors declared a dividend of $0.135 per share.  The dividend was paid on January 6, 2017 to shareholders of record on December 30, 2016 and totaled approximately $3.0 million.

During the quarter ended January 31, 2017, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 7,676 shares of our common stock at an average price of $8.56, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

SHARE REPURCHASE PROGRAM

On April 3, 2013, the Company’s Board of Directors authorized an expanded share repurchase program to opportunistically buy back shares in the market in an effort to narrow the market discount of its shares.  The previously authorized $5 million limit has been eliminated.  Under the repurchase program, shares may be repurchased from time to time at prevailing market prices. The repurchase program does not obligate the Company to acquire any specific number of shares and may be discontinued at any time.  The following table represents purchases made under our stock repurchase program for the fiscal years ended October 31, 2013 through fiscal year ended October 31, 2016.  There were no repurchases made during the quarter ended January 31, 2017.

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

*Disclosure covering repurchases will be made through quarterly and annual reports filed with the SEC going forward.  MVC  Capital’s website will no longer contain the monthly repurchase information.

14. Segment Data

The Company’s reportable segments are its investing operations as a business development company, MVC Capital, which includes MVC Cayman and MVC Turf.  MVCFS, a wholly-owned subsidiary that provides advisory, administrative and other services to the Company and its portfolio companies, is also included.

The following table presents book basis segment data for the quarter ended January 31, 2017:

	MVC	MVCFS	Consolidated

Interest and dividend income	$2,770,047	$470	$2,770,517
Fee income	42,300	248,097	290,397
Fee income - asset management	—	319,086	319,086

Total operating income	2,812,347	567,653	3,380,000

Total operating expenses	5,002,256	1,822,756	6,825,012
Less: Waivers by Adviser	(195,765)	(295,214)	(490,979)
Total net operating expenses	4,806,491	1,527,542	6,334,033

Net operating loss before taxes	(1,994,144)	(959,889)	(2,954,033)

Tax expense	—	480	480
Net operating loss	(1,994,144)	(960,369)	(2,954,513)

Net realized gain on investments	10,782,250	242,506	11,024,756
Net unrealized depreciation on investments	(3,538,975)	(153,846)	(3,692,821)

Net increase (decrease) in net assets resulting from operations	$5,249,131	$(871,709)	$4,377,422

15. Significant Subsidiaries

We have determined that for the quarter ended January 31, 2017, Equus, an unconsolidated portfolio company, has met the conditions of a significant subsidiary.  The financial information presented below includes summarized balance sheets as of December 31, 2016 (the last fiscal quarter-end prior to January 31, 2017) and December 31, 2015, and income statements for the period October 1, 2016 to December 31, 2016 and October 1, 2015 to December 31, 2015.  The financial information below is based on unaudited financial statements and derived from publicly available filings which were not prepared by the Company.

Balance Sheet	As of	As of
(All numbers in thousands)	December 31, 2016	December 31, 2015

Investments in portfolio securities at fair value	$29,661	$19,389
Cash, cash equivilents, tempory cash investments and restricted cash	42,255	32,186
Other assets	1,230	955
Total assets	$73,146	$52,530

Borrowing under margin account	$29,994	$15,000
Other liabilites	412	222
Total Liabilities	30,406	15,222

Net Assets	$42,740	$37,308

	For the period	For the period
	October 1, 2016	October 1, 2015
Income Statement	to	to
(All numbers in thousands)	December 31, 2016	December 31, 2015

Investment income	$192	$222
Total expenses	888	535
Net investment loss	(696)	(313)
Net realized gain (loss)	(4)	0
Net change in unrealized appreciation (depreciation) of portfolio securities	1,799	100
Net change in unrealized depreciation of portfolio securities - related party	135	(131)
Net increase (decrease) in net assets resulting from operations	$1,234	$(344)

16. Subsequent Events

On February 21, 2017, the Company repaid Credit Facility II in full, including all accrued interest.

On February 28, 2017, Credit Facility II was renewed and increased to a $100 million revolving credit facility, which expires on August 31, 2017.  There was no change to the interest rate or unused fee on the revolving credit facility. The Company paid closing costs associated with this transaction of approximately $189,000.

On March 7, 2017, the Company exchanged its shares of MVC Turf, the holding company which owned the Company’s LLC interest in Turf Products, for approximately $3.8 million of additional subordinated debt in Turf Products.  This additional subordinated debt increases the Company’s existing subordinated debt investment to approximately $7.7 million.   The $7.7 million of subordinated debt will have an interest rate of 10% and matures on August 8, 2020.  The Company’s warrant and guarantee were also retired as a part of this recapitalization.  The Company also received a distribution from MVC Turf prior to the exchange of approximately $323,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company and its investment portfolio companies. Words such as may, will, expect, believe, anticipate, intend, could, estimate, might and continue, and the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. Forward-looking statements are included in this report pursuant to the “Safe Harbor” provision of the Private Securities Litigation Reform Act of 1995. Such statements are predictions only, and the actual events or results may differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those relating to adverse conditions in the U.S. and international economies, competition in the markets in which our portfolio companies operate, investment capital demand, pricing, market acceptance, any changes in the regulatory environments in which we operate, changes in our accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, competitive forces, adverse conditions in the credit markets impacting the cost, including interest rates and/or availability of financing, the results of financing and investing efforts, the ability to complete transactions, the inability to implement our business strategies and other risks identified below or in the Company’s filings with the SEC.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and the other financial information included elsewhere in this report and the Company’s annual report on Form 10-K for the year ended October 31, 2016.

SELECTED CONSOLIDATED FINANCIAL DATA:

Financial information for the fiscal years ended October 31, 2016 is derived from the consolidated financial statements included in the Company’s annual report on Form 10-K, which have been audited by Grant Thornton LLP, the Company’s independent registered public accounting firm. Quarterly financial information is derived from unaudited financial data, but in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments), which are necessary to present fairly the results for such interim periods.

Selected Consolidated Financial Data

	For the Quarter Ended January 31, 2017	For the Quarter Ended January 31, 2016	Year Ended
	(Unaudited)	(Unaudited)	October 31, 2016
	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$2,771	$5,128	$32,698
Fee income	290	2,578	3,255
Fee income - asset management	319	384	1,414
Other income	—	—	—

Total operating income	3,380	8,090	37,367

Expenses:
Management fee	1,814	1,979	7,590
Portfolio fees - asset management	177	187	741
Management fee - asset management	62	101	319
Administrative	1,474	958	4,253
Interest and other borrowing costs	2,538	2,629	10,212
Net Incentive compensation (Note 11)	760	(2,230)	(2,030)

Total operating expenses	6,825	3,624	21,085

Expense waiver by Advisor	(37)	(37)	(150)
Voluntary management fee waiver by Advisor	(454)	(495)	(1,897)
Voluntary incentive fee waiver by Advisor	—	—	(1,000)
Total waiver by adviser	(491)	(532)	(3,047)

Total net operating expenses	6,334	3,092	18,038

Net operating (loss) income before taxes	(2,954)	4,998	19,329

Tax expense, net	1	—	2

Net operating (loss) income	(2,955)	4,998	19,327

Net realized and unrealized (loss) gain:
Net realized (loss) gain on investments	11,025	(39,559)	(45,157)
Net unrealized appreciation (depreciation) on investments	(3,693)	29,570	28,628

Net realized and unrealized (loss) gain on investments	7,332	(9,989)	(16,529)

Net increase (decrease) in net assets resulting from operations	$4,377	$(4,991)	$2,798

Per Share:
Net increase (decrease) in net assets per share resulting from operations	$0.19	$(0.21)	$0.12
Dividends per share	$0.135	$0.305	$0.710
Balance Sheet Data:
Portfolio at value	$355,421	$358,477	$360,120
Portfolio at cost	373,504	371,872	374,712
Total assets	423,386	451,667	432,366
Shareholders’ equity	280,890	282,160	279,558
Shareholders’ equity per share (net asset value)	$12.45	$12.43	$12.39
Common shares outstanding at period end	22,556	22,703	22,556
Other Data:
Number of Investments funded in period	3	6	15
Investments funded ($) in period	$969	$9,880	$43,968
Repayment/sales in period	13,674	45,573	75,105
Net investment activity in period	(12,705)	(35,693)	(31,137)

	2017	2016				2015
	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):

Total operating income	3,380	5,417	8,005	15,855	8,090	6,046	7,524	5,273	4,856

Management fee	1,814	1,721	1,932	1,958	1,979	1,900	1,899	2,066	1,980
Portfolio fees - asset management	177	183	185	186	187	187	189	187	204
Management fee - asset management	62	72	60	86	101	85	77	(18)	16
Administrative	1,474	802	1,319	1,174	958	1,685	1,136	1,325	1,159
Interest, fees and other borrowing costs	2,538	2,598	2,488	2,497	2,629	2,532	2,627	2,616	2,455
Net Incentive compensation	760	577	(1,512)	1,135	(2,230)	(771)	(3,404)	(3,462)	(2,120)
Total waiver by adviser	(491)	(467)	(521)	(1,527)	(532)	(37)	(38)	(37)	(38)
Tax expense	1	1	—	1	—	—	1	1	—
Net operating (loss) income before net realized and unrealized gains	(2,955)	(70)	4,054	10,345	4,998	465	5,037	2,595	1,200
Net increase (decrease) in net assets resulting from operations	4,377	5,279	(3,536)	6,046	(4,991)	(2,045)	(13,959)	(11,813)	(9,743)
Net increase (decrease) in net assets resulting from operations per share	0.19	0.23	(0.16)	0.26	(0.21)	(0.10)	(0.61)	(0.52)	(0.43)
Net asset value per share	12.45	12.39	12.27	12.56	12.43	12.95	13.18	13.93	14.58

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

The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. During the fiscal year ended October 31, 2016, the Company made six new investments and made 9 follow-on investments in 6 existing portfolio companies committing a total of approximately $44.2 million of capital to these investments.  During the quarter ended January 31, 2017, the Company made three follow-on investments in existing portfolio companies committing capital totaling approximately $1.0 million.

The Company’s prior investment objective was to achieve long-term capital appreciation from venture capital investments in information technology companies. Accordingly, the Company’s investments had focused on investments in equity and debt securities of information technology companies. As of January 31, 2017, approximately 1.3% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

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

We participate in the private equity business generally by providing negotiated long-term equity and/or debt investment capital to privately-owned small and middle-market companies. Our financings are generally used to fund growth, buyouts, acquisitions, recapitalizations, note purchases and/or bridge financings. We generally invest in private companies, though, from time to time, we may invest in public companies that may lack adequate access to public capital.

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

As a result of the closing of the PE Fund, consistent with the Board-approved policy concerning the allocation of investment opportunities, the PE Fund received a priority allocation of all private equity investments that would otherwise be Non-Diversified Investments for the Company during the PE Fund’s investment period that ended on October 28, 2014.  Additional capital may be called for follow-on investments in existing portfolio companies of the PE Fund or to pay operating expenses of the PE Fund until the partnership is no longer extended.

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

OPERATING INCOME

For the Quarter Ended January 31, 2017 and 2016. Total operating income was $3.4 million and $8.1 million for the quarter ended January 31, 2017 and 2016, respectively, a decrease of approximately $4.7 million.

For the Quarter Ended January 31, 2017

Total operating income was $3.4 million for the quarter ended January 31, 2017. The decrease in operating income over the same period last year was primarily due to a decrease in interest earned on loans  and fee income from the Company’s portfolio companies and an increase in interest reserves.  The Company earned approximately $2.8 million in interest income from investments in portfolio companies.  During the quarter ended January 31, 2017, the Company reserved against all accrued cash and deferred interest associated with Custom Alloy totaling approximately $1.5 million.  Of the $2.8 million recorded in interest income, approximately $545,000 was “payment in kind” interest.  The “payment in kind” is computed at the contractual rate specified in each investment agreement and may be added to the principal balance of each investment. The Company’s debt investments yielded annualized rates from 6.0% to 16.0%.  The Company also received fee income from asset management of the PE Fund and its portfolio companies totaling approximately $319,000 and fee income from the Company’s portfolio companies of approximately $290,000, totaling approximately $609,000 in fee income.  Of the $319,000 of fee income from asset management activities, 75% of the income is obligated to be paid to TTG Advisers.  However, under the PE Fund’s agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

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

OPERATING EXPENSES

For the Quarter Ended January 31, 2017 and 2016.  Operating expenses, net of Voluntary Waivers, were approximately $6.3 million and $3.1 million for the quarter ended January 31, 2017 and 2016, respectively, an increase of approximately $3.2 million.

For the Quarter Ended January 31, 2017

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $6.3 million or 8.94% of the Company’s average net assets, when annualized, for the quarter ended January 31, 2017.  Significant components of operating expenses for the quarter ended January 31, 2017 were interest and other borrowing costs of approximately $2.5 million and management fee expense paid by the Company of approximately $1.4 million, which is net of the voluntary management fee waiver of approximately $453,000.

The approximately $3.2 million increase in the Company’s net operating expenses for the quarter ended January 31, 2017 compared to the same period in 2016, was primarily due to the approximately $3.0 million increase in the estimated provision for incentive compensation expense.  The portfolio fees - asset management are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  On October 28, 2016, the Board approved the renewal of the Advisory Agreement for the 2017 fiscal year. Further, the Adviser agreed to continue to waive a portion of the base management fee so that it is reduced to 1.50% for fiscal year 2017.  For the quarter ended April 30, 2016, a $2.1 million provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income exceeded the hurdle rate.  In March 2016, the Adviser agreed to modify its prior agreement to waive, effective November 1, 2015, the first $1.0 million of capital gains incentive fee due under the Advisory Agreement, such that the $1.0 million waiver of incentive fee would be applied to any incentive fee due under the agreement, whether it is a capital gains incentive fee or net operating income incentive fee.  As such, a $1.0 million incentive fee waiver was recorded during the quarter ended April 30, 2016 resulting in a net $1.1 million provision being recorded for the net operating income portion of the incentive fee.  During the quarter ended January 31, 2017, the Company paid the Adviser the previously accrued $1.1 million incentive fee payment related to the net operating income for the quarter ended April 30, 2016.  Furthermore, the Company and the Adviser, similar to fiscal year 2016, agreed on an expense cap for fiscal 2017 of 3.25% under the Modified Methodology.  The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2010 through 2016, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  As of January 31, 2017, the Company did not have an investment in an exchange traded fund.  Under the Modified Methodology, for the quarter ended January 31, 2017, the Company’s expense ratio was 3.02%, (taking into account the same carve outs as those applicable to the expense cap).

Pursuant to the terms of the Advisory Agreement, during the quarter ended January 31, 2017, the provision for incentive compensation was decreased by a net amount of approximately $336,000 to approximately $1.6 million, including both the pre-incentive fee net operating income and the capitals gains incentive fee.  The net decrease in the provision for incentive compensation during the quarter ended January 31, 2017, primarily reflects the Valuation Committee’s determination to decrease the fair values of ten of the Company’s portfolio investments (BAC, Custom Alloy, Initials, JSC Tekers, MVC Automotive, MVC Environmental, RuMe, SCSD, Vestal and SGDA Europe) by a total of approximately $2.5 million.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of eleven of the Company’s portfolio investments (Advantage, Centile, Dukane, Legal Solutions, Morey’s, Pride, Quantum, Security Holdings, Turf, U.S. Tech and Equus) by a total of approximately $5.1 million.  Also, for the quarter ended January 31, 2017, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income for the quarter did not exceed the hurdle rate.  Please see Note 11 of our consolidated financial statements “Incentive Compensation” for more information.

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

REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES

For the Quarter Ended January 31, 2017 and 2016.  Net realized gains for the quarter ended January 31, 2017 were approximately $11.0 million and net realized losses for the quarter ended January 31, 2016 were $39.6 million, a net increase of approximately $50.6 million.

For the Quarter Ended January 31, 2017

Net realized gains for the quarter ended January 31, 2017 were approximately $11.0 million.  The Company’s net realized gains for the quarter ended January 31, 2017 was primarily due to realized gain of approximately $9.8 million on the sale of AccuMed Corp., a portfolio company of the PE Fund.

On December 23, 2016, the Company received proceeds of approximately $12.2 million from the PE Fund related to the sale of AccuMed Corp., a portfolio company of the PE Fund.  The Company’s pro-rata share of the PE Fund’s investment in AccuMed Corp. totaled approximately $2.4 million, resulting in a realized gain of approximately $9.8 million.  The Company also received a carried interest payment from the PE Fund of approximately $373,000 related to the sale, which was recorded as a realized gain.

During the quarter ended January 31, 2017, the Company recorded net realized gains of approximately $97,000 from the sale of certain short-term investments and approximately $801,000 from its escrow receivables.

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

On December 24, 2015, the Company realized losses of approximately $5.5 million on Inland senior secured loan and $713,000 on the warrants as part of Inland’s restructuring.  As part of the restructuring, the Company obtained a $6.0 million senior secured loan from MVC Environmental, Inc. and received 950 common shares in MVC Environmental, Inc.  The loan bears annual interest of 9% and matures on December 22, 2020.

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

During the quarter ended January 31, 2016, the Company also recorded net realized losses of approximately $90,000 with the sale of certain short-term investments and $1.3 million on the escrow receivables.

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

For the Quarter Ended January 31, 2017 and 2016.  The Company had a net change in unrealized depreciation on portfolio investments of approximately $3.7 million for the quarter ended January 31, 2017 and unrealized appreciation of approximately $29.6 million for the quarter ended January 31, 2016, respectively, a net decrease of approximately $33.3 million.

For the Quarter Ended January 31, 2017

The Company had a net change in unrealized depreciation on portfolio investments of approximately $3.7 million for the quarter ended January 31, 2017.  The change in unrealized depreciation for the quarter ended January 31, 2017 primarily resulted from the reversal of the unrealized appreciation on the general partnership interest and limited partnership interest in the PE Fund by a total of approximately $6.5 million.  The net change is also a result of the Valuation Committee determination to decrease the fair value of the Company’s investments in: BAC common stock by approximately $55,000, Custom Alloy second lien and unsecured loans by a total of approximately $205,000, Foliofn preferred stock by $264,000, Initials loan by approximately $95,000, JSC Tekers preferred stock by approximately $43,000, MVC Automotive equity interest by $307,000, MVC Environmental common stock by approximately $517,000, RuMe series C preferred stock by approximately $186,000, series B-1 preferred stock by approximately $9,000, common stock by approximately $42,000 and warrant by approximately $66,000, SCSD common stock by $560,000, SGDA Europe common equity interest by approximately $252,000 and Vestal loan by approximately $57,000, common stock by approximately $54,000 and warrant by approximately $62,000. These changes in unrealized depreciation were partially off-set by the Valuation Committee determination to increase the fair value of the Company’s investments in: Advantage preferred stock by approximately $136,000, Centile equity interest by $340,000, Dukane loan by approximately $71,000, Legal Solutions loan by approximately $112,000, Morey’s loan by approximately $462,000, Pride loan by approximately $51,000, Quantum loan by approximately $323,000 and warrant by approximately $1.0 million, Security Holdings equity interest by approximately $1.5 million, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $99,000, Turf loan by approximately $7,000 and guarantee by approximately $3,000, RuMe guarantee by approximately $50,000, Equus by approximately $1.0 million and the U.S. Tech loan by $5,000.

For the Quarter Ended January 31, 2016

The Company had a net change in unrealized appreciation on portfolio investments of approximately $29.6 million for the quarter ended January 31, 2016.  The change in unrealized appreciation for the quarter ended January 31, 2016 primarily resulted from the reversal of the unrealized depreciation on the Ohio Medical common and preferred stock, Inland senior secured loan and warrant and the Biovation bridge loan and warrant by a total of $38.5 million.  The net change is also a result of the Valuation Committee determination to decrease the fair value of the Company’s investments in: Custom Alloy second lien and unsecured loans by a total of approximately $2.4 million, MVC Automotive equity interest by approximately $27,000, Security Holdings equity interest by approximately $4.6 million, SGDA Europe equity interest by approximately $2.9 million, Tekers common stock by $35,000, JSC Tekers preferred stock by approximately $740,000 and common stock by $4,000, BAC common stock by approximately $38,000, Biogenic warrant and senior convertible note by a total of approximately $35,000, Morey’s second lien loan by approximately $1.1 million, Legal Solutions loan by approximately $310,000, Equus common stock by approximately $89,000 and the Ohio Medical escrow by approximately $1.3 million, which was recorded as a realized loss. These changes in unrealized depreciation were partially off-set by the Valuation Committee determination to increase the fair value of the Company’s investments in: Foliofn preferred stock by $34,000, Turf loan and guarantee by a total of approximately $25,000, RuMe series C preferred stock by $630,000 and series B preferred stock by $160,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $947,000, NPWT preferred stock by $4,000, Centile equity interest by $260,000, Agri-Carrier loan by approximately $108,000, RX loan by approximately $409,000 and SCSD common stock by $750,000.

PORTFOLIO INVESTMENTS

For the Quarter Ended January 31, 2017 and the Year Ended October 31, 2016.  The cost of the portfolio investments held by the Company at January 31, 2017 and at October 31, 2016 was $373.5 million and $374.7 million, respectively, a decrease of $1.2 million.  The aggregate fair value of portfolio investments at January 31, 2017 and at October 31, 2016 was $355.4 million and $360.1 million, respectively, a decrease of $4.7 million.  The cost and fair value of cash and cash equivalents held by the

Company at January 31, 2017 and October 31, 2016 was $33.8 million and $21.0 million, respectively, representing an increase of approximately $12.8 million.  The cost and fair value of U.S. Treasury obligations held by the Company at January 31, 2017 was $25.0 million and at October 31, 2016 were $35.0 million, respectively.

For the Quarter Ended January 31, 2017

During the quarter ended January 31, 2017, the Company made 3 follow-on investments in existing portfolio companies that totaled approximately $1.0 million.  On November 9, 2016, the Company invested approximately $59,000 in MVC Environmental and received an additional 30 shares of common stock.  On December 1, 2016, the Company loaned an additional $500,000 to U.S. Tech increasing the total amount outstanding to $5.5 million.  On December 13, 2016, the Company loaned an additional $475,000 to MVC Automotive increasing the amount outstanding on the bridge loan to approximately $3.8 million.  The maturity date was also extended to December 31, 2017.

On December 23, 2016, the Company received proceeds of approximately $12.2 million from the PE Fund related to the sale of AccuMed Corp., a portfolio company of the PE Fund.  The Company’s pro-rata share of the PE Fund’s investment in AccuMed Corp. totaled approximately $2.4 million, resulting in a realized gain of approximately $9.8 million.  The Company also received a carried interest payment of approximately $373,000 related to the sale, which was recorded as a realized gain.

On January 4, 2017, BAC repaid their senior loan in full including all accrued interest totaling approximately $31,000.

During the quarter ended January 31, 2017, the Company recorded a distribution of approximately $330,000 from Security Holdings, which was recorded as a return of capital.

During the quarter ended January 31, 2017, the Valuation Committee increased the fair value of the Company’s investments in: Advantage preferred stock by approximately $136,000, Centile equity interest by $340,000, Dukane loan by approximately $71,000, Legal Solutions loan by approximately $112,000, Morey’s loan by approximately $462,000, Pride loan by approximately $51,000, Quantum loan by approximately $323,000 and warrant by approximately $1.0 million, Security Holdings equity interest by approximately $1.5 million, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $99,000, Turf loan by approximately $7,000 and guarantee by approximately $3,000, RuMe guarantee by approximately $50,000 and the U.S. Tech loan by $5,000.  The Valuation Committee also increased the Ohio Medical escrow by approximately $73,000 that was recorded as a realized gain.  In addition, increases in the cost basis and fair value of the loans to Vestal, HTI, Legal Solutions, MVC Environmental, FDS, RuMe, Dukane and U.S. Gas were due to the capitalization of PIK interest totaling $511,649.  The Valuation Committee also decreased the fair value of the Company’s investments in: BAC common stock by approximately $55,000, Custom Alloy second lien and unsecured loans by a total of approximately $205,000, Foliofn preferred stock by $264,000, Initials loan by approximately $95,000, JSC Tekers preferred stock by approximately $43,000, MVC Automotive equity interest by $307,000, MVC Environmental common stock by approximately $517,000, RuMe series C preferred stock by approximately $186,000, series B-1 preferred stock by approximately $9,000, common stock by approximately $42,000 and warrant by approximately $66,000, SCSD common stock by $560,000, SGDA Europe common equity interest by approximately $252,000 and Vestal loan by approximately $57,000, common stock by approximately $54,000 and warrant by approximately $62,000.

At January 31, 2017, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $355.4 million with a cost basis of $373.5 million.  At January 31, 2017, the fair value and cost basis of Legacy Investments was $5.7 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was

$349.7 million and $349.7 million, respectively.  At October 31, 2016, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $360.1 million with a cost basis of $374.7 million.  At October 31, 2016, the fair value and cost basis of Legacy Investments was $5.9 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $354.2 million and $350.9 million, respectively.

For the Fiscal Year Ended October 31, 2016

During the fiscal year ended October 31, 2016, the Company made six new investments, committing capital that totaled approximately $35.7 million.  The investments were made in Somotra NV (“Somotra”) ($1.7 million), Pride ($5.1 million), Dukane ($7.0 million), Quantum ($10.0 million), FDS Inc. (“FDS”) ($2.3 million) and HTI ($9.6 million).

During the fiscal year ended October 31, 2016, the Company made 9 follow-on investments in six existing portfolio companies that totaled approximately $8.5 million.  On November 20, 2015 and December 3, 2015, the Company invested an additional $538,000 and $1.1 million, respectively, in MVC Automotive common equity.  On January 4, 2016, the Company loaned an additional $1.5 million to Legal Solutions, which increased the senior subordinated loan to approximately $10.2 million. On February 1, 2016, the Company loaned an additional $1.1 million to Thunderdome, which increased the second lien loan to approximately $3.0 million.  On May 5, 2016, the Company loaned $30,000 to BAC in the form of a senior loan with an interest rate of 5% and a maturity date of May 5, 2021.  On June 28, 2016, the Company loaned approximately $1.7 million to MVC Automotive in the form of a bridge loan with an interest rate of 6% and a maturity date of December 31, 2016.  On June 28, 2016, the Company loaned approximately $28,000 to SIA Tekers Invest (“Tekers”) in the form of a bridge loan with an interest rate of 6% and a maturity date of June 27, 2017.  On October 7, 2016, the Company loaned RuMe $900,000 in the form of a subordinated note with an interest rate of 10% and a maturity date of October 7, 2017 and received a warrant at no cost and allocated a portion of the cost basis of the loan to the warrant at the time the investment was made.  The Company also guaranteed $1.0 million of a third party’s working capital line of credit.  On October 12, 2016, the Company loaned an additional $1.6 million to MVC Automotive in the form of a bridge loan and extended the maturity date to June 30, 2017.  The loan had an outstanding balance at October 31, 2016 of approximately $3.3 million.

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

On December 31, 2015, the Company completed the sale of Ohio Medical through an asset sale.  The Company expects gross proceeds of approximately $40.0 million, including fees, which results in a realized loss of approximately $30.5 million. At the time of closing, the Company received cash proceeds of approximately $29.0 million, which included $2.3 million in monitoring and closing fees, and anticipates receiving an additional $11.0 million, assuming the full receipt of all escrow proceeds scheduled for various periods, with the final release of payment scheduled for 18 months from the closing.  The Company has received approximately $1.3 million in escrow proceeds as of October 31, 2016.  The fair value of the escrow as of October 31, 2016 was approximately $9.1 million.

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

During the quarter ended January 31, 2016, the Valuation Committee increased the fair value of the Company’s investments in: Foliofn preferred stock by $34,000, Turf loan by approximately $19,000 and guarantee by approximately $6,000, RuMe series C preferred stock by $630,000 and series B-1 preferred stock by $160,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $947,000, NPWT preferred stock by $4,000, Centile equity interest by $260,000, Argi-Carriers loan by approximately $108,000, RX loan by approximately $409,000 and SCSD common stock by $750,000.  In addition, increases in the cost basis and fair value of the loans to Biogenic Reagents (“Biogenic”), Custom Alloy, Morey’s, Vestal, Agri-Carriers, RX, Legal Solutions, MVC Environmental and U.S. Gas were due to the capitalization of PIK interest totaling $3,337,651.  The Valuation Committee also decreased the fair value of the Company’s investments in: Custom Alloy second lien and unsecured loans by a total of approximately $2.4 million, MVC Automotive equity interest by approximately $27,000, Security Holdings equity interest by approximately $4.6 million, SGDA Europe equity interest by approximately $2.9 million, Tekers common stock by $35,000, JSC Tekers preferred stock by approximately $740,000 and common stock by $4,000, BAC common stock by approximately $38,000, Biogenic warrant and loan by a total of approximately $35,000, Morey’s second lien loan by approximately $1.1 million, Legal Solutions loan by approximately

$310,000 and the Ohio Medical escrow by approximately $1.3 million that was recorded as a realized loss.

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

Portfolio Companies

During the quarter ended January 31, 2017, the Company had investments in the following portfolio companies:

Actelis Networks, Inc.

Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.

At October 31, 2016 and January 31, 2017, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million.  The investment has been fair valued at $0.

Advantage Insurance Holdings

Advantage, Cayman Islands, is a provider of specialty insurance, reinsurance and related services to business owners and high net worth individuals.

At October 31, 2016, the Company’s investment in Advantage consisted of 750,000 shares of preferred stock at a cost basis of $7.5 million and a fair value of approximately $8.3 million.

During the quarter ended January 31, 2017, the Valuation Committee increased the fair value of the preferred stock by approximately $136,000.

At January 31, 2017, the Company’s investment in Advantage consisted of 750,000 shares of preferred stock at a cost basis of $7.5 million and a fair value of approximately $8.4 million.

Biogenic Reagents

Biogenic, Minneapolis, Minnesota, is a producer of high-performance activated carbon products made from renewable biomass.

On September 26, 2016, Biogenics entered into an Assignment for the Benefit of Creditors to pursue an efficient sale of its assets. The Company is exploring an asset sale of the tangible and intangible assets of Biogenics to a strategic and/or financial buyer.

At October 31, 2016 and January 31, 2017, the Company’s investment in Biogenic consisted of two senior notes with maturity dates of July 21, 2018 and June 30, 2016, a senior convertible note with a maturity date of July 21, 2018, a senior subordinated note with a maturity date of June 30, 2016 and a warrant.  The notes have an interest rate of 16%.  The loans had a combined outstanding balance and cost basis of approximately $15.9 million and a fair value of approximately $15.1 million.  The warrants had a combined cost basis of approximately $620,000 and a combined fair value of $0.  The Company reserved in full against all of the accrued interest starting April 1, 2016.

Biovation Acquisition Co.

BAC, Montgomery, Minnesota, owns a manufacturing facility and markets environmentally friendly, organic and sustainable laminate materials and composites.

At October 31, 2016, the Company’s investment in BAC consisted of 90 shares of class B non-voting common stock with cost basis of approximately $785,000 and a fair value of approximately $55,000 and a senior loan with an outstanding balance, cost basis and fair value of $30,000.

On January 4, 2017, BAC repaid their senior loan in full including all accrued interest totaling approximately $31,000.

During the quarter ended January 31, 2017, the Valuation Committee decreased the fair value of the common stock by approximately $55,000.

At January 31, 2017, the Company’s investment in BAC consisted of 90 shares of class B non-voting common stock with cost basis of approximately $785,000 and a fair value of $0.

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

During the quarter ended January 31, 2017, the Valuation Committee increased the fair value of the common equity interest by approximately $340,000.

At January 31, 2017, the Company’s investment in Centile consisted of common equity interest at a cost of $3.5 million and a fair value of approximately $5.7 million.

Puneet Sanan, a representative of the Company, serves as a director of Centile.

Custom Alloy Corporation

Custom Alloy, High Bridge, New Jersey, manufactures time sensitive and mission critical butt-weld pipe fittings and forgings for the natural gas pipeline, power generation, oil/gas refining and extraction, and nuclear generation markets.

At October 31, 2016, the Company’s investment in Custom Alloy consisted of an unsecured subordinated loan with a cost basis and outstanding balance of approximately $3.0 million and a fair value of approximately $2.1 million and a second lien loan with a cost basis and outstanding balance of approximately $24.4 million and a fair value of approximately $18.6 million.  The second lien loan had an interest rate of 10% and a maturity date of April 30, 2020 and the unsecured subordinated loan had an interest rate of 12% and a maturity date of March 31, 2018. The Company reserved in full against all accrued PIK interest starting July 1, 2016.

During the quarter ended January 31, 2017, the Valuation Committee decreased the fair value of the second lien loan by approximately $575,000 and increased the fair value of the unsecured subordinated loan by approximately $370,000.

At January 31, 2017, the Company’s investment in Custom Alloy consisted of an unsecured subordinated loan with a cost basis and outstanding balance of approximately $3.0 million and a fair value of approximately $2.5 million and a second lien loan with a cost basis and outstanding balance of approximately $24.4 million and a fair value of approximately $18.0 million.  The Company has reserved in full against all of the accrued interest.

Dukane IAS, LLC

Dukane, St. Charles, Illinois, is a global provider of plastic welding equipment.

At October 31, 2016, the Company’s investment in Dukane consisted of a second lien loan with an outstanding amount of approximately $7.1 million, a cost basis of approximately $7.0 million and a fair value of approximately $7.1 million. The second lien loan had an interest rate of 13% and a maturity date of November 17, 2020.

During the quarter ended January 31, 2017, the Valuation Committee increased the fair value of the loan by approximately $71,000.

At January 31, 2017, the Company’s investment in Dukane consisted of a second lien loan with an outstanding amount of approximately $7.1 million, a cost basis of approximately $7.0 million and a fair value of approximately $7.2 million.  The increase in cost basis of the loans is due to the amortization of loan origination fees and capitalization of “payment in kind” interest.

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

At January 31, 2017, the Company’s investment in Equus consisted of 4,444,644 shares of common stock with a cost of approximately $10.0 million and a market value of approximately $9.3 million.

FDS, Inc.

FDS, Fort Worth, TX, is a data service provider.

At October 31, 2016, the Company’s investment in FDS consisted of a senior subordinated loan with an outstanding amount, cost basis and fair value of $2.3 million.  The loan had an interest rate of 16% and a maturity date of November 30, 2016.

On November 30, 2016, the interest rate was changed to 12% cash and the maturity date was extended to November 30, 2017.

At January 31, 2017, the Company’s investment in FDS consisted of a senior subordinated loan with an outstanding amount, cost basis and fair value of $2.4 million.  The increase in cost basis of the loans is due to the amortization of loan origination fees and capitalization of “payment in kind” interest.

Foliofn, Inc.

Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.

At October 31, 2016, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of approximately $5.9 million.

During the quarter ended January 31, 2017, the Valuation Committee decreased the fair value of the preferred stock by $264,000.

At January 31, 2017, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of approximately $5.7 million.

Chris Ferguson, a representative of the Company, serves as a director of Foliofn.

HTI Technologies and Industries, Inc.

HTI, LaVergne, Tennessee, is a manufacturer of electric motor components and designer of small motor systems.

At October 31, 2016, the Company’s investment in HTI consisted of a second lien loan with an outstanding amount of approximately $9.7 million, a cost basis of approximately $9.6 million and a fair value of approximately $9.7 million.  The loan as an interest rate of 14% and a maturity date of June 21, 2018.

At January 31, 2017, the Company’s investment in HTI consisted of a second lien loan with an outstanding amount, a cost basis and a fair value of approximately $9.7 million.  The increase in cost basis of the loan is due to the amortization of loan origination fees and capitalization of “payment in kind” interest.

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

During the quarter ended January 31, 2017, the Valuation Committee decreased the fair value of the loan by approximately $95,000.

At January 31, 2017, the Company’s investment in Initials consisted of a senior subordinated loan with an outstanding amount and cost basis of approximately $4.8 million and a fair value of approximately $4.7 million. The increase in cost basis of the loan is due to the capitalization of “payment in kind” interest.

JSC Tekers Holdings

JSC Tekers, Latvia, is an acquisition company focused on real estate management.

At October 31, 2016, the Company’s investment in JSC Tekers consisted of 9,159,085 shares of preferred stock with a cost basis of $11.8 million and a fair value of $3.7 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $0.

During the quarter ended January 31, 2017, the Valuation Committee decreased the fair value of the preferred stock by $43,000.

At January 31, 2017, the Company’s investment in JSC Tekers consisted of 9,159,085 shares of preferred stock with a cost basis of $11.8 million and a fair value of $3.7 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $0.

Legal Solutions Holdings, Inc.

Legal Solutions, Covina, CA, is a provider of record retrieval services to the California workers’ compensation applicant attorney market.

At October 31, 2016, the Company’s investment in Legal Solutions consisted of a senior subordinated loan with an interest rate of 16% and a maturity date of September 12, 2018 with an outstanding amount and cost basis of approximately $11.0 million and a fair value of approximately $10.9 million.

During the quarter ended January 31, 2017, the Valuation Committee increased the fair value of the senior subordinated loan by approximately $112,000.

At January 31, 2017, the Company’s investment in Legal Solutions consisted of a senior subordinated loan with an outstanding amount, cost basis and fair value of approximately $11.1 million.  The increase in cost basis of the loan is due to the amortization of the discount on the deferred balance and the capitalization of deferred interest and PIK interest.

Mainstream Data, Inc.

Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, develops and operates satellite, internet and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations and digital images to subscribers around the world.

At October 31, 2016 and January 31, 2017, the Company’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been fair valued at $0.

Morey’s Seafood International LLC

Morey’s, Motley, Minnesota, is a manufacturer, marketer and distributor of fish and seafood products.

At October 31, 2016, the Company’s investment in Morey’s consisted of a second lien loan that had an outstanding balance and cost basis of $17.2 million and a fair value of $15.2 million.  The loan had an interest rate of 14% and a maturity date of August 12, 2018.

During the quarter ended January 31, 2017, the Valuation Committee increased the fair value of the loan by approximately $462,000.

At January 31, 2017, the loan had an outstanding balance and cost basis of $17.2 million and a fair value of $15.6 million.  The Company reserved in full against all accrued PIK interest starting July 1, 2016.

MVC Automotive Group GmbH

MVC Automotive, an Amsterdam-based holding company, owns and operates ten Ford, Jaguar, Land Rover, Mazda, and Volvo dealerships located in Austria and the Czech Republic.

At October 31, 2016, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of approximately $50.1 million and a fair value of approximately $12.3 million and a bridge loan with an outstanding amount, cost basis and fair value of approximately $3.3 million.  The bridge loan had an interest rate of 6% and a maturity date of December 31, 2016.  The mortgage guarantee for MVC Automotive was equivalent to approximately $6.3 million at October 31, 2016.  This guarantee was taken into account in the valuation of MVC Automotive.

On December 13, 2016, the Company loaned an additional $475,000 to MVC Automotive increasing the amount outstanding on the bridge loan to approximately $3.8 million.  The maturity date was also extended to December 31, 2017.

During the quarter ended January 31, 2017, the Valuation Committee decreased the fair value of the equity interest by approximately $307,000.

At January 31, 2017, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of approximately $50.1 million and a fair value of approximately $12.0 million and a bridge loan with an outstanding amount, cost basis and fair value of approximately $3.8 million.  The mortgage guarantee for MVC Automotive was equivalent to approximately $4.1 million at January 31, 2017.  This guarantee was taken into account in the valuation of MVC Automotive.

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

On November 9, 2016, the Company invested approximately $59,000 in MVC Environmental and received an additional 30 shares of common stock.

During the quarter ended January 31, 2017, the Valuation Committee decreased the fair value of the common stock by approximately $517,000.

At January 31, 2017, the Company’s investment in MVC Environmental consisted of common stock with a cost basis of approximately $3.1 million and a fair value of approximately $1.2 million and a senior secured loan with an outstanding balance, cost basis and fair value of approximately $6.6 million.  The increase in cost basis of the loan is due to the capitalization of PIK interest.

David Williams, representative of the Company, serve as a director of MVC Environmental.

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

On December 23, 2016, the Company received proceeds of approximately $12.2 million from the PE Fund related to the sale of AccuMed Corp., a portfolio company of the PE Fund.  The Company’s pro-rata share of the PE Fund’s investment in AccuMed Corp. totaled approximately $2.4 million, resulting in a realized gain of approximately $9.8 million.

During the quarter ended January 31, 2017, the Valuation Committee increased the fair values of the limited partnership and general partnership interests by approximately $99,000.

At January 31, 2017, the limited partnership interest in the PE Fund had a cost of approximately $11.5 million and a fair value of approximately $16.6 million.  The Company’s general partnership interest in the PE Fund had a cost basis of approximately $292,000 and a fair value of approximately $417,000.  As of January 31, 2017, the PE Fund had invested in Plymouth Rock Energy, LLC, Gibdock Limited, Focus Pointe Holdings, Inc. and Advanced Oilfield Services, LLC.

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

During the quarter ended January 31, 2017, the Valuation Committee increased the fair value of the loan by approximately $51,000.

At January 31, 2017, the Company’s investment in Pride Engineering consisted of a second lien loan with an outstanding amount of approximately $5.1 million, cost basis of approximately $5.1 million and a fair value of approximately $5.2 million.  The increase in cost basis of the loan is due to the amortization of loan origination fees.

Quantum Plastics, LLC

Quantum, Elgin, Illinois, is a global plastic injection manufacturer.

At October 31, 2016, the Company’s investment in Quantum consisted of a senior subordinated loan with an outstanding amount of $10.0 million, a cost basis of approximately $9.6 million and a fair value of approximately $9.7 million.  The warrant had a cost basis and fair value of approximately $393,000.  The senior subordinated loan had an interest rate of 12% and a maturity date of March 10, 2021.

During the quarter ended January 31, 2017, the Valuation Committee increased the fair value of the loan and warrant by a total of approximately $1.3 million.

At January 31, 2017, the Company’s investment in Quantum consisted of a senior subordinated loan with an outstanding amount of $10.0 million, a cost basis of approximately $9.6 million and a fair value of approximately $10.0 million.  The warrant had a cost basis of approximately $393,000 and a fair value of approximately $1.4 million.  The increase in cost basis of the loan is due to amortization of the discount and loan origination fees.

RuMe, Inc.

RuMe, Denver, Colorado, produces functional and affordable products for the environmentally and socially-conscious consumer reducing dependence on single-use products.

At October 31, 2016, the Company’s investment in RuMe consisted of 5,297,548 shares of common stock with a cost basis of approximately $924,000 and a fair value of $540,000, 4,999,076 shares of series B-1 preferred stock with a cost basis of approximately $1.0 million and a fair value of approximately $2.0 million, 23,896,634 shares of series C preferred stock with a cost basis of approximately $3.4 million and a fair value of approximately $5.8 million and a subordinated note with an outstanding balance of $900,000 and a cost basis and fair value of approximately $847,000.  The subordinated note had an interest rate of 10% and a maturity date of October 7, 2017.  The warrant had a cost basis of approximately $336,000 and a fair value of approximately $1.1 million and the guarantee was fair valued at -$278,000 or a liability of $278,000.

During the quarter ended January 31, 2017, the Valuation Committee decreased the fair value of the series C preferred stock by approximately $186,000, the common stock by approximately $42,000, the series B-1 preferred stock by approximately $9,000 and warrant by approximately $66,000.  The Valuation Committee also increased the fair value of the guarantee by approximately $50,000

At January 31, 2017, the Company’s investment in RuMe consisted of 5,297,548 shares of common stock with a cost basis of approximately $924,000 and a fair value of $498,000, 4,999,076 shares of series B-1 preferred stock with a cost basis of approximately $1.0 million and a fair value of approximately $2.0 million, 23,896,634 shares of series C preferred stock with a cost basis of approximately $3.4 million and a fair value of approximately $5.6 million and a subordinated note with an outstanding balance of $921,000 and a cost basis and fair value of approximately $882,000. The warrant had a cost basis of approximately $336,000 and a fair value of approximately $988,000 and the guarantee was fair valued at -$227,000 or a liability of $227,000.  The increase in cost basis of the loan is due to the capitalization of PIK interest.

Security Holdings, B.V.

Security Holdings is an Amsterdam-based holding company that owns FIMA, a Lithuanian security and engineering solutions company.

At October 31, 2016, the Company’s common equity interest in Security Holdings had a cost basis of approximately $51.5 million and a fair value of approximately $34.9 million.

During the quarter ended January 31, 2017, the Company recorded a distribution of approximately $330,000 from Security Holdings, which was recorded as a return of capital.

During the quarter ended January 31, 2017, the Valuation Committee increased the fair value of the common equity interest by approximately $1.5 million.

At January 31, 2017, the Company’s common equity interest in Security Holdings had a cost basis of approximately $51.2 million and a fair value of approximately $36.4 million.

Puneet Sanan, a representative of the Company, serves as a director of Security Holdings.

SGDA Europe B.V.

SGDA Europe is an Amsterdam-based holding company that pursues environmental and remediation opportunities in Romania.

At October 31, 2016, the Company’s equity investment had a cost basis of approximately $28.5 million and a fair value of approximately $1.3 million.

During the quarter ended January 31, 2017, the Valuation Committee decreased the fair value of the common equity interest by approximately $252,000.

At January 31, 2017, the Company’s equity investment had a cost basis of approximately $28.5 million and a fair value of approximately $1.0 million.

Puneet Sanan, a representative of the Company, serves as a director of SGDA Europe.

SIA Tekers Invest

Tekers, Riga, Latvia, is a port facility that has been used for the storage and servicing of vehicles.

At October 31, 2016 and January 31, 2017, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost basis of $2.3 million and a fair value of $0 and a bridge loan with an outstanding amount and cost basis of approximately $28,000 and a fair value of $0.  The bridge loan has an interest rate of 6% and a maturity date of June 27, 2017.  The Company reserved in full against all accrued interest related to the bridge loan.

Thunderdome Restaurants, LLC

Thunderdome Restaurants, LLC (“Thunderdome”), Cincinnati, Ohio, is a restaurant group with locations in Cincinnati, Columbus, Cleveland, Indianapolis, Nashville and Charlotte.

At October 31, 2016 and January 31, 2017, the Company’s investment in Thunderdome consisted of a second lien loan with an outstanding amount, cost basis and fair value of approximately $3.0 million.  The loan has an interest rate of 12% and matures on June 10, 2020.  The increase in cost basis of the loan is due to amortization of loan origination fees.

Turf Products, LLC

Turf, Enfield, Connecticut, is a wholesale distributor of golf course and commercial turf maintenance equipment, golf course irrigation systems and consumer outdoor power equipment.

At October 31, 2016, the Company’s investment in Turf consisted of a senior subordinated loan, bearing interest at 11% per annum with a maturity date of November 1, 2018, membership interest and warrants.  The senior subordinated loan had an outstanding balance and cost basis of approximately $3.9 million and a fair value of approximately $3.8 million. The membership interest had a cost of approximately $3.5 million and a fair value of approximately $4.0 million.  The warrants had a cost and a fair value of $0.  The Company also had a guarantee to Berkshire Bank that was fair valued at -$13,000 or a liability of $13,000.

During the quarter ended January 31, 2017, the Valuation Committee increased the fair value of the guarantee by approximately $3,000 and the loan by approximately $7,000.

At January 31, 2017, the senior subordinated loan had an outstanding balance and cost basis of approximately $3.9 million and a fair value of approximately $3.8 million.  The membership interest had a cost of approximately $3.5 million and a fair value of approximately $4.0 million.  The warrants had a cost and fair value of $0 and the guarantee was fair valued at -$10,000 or a liability of $10,000.

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

At October 31, 2016 the Company’s investment in U.S Technologies consisted of a senior term loan with an outstanding amount and cost basis of $5.0 million and a fair value of approximately $5.1 million.  The loan has an interest rate of 10.5% and matures on July 17, 2020.

On December 1, 2016, the Company loaned an additional $500,000 to U.S. Technologies increasing the total amount outstanding to $5.5 million.

During the quarter ended January 31, 2017, the Valuation Committee increased the fair value of the loan by $5,000.

At January 31, 2017, the senior term loan had an outstanding amount of approximately $5.5 million, a cost basis of $5.5 million and a fair value of approximately $5.6 million.

U.S. Gas & Electric, Inc.

U.S. Gas, North Miami Beach, Florida, is a licensed Energy Service Company (“ESCO”) that markets and distributes natural gas to small commercial and residential retail customers in the state of New York.

At October 31, 2016, the Company’s investment in U.S. Gas consisted of a second lien loan, an unsecured loan, convertible Series I preferred stock and convertible Series J preferred stock. The second lien loan had an outstanding balance, cost basis and fair value of $7.5 million and the unsecured loan had an outstanding balance, cost and fair value of approximately $3.3 million.  The second lien loan bears annual interest at 13% and has a maturity date of July 1, 2019.  The unsecured loan bears annual interest at 14% and has a maturity date of July 1, 2018.  The 32,200 shares of convertible Series I preferred stock had a fair value of $89.4 million and a cost of $500,000 and the 8,216 shares of convertible Series J preferred stock had a cost and fair value of $0.

At January 31, 2017, the loans had a combined outstanding balance, cost basis and a fair value of approximately $10.8 million.  The increase in the cost basis of the unsecured loan is due to the capitalization of PIK interest.  The convertible Series I preferred stock had a fair value of approximately $89.4 million and a cost basis of $500,000 and the convertible Series J preferred stock had a cost basis and fair value of $0.

Puneet Sanan and Peter Seidenberg, representatives of the Company, serve as Chairman and director, respectively, of U.S. Gas and Warren Holtsberg, a director of the Company, also serves as a director of U.S. Gas.

U.S. Spray Drying Holding Company

SCSD, Huguenot, New York, provides custom spray drying products to the food, pharmaceutical, nutraceutical, flavor and fragrance industries.

At October 31, 2016, the Company’s investment in SCSD consisted of 784 shares of class B common stock with a cost basis of approximately $5.5 million and a fair value of approximately $6.6 million and a secured loan with an outstanding balance, cost basis and fair value of $1.5 million.  The secured loan had an interest rate of 12% and a maturity date of April 30, 2019.

During the quarter ended January 31, 2017, the Valuation Committee decreased the fair value of the common stock by $560,000.

At January 31, 2017, the Company’s investment in SCSD consisted of 784 shares of class B common stock with a cost basis of approximately $5.5 million and a fair value of approximately $6.1 million.  The secured loan had an outstanding balance, cost basis and fair value of $1.5 million.

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

At October 31, 2016, the Company’s investment in Vestal consisted of a senior subordinated loan, 5,610 shares of common stock and a warrant.  The loan had an outstanding balance and cost basis of approximately $6.5 million and a fair value of approximately $6.6 million.  The 5,610 shares of common stock had a cost basis of $250,000 and a fair value of approximately $677,000 and the warrant had no cost and was fair valued at approximately $438,000.  The loan had an annual interest of 15% and a maturity date of November 28, 2021.

During the quarter ended January 31, 2017, the Valuation Committee decreased the fair value of the loan by approximately $57,000, common stock by approximately $54,000 and warrant by approximately $62,000.

At January 31, 2017, the Company’s investment in Vestal consisted of a subordinated loan, 5,610 shares of common stock and a warrant.  The loan had an outstanding balance, cost basis and fair value of approximately $6.6 million.  The 5,610 shares of common stock had a cost basis of $250,000 and a fair value of approximately $623,000 and the warrant had no cost basis and was fair valued at approximately $377,000. The increase in the cost basis of the loan is due to the capitalization of PIK interest.

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

At January 31, 2017, the Company had investments in portfolio companies totaling $355.4 million.  Also, on that date, the Company had approximately $1.3 million in cash equivalents and approximately $31.6 million in cash.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.  Pending investments in portfolio companies pursuant to our principal investment strategy, the Company may make other short-term or temporary investments, including in exchange-traded funds and private investment funds offering periodic liquidity.

During the quarter ended January 31, 2017, the Company made 3 follow-on investments in existing portfolio companies that totaled approximately $1.0 million.  On November 9, 2016, the Company invested approximately $59,000 in MVC Environmental, Inc. (“MVC Environmental”) and received an additional 30 shares of common stock.  On December 1, 2016, the Company loaned an additional $500,000 to U.S. Technologies increasing the total amount outstanding to $5.5 million.  On December 13, 2016, the Company loaned an additional $475,000 to MVC Automotive increasing the amount outstanding on the bridge loan to approximately $3.8 million.  The maturity date was also extended to December 31, 2017.

Current commitments include:

Commitments to Portfolio Companies:

At January 31, 2017 and October 31, 2016, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at January 31, 2017
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Portfolio Company	Amount Committed	Amount Funded at October 31, 2016
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Guarantees:

At January 31, 2017 and October 31, 2016, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at January 31, 2017
MVC Automotive	$4.1 million	—
RuMe	$1.0 million	—
Turf	$1.0 million	—
Total	$6.1 million	—

Guarantee	Amount Committed	Amount Funded at October 31, 2016
MVC Automotive	$6.3 million	—
RuMe	$1.0 million	—
Turf	$1.0 million	—
Total	$8.3 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At January 31, 2017, the Valuation Committee estimated the combined fair values of the guarantee obligations noted above to be approximately -$237,000 or a liability of $237,000.

These guarantees are further described below, together with the Company’s other commitments.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  Over time, Erste Bank, the bank extending the mortgage to MVC Automotive, increased the amount of the mortgage. The balance of the guarantee as of January 31, 2017 is approximately 3.8 million Euro (equivalent to approximately $4.1 million).

The Company guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank, which had a fair value of -$10,000 or a liability of $10,000 as of January 31, 2017.

The Company guaranteed $1.0 million of RuMe’s indebtedness to Colorado Business Bank, which had a fair value of approximately -$227,000 or a liability of $227,000 as of January 31, 2017.

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

Additional capital may be called for follow-on investments in existing portfolio companies of the PE Fund or to pay operating expenses of the PE Fund until the partnership is no longer extended.  On December 23, 2016, the Company received proceeds of approximately $12.2 million from the PE Fund related to the sale of AccuMed Corp., a portfolio company of the PE Fund.  The Company’s pro-rata share of the PE Fund’s investment in AccuMed Corp. totaled approximately $2.4 million, resulting in a realized gain of approximately $9.8 million.  As of January 31, 2017, $14.6 million of the Company’s commitment has been contributed.

During the fiscal year ended October 31, 2016, the Company agreed to cash collateralize a $500,000 working capital line of credit for an entity partially owned by MVC Environmental provided by Branch Banking and Trust Company (“BB&T”), which is still a commitment of the Company as of January 31, 2017.

During the fiscal year ended October 31, 2016, the Company agreed to cash collateralize a $300,000 third party working capital line of credit for RuMe, which is still a commitment of the Company as of January 31, 2017.

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

On May 3, 2013, the Company sold approximately $33.9 million of additional Senior Notes in a direct offering.  The additional Senior Notes will also mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Notes bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  As of January 31, 2017, the Senior Notes had a total outstanding amount of approximately $114.4 million; net of deferred financing fees the balance was approximately $112.4 million, with a market value of approximately $116.0 million. The market value of the Senior Notes is based on the closing price of the security as of January 31, 2017 on the New York Stock Exchange (NYSE:MVCB).

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with BB&T. On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  On December 1, 2015, Credit Facility II was renewed and expired on May 31, 2016, at which time all outstanding amounts under it were due and repaid.  On June 30, 2016, Credit Facility II was renewed and reduced to a $50 million revolving credit facility, which expires on February

28, 2017.  At October 31, 2016, the balance of Credit Facility II was $35.0 million.  During the quarter ended January 31, 2017, the Company’s net repayments on Credit Facility II were $10.0 million, resulting in an outstanding balance of $25.0 million at January 31, 2017.  See “Subsequent Events” for more information. Credit Facility II is used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 125 basis points.  In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid closing fees, legal and other costs associated with these transactions.  These costs will be amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.

On December 9, 2015, the Company entered into a three-year, $50 million revolving borrowing base credit facility (“Credit Facility III”) with Santander Bank N.A. as a lender and lead agent and Wintrust Bank as a lender and syndication agent.  As of October 31, 2016 and January 31, 2017, there was no outstanding balance on Credit Facility III.  Credit Facility III can, under certain conditions, be increased up to $85 million.  The new facility bears an interest rate of LIBOR plus 3.75% or the prime rate plus 1% (at the Company’s option), and includes a 1% closing fee of the commitment amount and a 0.75% unused fee.  The compensating balance for the revolving credit facility is $10.0 million.

The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

Subsequent Events

On February 21, 2017, the Company repaid Credit Facility II in full, including all accrued interest.

On February 28, 2017, Credit Facility II was renewed and increased to a $100 million revolving credit facility, which expires on August 31, 2017.  There was no change to the interest rate or unused fee on the revolving credit facility.       The Company paid closing costs associated with this transaction of approximately $189,000.

On March 7, 2017, the Company exchanged its shares of MVC Turf, the holding company which owned the Company’s LLC interest in Turf Products, for approximately $3.8 million of additional subordinated debt in Turf Products.  This additional subordinated debt increases the Company’s existing subordinated debt investment to approximately $7.7 million.   The $7.7 million of subordinated debt will have an interest rate of 10% and matures on August 8, 2020.  The Company’s warrant and guarantee were also retired as a part of this recapitalization.  The Company also received a distribution from MVC Turf prior to the exchange of approximately $323,000.

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

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments, and escrow receivables, which represent approximately 85.13% of the Company’s total assets at January 31, 2017.  As discussed in Note 8 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. The Company may make short-term investments in 90-day Treasury Bills or longer-term treasury notes, which are federally guaranteed securities, or other investments, including exchange-traded funds, private investment funds and designated money market accounts, pending investments in portfolio companies made pursuant to our principal investment strategy.

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

At January 31, 2017, approximately 81.74% of our total assets represented portfolio investments recorded at fair value.

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

On October 31, 2016, the Company had a net capital loss carryforward of approximately $50.2 million. The Company had approximately $18.1 million in unrealized losses associated with Legacy Investments as of January 31, 2017.  If we experience an aggregate 50% shift in the ownership of our common stock from shareholder transactions over a three year period (e.g., if a shareholder acquires 5% or more of our outstanding shares of common stock, or if a shareholder who owns 5% or more of our outstanding shares of common stock significantly increases or decreases its investment in the Company), our ability to utilize our capital loss carryforwards to offset future capital gains may be severely limited.  Further, in the event that we are deemed to have failed to meet the requirements to qualify as a RIC, our ability to use our capital loss carryforwards could be adversely affected.   Please see Note 12 of our consolidated financial statements “Tax Matters” for more information.

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

As of January 31, 2017, we borrowed $25 million under our short-term credit facility, Credit Facility II (as defined above), which is due on February 28, 2017.  Further, we have approximately $114.4 million in aggregate principal amount of Senior Notes (as defined above), due on January 15, 2023.  See Note 16 Subsequent Events for additional information.

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

As of January 31, 2017, 1.3% of the Company’s assets consisted of Legacy Investments.  These investments were made pursuant to the Company’s prior investment objective of seeking long-term capital appreciation from venture capital investments in information technology companies. Generally, a cash return may not be received on these investments until a “liquidity event,” i.e., a sale, public offering or merger, occurs. Until then, these Legacy Investments remain in the Company’s portfolio. The Company is managing them to seek to realize maximum returns.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of portfolio companies and/or in a limited number of industries.  As of January 31, 2017, the fair value of our largest investment, U.S. Gas & Electric, Inc. (“U.S. Gas”), comprised 35.7% of our net assets.  Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may continue to be significantly represented among our investments.  To the extent that we have large positions in the securities of a small number of portfolio companies, we are subject to an increased risk of significant loss should the performance or financial condition of these portfolio companies or their respective industries deteriorate.  We may also be more susceptible to any single economic or regulatory occurrence as a result of holding large positions in a small number of portfolio companies.  See the risk factor below regarding the industry in which U.S. Gas operates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management with the participation of the individual who performs the functions of the Principal Executive Officer (the “CEO”) and the individual who performs the functions of a Principal Financial Officer (the “CFO”), has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this report. Based upon that evaluation, management has concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

A description of the risk factors associated with our business is set forth in the “Quantitative and Qualitative Disclosures about Market Risk” section, above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities for the quarter ended January 31, 2017.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

(a)                                 Exhibits

Exhibit No.	Exhibit

10	Ninth Amendment to the Secured Revolving Credit Agreement

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

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

Date: March 13, 2017
/s/ Michael Tokarz
Michael Tokarz

In the capacity of the officer who performs the functions of Principal Executive Officer.

MVC CAPITAL, INC.

Date: March 13, 2017
/s/ Scott Schuenke
Scott Schuenke

In the capacity of the officer who performs the functions of Principal Financial Officer.