Form 10-Q
period 2017-04-30
MVC CAPITAL, INC.
filed 2017-06-08
CIK 1099941

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

There were 22,556,412 shares of the registrant’s common stock, $.01 par value, outstanding as of June 8, 2017.

MVC Capital, Inc.

(A Delaware Corporation)

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.

Consolidated Balance Sheets

	April 30,	October 31,
	2017	2016
	(Unaudited)
ASSETS

Assets
Cash	$29,253,012	$19,819,548
Restricted cash (cost $300,176 and $800,527)	300,176	800,527
Cash equivalents (cost $1,011,158 and $394,612)	1,011,158	394,612
Investments at fair value
U.S. Treasury obligations (cost $24,958,878 and $34,998,593)	24,983,272	34,991,681
Non-control/Non-affiliated investments (cost $161,200,340 and $150,348,963)	135,712,553	123,189,755
Affiliate investments (cost $127,902,880 and $130,484,393)	166,360,899	169,426,770
Control investments (cost $82,220,364 and $93,878,518)	56,845,817	67,503,229
Total investments at fair value (cost $396,282,462 and $409,710,467)	383,902,541	395,111,435
Escrow receivables, net of reserves	5,232,415	9,151,805
Dividends and interest receivables, net of reserves	1,123,115	3,595,357
Deferred financing fees	1,002,489	1,201,473
Fee and other receivables	2,204,938	2,098,625
Prepaid expenses	434,282	192,712

Total assets	$424,464,126	$432,366,094

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Senior notes[1]	$112,454,895	$112,283,745
Revolving credit facility II	25,000,000	35,000,000
Provision for incentive compensation (Note 11)	2,595,592	1,946,555
Professional fees payable	487,769	583,049
Management fee payable	1,271,777	1,290,230
Accrued expenses and liabilities	622,001	715,538
Guarantees	136,196	—
Interest payable	350,297	348,525
Management fee payable - Asset Management	61,736	151,053
Consulting fees payable	273,677	151,943
Portfolio fees payable - Asset Management	295,392	336,297
Taxes payable	1,094	1,381

Total liabilities	143,550,426	152,808,316

Commitments and Contingencies (Note 10)

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 28,304,448 shares issued and 22,556,412 and 22,556,412 shares outstanding as of April 30, 2017 and October 31, 2016, respectively	283,044	283,044
Additional paid-in-capital	418,298,709	418,298,709
Accumulated earnings	122,924,714	128,135,727
Dividends paid to stockholders	(151,202,372)	(145,112,140)
Accumulated net realized loss	(40,639,664)	(51,542,156)
Net unrealized depreciation	(12,237,779)	(13,992,454)
Treasury stock, at cost, 5,748,036 and 5,748,036 shares held, respectively	(56,512,952)	(56,512,952)

Total shareholders’ equity	280,913,700	279,557,778

Total liabilities and shareholders’ equity	$424,464,126	$432,366,094

Net asset value per share	$12.45	$12.39

1 Reflects reductions of approximately $2.0 million and approximately $2.1 million as of April 30, 2017 and October 31, 2016, respectively, related to the reclassification of the unamortized debt issuance costs related the the Senior notes

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Six Month Period	For the Six Month Period
	November 1, 2016 to	November 1, 2015 to
	April 30, 2017	April 30, 2016
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$—	$284
Affiliate investments	—	10,000,000
Control investments	—	97,101

Total dividend income	—	10,097,385

Interest income
Non-control/Non-affiliated investments	3,753,071	5,960,781
Affiliate investments	1,075,970	1,135,384
Control investments	332,771	162,790

Total interest income	5,161,812	7,258,955

Payment-in-kind/Deferred interest income
Non-control/Non-affiliated investments	557,217	2,694,080
Affiliate investments	374,104	258,261
Control investments	96,559	77,690

Total payment-in-kind/Deferred interest income	1,027,880	3,030,031

Fee income
Non-control/Non-affiliated investments	144,642	66,805
Affiliate investments	353,333	364,000
Control investments	52,420	2,381,250

Total fee income	550,395	2,812,055

Fee income - Asset Management [1]
Portfolio fees	420,461	497,823
Management fees	148,010	248,935

Total fee income - Asset Management	568,471	746,758

Total operating income	7,308,558	23,945,184

Operating Expenses:
Interest and other borrowing costs	5,143,949	5,126,214
Management fee	3,510,042	3,937,338
Net Incentive compensation (Note 11)	1,745,117	(1,094,949)
Consulting fees	548,555	579,202
Audit & tax preparation fees	527,000	135,600
Legal fees	509,410	583,056
Other expenses	480,654	243,107
Portfolio fees - Asset Management [1]	315,345	373,367
Directors’ fees	212,514	215,000
Insurance	141,016	152,217
Management fee - Asset Management [1]	111,008	186,701
Administration	99,247	111,041
Public relations fees	91,000	92,000
Printing and postage	36,265	20,221

Total operating expenses	13,471,122	10,660,115

Less: Voluntary Expense Waiver by Adviser [2]	(75,000)	(75,000)
Less: Voluntary Management Fee Waiver by Adviser [3]	(877,511)	(984,335)
Less: Voluntary Incentive Fee Waiver by Adviser [4]	—	(1,000,000)

Total waivers	(952,511)	(2,059,335)

Net operating (loss) income before taxes	(5,210,053)	15,344,404

Tax Expenses:
Current tax expense	960	878

Total tax expense	960	878

Net operating (loss) income	(5,211,013)	15,343,526

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized gain (loss) on investments
Short term investments	183,087	(90,427)
Non-control/Non-affiliated investments	1,208	(7,636,535)
Affiliate investments	850,000	(46,414)
Control investments	9,863,648	(31,583,082)
Foreign currency	4,549	—

Total net realized gain (loss) on investments	10,902,492	(39,356,458)

Net unrealized appreciation on investments	1,754,675	25,067,972

Net realized and unrealized gain (loss) on investments	12,657,167	(14,288,486)

Net increase in net assets resulting from operations	$7,446,154	$1,055,040

Net increase in net assets per share resulting from operations	$0.33	$0.05

Dividends declared per share	$0.270	$0.440

Weighted average number of shares outstanding [4]	22,556,412	22,702,821

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

MVC Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Quarter	For the Quarter
	February 1, 2017 to	February 1, 2016 to
	April 30, 2017	April 30, 2016
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$—	$—
Affiliate investments	—	10,000,000

Total dividend income	—	10,000,000

Interest income
Non-control/Non-affiliated investments	2,245,969	2,971,995
Affiliate investments	490,651	562,011
Control investments	199,298	83,091

Total interest income	2,935,918	3,617,097

Payment-in-kind/Deferred interest income
Non-control/Non-affiliated investments	254,256	1,434,660
Affiliate investments	194,400	167,964
Control investments	34,601	38,418

Total payment-in-kind/Deferred interest income	483,257	1,641,042

Fee income
Non-control/Non-affiliated investments	71,745	14,546
Affiliate investments	173,333	182,500
Control investments	14,920	37,500

Total fee income	259,998	234,546

Fee income - Asset Management [1]
Portfolio fees	184,597	248,415
Management fees	64,788	114,573

Total fee income - Asset Management	249,385	362,988

Total operating income	3,928,558	15,855,673

Operating Expenses:
Interest and other borrowing costs	2,605,853	2,497,428
Management fee	1,696,127	1,958,047
Net Incentive compensation (Note 11)	985,343	1,135,039
Legal fees	430,885	419,056
Consulting fees	273,000	356,851
Portfolio fees - Asset Management [1]	138,447	186,311
Other expenses	113,208	120,922
Directors’ fees	106,000	105,000
Audit & tax preparation fees	72,000	—
Insurance	68,797	72,300
Administration	48,601	49,723
Management fee - Asset Management [1]	48,591	85,929
Public relations fees	44,000	44,000
Printing and postage	15,258	5,527

Total operating expenses	6,646,110	7,036,133

Less: Voluntary Expense Waiver by Adviser [2]	(37,500)	(37,500)
Less: Voluntary Management Fee Waiver by Adviser [3]	(424,032)	(489,512)
Less: Voluntary Incentive Fee Waiver by Adviser [4]	—	(1,000,000)

Total waivers	(461,532)	(1,527,012)

Net operating (loss) income before taxes	(2,256,020)	10,346,552

Tax Expenses:
Current tax expense	480	439

Total tax expense	480	439

Net operating (loss) income	(2,256,500)	10,346,113

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized (loss) gain on investments
Short term investments	85,903	—
Non-control/Non-affiliated investments	1,208	—
Affiliate investments	850,000	24,854
Control investments	(1,059,375)	177,205
Foreign currency	—	—

Total net realized (loss) gain on investments	(122,264)	202,059

Net unrealized appreciation (depreciation) on investments	5,447,496	(4,501,823)

Net realized and unrealized gain (loss) on investments	5,325,232	(4,299,764)

Net increase in net assets resulting from operations	$3,068,732	$6,046,349

Net increase in net assets per share resulting from operations	$0.14	$0.26

Dividends declared per share	$0.135	$0.135

Weighted average number of shares outstanding [4]	22,556,412	22,702,821

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

MVC Capital, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Month Period	For the Six Month Period
	November 1, 2016 to	November 1, 2015 to
	April 30, 2017	April 30, 2016
Cash flows from Operating Activities:
Net decrease in net assets resulting from operations	$7,446,154	$1,055,040
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	(10,902,492)	39,356,458
Net change in unrealized (appreciation) depreciation	(1,754,675)	(25,067,972)
Amortization of premiums (discounts) and fees	(127,216)	(398)
Increase in accrued payment-in-kind dividends and interest	(918,545)	(4,832,830)
Amortization of deferred financing fees	557,634	514,789
Changes in operating assets and liabilities:
Restricted cash	500,351	499,857
Restricted cash equivalents	—	5,503,000
Dividends, interest and fees receivable	2,472,242	2,384,867
Fee and other receivables	(106,313)	269,885
Escrow receivables, net of reserves	3,919,390	(8,577,755)
Prepaid expenses	(241,570)	27,470
Incentive compensation (Note 11)	649,037	(2,094,949)
Other liabilities	(214,273)	(1,099,668)
Purchases of equity investments	(59,375)	(1,992,242)
Purchases of debt instruments	(5,151,147)	(25,973,805)
Purchases of short-term investments	(49,954,511)	(84,895,819)
Proceeds from equity investments (1)	15,554,570	36,621,814
Proceeds from debt instruments	4,480,843	10,799,150
Sales/maturities of short-term investments	60,177,638	139,662,416

Net cash provided by operating activities	26,327,742	82,159,308

Cash flows from Financing Activities:
Borrowings from revolving credit facility	50,000,000	99,300,000
Repayments from revolving credit facility	(60,000,000)	(154,300,000)
Repayments from bridge loan	—	(8,000,000)
Financing fees paid	(187,500)	(1,792,058)
Distributions paid to shareholders	(5,957,039)	(9,989,241)
Repurchases of common stock under dividend reinvestment plan	(133,193)	—

Net cash used in financing activities	(16,277,732)	(74,781,299)

Net change in cash and cash equivalents for the period	10,050,010	7,378,009

Cash and cash equivalents, beginning of period	$20,214,160	$10,311,567

Cash and cash equivalents, end of period	$30,264,170	$17,689,576

(1) For the six month period ended April 30, 2017, proceeds from equity investments includes $800,859, in escrow receivables, net of reserves.

During the six month periods ended April 30, 2017 and 2016 MVC Capital, Inc. paid $4,214,601 and $4,557,783 in interest expense, respectively.

During the six month periods ended April 30, 2017 and 2016 MVC Capital, Inc. paid $1,278 and $641 in income taxes, respectively.

Non-cash activity:

During the six month periods ended April 30, 2017 and 2016, MVC Capital, Inc. recorded payment in-kind dividend and interest of $918,545 and $4,832,830, respectively. This amount was added to the principal balance of the investments and recorded as dividend/interest income.

During the six month periods ended April 30, 2017 and 2016, the Plan Agent purchased 15,127 and 26,180 shares of common stock in the open market in order to satisfy the reinvestment portion of our dividends.

On December 24, 2015, as part of Inland’s restructuring, the Company obtained a $6.0 million senior secured loan to MVC Environmental, Inc. and received 950 common shares in MVC Environmental, Inc.

On March 7, 2017, the Company exchanged its shares of MVC Turf, the holding company which owned the Company’s LLC interest in Turf, for approximately $3.8 million of additional subordinated debt in Turf.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Changes in Net Assets

	For the Six Month Period	For the Six Month Period
	November 1, 2016 to	November 1, 2015 to	For the Year Ended
	April 30, 2017	April 30, 2016	October 31, 2016
	(Unaudited)	(Unaudited)
Operations:
Net operating (loss) gain	$(5,211,013)	$15,343,526	$19,327,746
Net realized gain (loss) on investments	10,902,492	(39,356,458)	(45,157,415)
Net change in unrealized appreciation on investments	1,754,675	25,067,972	28,627,844

Net increase in net assets from operations	7,446,154	1,055,040	2,798,175

Shareholder Distributions from:
Income	(6,090,232)	(9,989,241)	(16,099,238)
Return of capital	—	—	—

Net decrease in net assets from shareholder distributions	(6,090,232)	(9,989,241)	(16,099,238)

Capital Share Transactions:
Issuance of common stock under dividend reinvestment plan	133,193	—	328,509
Repurchase of common stock under dividend reinvestment plan	(133,193)	—	(328,509)
Repurchase of common stock	—	—	(1,216,746)

Net decrease in net assets from capital share transactions	—	—	(1,216,746)

Total increase (decrease) in net assets	1,355,922	(8,934,201)	(14,517,809)

Net assets, beginning of period/year	279,557,778	294,075,587	294,075,587

Net assets, end of period/year	$280,913,700	$285,141,386	$279,557,778

Common shares outstanding, end of period/year	22,556,412	22,702,821	22,556,412

Undistributed net operating income	$—	$5,354,285	$3,228,508

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

	For the Six Month Period		For the Six Month Period		For the
	November 1, 2016 to		November 1, 2015 to		Year Ended
	April 30, 2017		April 30, 2016		October 31, 2016
	(Unaudited)		(Unaudited)

Net asset value, beginning of period/year	$12.39		$12.95		$12.95

Gain from operations:
Net operating (loss) gain	(0.23)		0.68		0.85
Net realized and unrealized gain (loss) on investments	0.56		(0.63)		(0.73)

Total gain from investment operations	0.33		0.05		0.12

Less distributions from:
Income	(0.27)		(0.44)		(0.71)
Return of capital	—		—		—

Total distributions	(0.27)		(0.44)		(0.71)

Capital share transactions
Anti-dilutive effect of share repurchase program	—		—		0.03

Total capital share transactions	—		—		0.03

Net asset value, end of period/year	$12.45		$12.56		$12.39

Market value, end of period/year	$9.04		$7.43		$8.69

Market discount	(27.39)%		(40.84)%		(29.86)%

Total Return - At NAV (a)	2.68%		0.44%		1.26%

Total Return - At Market (a)	7.25%		(5.33)%		14.32%

Ratios and Supplemental Data:

Portfolio turnover ratio	0.55%		8.70%		13.74%

Net assets, end of period/year (in thousands)	$280,914		$285,142		$279,558

Ratios to average net assets:
Expenses including tax expense	9.00	% (c)	6.02	% (c)	6.35%
Expenses excluding tax expense	9.00	% (c)	6.02	% (c)	6.35%

Net operating (loss) income before tax expense	(3.75	)% (c)	10.75	% (c)	6.81%
Net operating (loss) income after tax expense	(3.75	)% (c)	10.75	% (c)	6.81%

Ratios to average net assets excluding waivers:
Expenses including tax expense	9.69	% (c)	7.47	% (c)	7.43%
Expenses excluding tax expense	9.69	% (c)	7.47	% (c)	7.43%

Net operating (loss) income before tax expense	(4.43	)% (c)	9.31	% (c)	5.74%
Net operating (loss) income after tax expense	(4.43	)% (c)	9.31	% (c)	5.74%

(a) Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the period/year.

(b) Supplemental Ratio information

Ratios to average net assets: (b)
Expenses excluding incentive compensation	7.75	% (c)	6.79	% (c)	7.07%
Expenses excluding incentive compensation, interest and other borrowing costs	4.05	% (c)	3.20	% (c)	3.47%

Net operating income (loss) before incentive compensation	(2.49	)% (c)	9.98	% (c)	6.09%
Net operating income before incentive compensation, interest and other borrowing costs	1.21	% (c)	13.57	% (c)	9.69%

Ratios to average net assets excluding waivers: (b)
Expenses excluding incentive compensation	8.43	% (c)	8.24	% (c)	8.15%
Expenses excluding incentive compensation, interest and other borrowing costs	4.73	% (c)	4.65	% (c)	4.55%

Net operating income (loss) before incentive compensation	(3.18	)% (c)	8.54	% (c)	5.02%
Net operating income before incentive compensation, interest and other borrowing costs	0.52	% (c)	12.13	% (c)	8.62%

(c) Annualized.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

April 30, 2017

(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value

Non-control/Non-affiliated investments- 48.31% (a, c, f, g)
Actelis Networks, Inc.	Technology Investment	Preferred Stock (150,602 shares) (d, i)		$5,000,003	—
Biogenic Reagents	Renewable Energy	Senior Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b, h, l)	$5,574,648	5,574,648	$5,191,932
		Senior Convertible Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b, h, l)	5,017,183	5,017,183	4,672,737
		Senior Note 12.0000% Cash, 4.0000% PIK, 06/30/2016 (b, h, l)	4,250,291	4,250,291	4,250,291
		Senior Subordinated Debt 12.0000% Cash, 4.0000% PIK, 06/30/2016 (b, h, l)	1,030,188	1,030,188	1,030,188
		Warrants (d)	2	620,077	—
				16,492,387	15,145,148
Biovation Acquisition Co.	Manufacturer of Laminate Material and Composites	Common Stock (90 shares) (d)		784,622	—
Custom Alloy Corporation	Manufacturer of Pipe Fittings and Forgings	Second Lien Loan 10.1000% Cash, 04/30/2020 (h, l)	24,425,298	24,425,298	18,040,230
		Unsecured Subordinated Loan 12.0000% Cash, 03/31/2018 (h, l)	3,000,000	3,000,000	2,506,189
				27,425,298	20,546,419
Dukane IAS,LLC	Welding Equipment Manufacturer	Second Lien Note 10.5000% Cash, 2.5000% PIK, 11/17/2020 (b, l)	7,164,410	7,059,897	7,236,055
FDS, Inc.	Software	Senior Subordinated Debt 12.0000% Cash, 11/30/2017 (l)	2,353,156	2,353,156	2,353,156
FOLIOfn, Inc.	Technology Investment - Financial Services	Preferred Stock (5,802,259 shares) (d, i)		15,000,000	5,804,000
HTI Technologies and Industries, Inc.	Electronic Component Manufacturing	Second Lien Note 12.0000% Cash, 2.0000% PIK, 06/21/2018 (b, l)	9,778,376	9,726,295	9,778,376
Initials, Inc.	Consumer Products	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK, 06/23/2020 (b, l)	4,818,874	4,818,874	4,612,901
Legal Solutions Holdings, Inc.	Business Services	Senior Subordinated Debt 12.0000% Cash, 4.0000% PIK, 09/12/2018 (b, l)	11,253,420	11,259,225	11,365,946
MainStream Data, Inc.	Technology Investment	Common Stock (5,786 shares) (d, i)		3,750,000	—
Morey’s Seafood International, LLC	Food Services	Second Lien Loan 10.0000% Cash, 4.0000% PIK, 08/12/2018 (b, h, l)	16,905,669	16,905,669	16,619,965
Pride Engineering, LLC	Manufacturer of Equipment Components	Second Lien Note 12.0000% Cash, 06/18/2021 (l)	5,056,133	4,980,241	5,107,483
Quantum Plastics, LLC	Manufacturer of Plastic Parts	Senior Subordinated Debt 12.0000% Cash, 03/10/2021 (l)	10,000,000	9,619,455	10,000,000
		Warrants (d)	1	392,792	1,420,188
				10,012,247	11,420,188
Thunderdome Restaurants, LLC	Restaurants	Second Lien Loan 12.0000% Cash, 06/10/2020 (l)	3,000,000	2,986,234	3,030,000
Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 10.0000% Cash, 08/07/2020 (a, b, l)	7,717,056	7,717,056	7,337,916
U.S. Spray Drying Holding Company	Specialty Chemicals	Class B Common Stock (784 shares) (d)		5,488,000	5,850,000
		Secured Loan 12.0000% Cash, 04/30/2019 (l)	1,500,000	1,500,000	1,500,000
				6,988,000	7,350,000
United States Technologies, Inc.	Electronics Manufacturing and Repair	Senior Lien Loan 10.5000% Cash, 07/17/2020 (l)	5,500,000	5,491,136	5,555,000
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Second Lien Loan 12.0000% Cash, 08/21/2022 (l)	2,450,000	2,450,000	2,450,000

Sub Total Non-control/Non-affiliated investments				161,200,340	135,712,553

Affiliate investments - 59.22% (a, c, f, g)
Advantage Insurance Holdings LTD	Insurance	Preferred Stock (750,000 shares) (d, e)		7,500,000	8,659,416
Centile Holdings B.V.	Software	Common Equity Interest (d, e)		3,524,376	5,855,000
JSC Tekers Holdings	Real Estate Management	Common Stock (3,201 shares) (d, e)		4,500	—
		Preferred Stock (9,159,085 shares) (d, e)		11,810,188	3,758,000
				11,814,688	3,758,000
MVC Environmental, Inc.	Environmental Services	Senior Secured Loan 9.0000% PIK, 12/22/2020 (b, l)	6,718,599	6,718,599	6,718,599
		Common Stock (980 shares) (d)		3,140,375	759,505
				9,858,974	7,478,104
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d, e)		51,204,270	35,388,000
		Bridge Loan 5.0000% PIK, 12/31/2019 (b, e, l)	4,090,057	4,090,057	4,090,057
				55,294,327	39,478,057
SGDA Europe B.V.	Environmental Services	Common Equity Interest (d, e)		28,544,800	899,000
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan, 13.0000% Cash, 07/01/2019 (l)	7,500,000	7,500,000	7,500,000
		Unsecured Loan 10.0000% Cash, 4.0000% PIK , 07/01/2018 (b, l)	3,365,715	3,365,715	3,365,715
		Convertible Series I Preferred Stock (32,200 shares) (k, n)		500,000	89,367,607
		Convertible Series J Preferred Stock (8,216 shares) (n)		—	—
				11,365,715	100,233,322

Sub Total Affiliate investments				127,902,880	166,360,899

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments - (Continued)

April 30, 2017

(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value
Control investments - 20.24% (c, f, g)
Equus Total Return, Inc.	Registered Investment Company	Common Stock (4,444,644 shares) (d, l)		$10,030,272	$12,756,128
MVC Automotive Group GmbH	Automotive Dealerships	Common Equity Interest (a, d, e)		50,057,288	13,678,000
		Bridge Loan 6.0000% Cash, 12/31/2017 (a, e, l)	$3,797,093	3,797,093	3,797,093
				53,854,381	17,475,093
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (a, d, j, l)		11,452,452	16,414,761
		General Partnership Interest (a, d, j, l)		292,154	413,615
				11,744,606	16,828,376
RuMe Inc.	Consumer Products	Common Stock (5,297,548 shares) (a, d)		924,475	462,061
		Series C Preferred Stock (23,896,634 shares) (a, d)		3,410,694	5,485,789
		Series B-1 Preferred Stock (4,999,076 shares) (a, d)		999,815	2,002,663
		Subordinated Debt 10.0000% PIK, 10/07/2017 (a, b, l)	943,921	919,728	919,728
		Warrants (a, d)	1	336,393	915,979
				6,591,105	9,786,220

Sub Total Control investments				82,220,364	56,845,817

TOTAL PORTFOLIO INVESTMENTS - 127.77% (f)				$371,323,584	$358,919,269

U.S. Treasury Obligations - 8.89% (f, g)
U.S. Treasury Bill	U.S. Government Securities	1.8750% Cash, 03/31/2022 (m)	$24,920,000	$24,958,878	$24,983,272
Sub Total Short-Term Investments				24,958,878	24,983,272

Cash equivalents and restricted cash equivalents - 0.36% (f, g)
Fidelity Institutional Government Money Market Fund	Money Market Fund	Beneficial Shares (1,011,158 shares)		$1,011,158	$1,011,158
Total Cash equivalents and restricted cash equivalents				1,011,158	1,011,158

TOTAL INVESTMENT ASSETS - 137.02%				$397,293,620	$384,913,699

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

(c) All of the Company’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except MVC Automotive Group GmbH, Security Holdings B.V., SGDA Europe B.V., JSC Tekers Holdings, Centile Holdings B.V., Equus Total Return Inc., MVC Private Equity Fund L.P. and Advantage Insurance LTD. The Company makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d) Non-income producing assets.

(e) The principal operations of these portfolio companies are located in Europe and the Cayman Islands which represents approximately 18% of the total assets.  The remaining portfolio companies are located in North America which represents approximately 67% of the total assets.

(f) Percentages are based on net assets of $280,913,700 as of April 30, 2017.

(g) See Note 3 for further information regarding “Investment Classification.”

(h) All or a portion of the accrued interest on these securities have been reserved for.

(i) Legacy Investments.

(j) MVC Private Equity Fund, LP is a private equity fund focused on control equity investments in the lower middle market.  The fund currently holds four investments, three located in the United States and one in Gibraltar, the investments are in the energy, services, contract manufacturing, and industrial sectors.  The Company’s proportional share of Plymouth Rock Energy membership interest and loan, the Gibdock Limited equity interest and Focus Pointe preferred stock is $7,328,665, $3,948,145, $2,812,552, respectively.

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

April 30, 2017

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

On October 14, 2011, the Company formed a wholly-owned subsidiary, MVC Cayman, an exempted company incorporated in the Cayman Islands, to hold certain of its investments and to make certain future investments.  The results of MVCFS and MVC Cayman are consolidated into the Company’s financial statements and all inter-company accounts have been eliminated in consolidation.  Of the $30.3 million in cash and cash equivalents on the Company’s Consolidated Balance Sheets as of April 30, 2017, approximately $1.5 million was held by MVC Cayman.

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

During fiscal year ended October 31, 2014, MVC Turf, Inc. (“MVC Turf”) was consolidated with the Company as MVC Turf is an MVC wholly-owned holding company. The consolidation of MVC Turf did not have any material effect on the financial position or net results of operations of the Company.  On March 7, 2017, the Company exchanged its shares of MVC Turf, the holding company which owned the Company’s LLC interest in Turf Products, for approximately $3.8 million of additional subordinated debt in Turf Products.  The Company also received a distribution from MVC Turf, prior to the exchange, of approximately $323,000. The impact of the deconsolidation of MVC Turf on the Company’s financial condition and results of operations was immaterial.  As of April 30, 2017, MVC Turf is no longer consolidated with the Company.

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

4. Cash and Cash Equivalents

For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all money market and all highly liquid temporary cash investments purchased with an original maturity of less than three months to be cash equivalents. The Company places its cash and cash equivalents with financial institutions and cash held in bank accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit.  As of April 30, 2017, the Company had approximately $1.0 million in cash equivalents and approximately $29.3 million in cash totaling approximately $30.3 million.  Of the $30.3 million in cash and cash equivalents, approximately $1.5 million was held by MVC Cayman.

Restricted Cash and Cash Equivalents

Cash and cash equivalent accounts that are not available to the Company for day—to-day use and are legally restricted are classified as restricted cash. Restricted cash and cash equivalents are carried at cost, which approximates fair value.  During the fiscal year ended October 31, 2016, the Company agreed to cash collateralize a $500,000 working capital line of credit for an entity partially owned by MVC Environmental, Inc. (“MVC Environmental”) and a $300,000 letter of credit for RuMe, Inc. (“RuMe”).  During the six month period ended April 30, 2017, the cash collateral securing the MVC Environmental working capital line of credit was released and a new credit facility was entered into secured by a $1.0 million letter of credit.  The $1.0 million letter of credit for MVC Environmental is collateralized by the Company’s Credit Facility III (defined below).  The $300,000 letter of credit for RuMe is classified as restricted cash on the Company’s Consolidated Balance Sheets as of April 30, 2017.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows — Classification of Certain Cash Receipts and Cash Payments (Topic 230). The amendments provide guidance on eight specific cash flow issues in how certain cash receipts and cash payments are presented and classified in the statement of cash flows with the objective of reducing the existing diversity in practice. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted.  The Company does not expect to adopt ASU 2016-15 early and does not believe the standard will have a material impact on our financial statements, when adopted.

In October 2016, the FASB issued ASU 2016-17, to amend the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The ASU is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The Company does not expect the adoption of ASU 2016-17 to have a material impact on our financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The ASU is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company does not expect the adoption of ASU 2016-18 to have a material impact on our financial statements.

6. Investment Valuation Policy

Our investments are carried at fair value in accordance with the Accounting Standards Codification, Fair Value Measurement (“ASC 820”). In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of our Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction.  At April 30, 2017, we did not own restricted or unrestricted securities of any publicly traded company in which we have a majority-owned interest but did own one security in which we have a minority-owned interest.

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

At April 30, 2017 and October 31, 2016, approximately 81.55% and 81.37%, respectively, of total assets represented investments in portfolio companies recorded at fair value (“Fair Value Investments”).

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

7. Concentration of Market Risk

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments and escrow receivables (other than cash equivalents), which collectively represented approximately 85.79% and 85.41% of the Company’s total assets at April 30, 2017 and October 31, 2016, respectively. As discussed in Note 8, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the Company’s portfolio investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include foreign investments (which subject the Company to additional risks such as currency, geographic, demographic and operational risks), entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.  Additionally, we are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate.  As of April 30, 2017, the fair value of our largest investment, U.S. Gas & Electric, Inc. (“U.S. Gas”), comprised 23.6% of our total assets and 35.7% of our net assets.  The Company’s investments in short-term securities are generally in U.S. government securities, with a maturity of greater than three months but generally less than one year or other high quality and highly liquid investments.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents.

The following table shows the portfolio composition by industry grouping at fair value as a percentage of net assets as of April 30, 2017 and October 31, 2016.

	April 30, 2017	October 31, 2016
Energy Services	35.68%	35.83%
Electrical Engineering	14.05%	12.47%
Manufacturer of Pipe Fittings	7.31%	7.42%
Automotive Dealerships	6.22%	5.60%
Private Equity	5.99%	9.23%
Food Services	5.92%	5.43%
Renewable Energy	5.39%	5.42%
Consumer Products	5.13%	5.28%
Regulated Investment Company	4.54%	2.97%
Manufacturer of Plastics Parts	4.07%	3.60%
Business Services	4.05%	3.90%
Electronics Component Manufacturing	3.48%	3.46%
Insurance	3.08%	2.97%
Environmental Services	2.98%	3.33%
Software	2.92%	2.75%
Distributor - Landscaping and Irrigation Equipment	2.61%	2.77%
Specialty Chemicals	2.61%	2.91%
Welding Equipment Manufacturer	2.58%	2.53%
Technology Investment - Financial Services	2.07%	2.12%
Electronics Manufacturing and Repair	1.98%	1.81%
Manufacturer of Equipment Components	1.82%	1.83%
Real Estate Management	1.34%	1.33%
Restaurants	1.08%	1.08%
Iron Foundries	0.87%	2.75%
Manufacturer of Laminate Material and Composites	0.00%	0.03%
Port Facilities	0.00%	0.00%
	127.77%	128.82%

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•                                          Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date. We valued one of our investments using Level 1 inputs as of April 30, 2017.

•                                          Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly or other inputs that are observable or can be corroborated by observable market data. Additionally, the Company’s interests in Investment Vehicles that can be withdrawn by the Company at the net asset value reported by such Investment Vehicle as of the measurement date or within six months of the measurement date are generally categorized as Level 2 investments.  We did not value any of our investments using Level 2 inputs as of April 30, 2017.

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

The following fair value hierarchy tables set forth our investment related assets and liabilities by level as of April 30, 2017 and October 31, 2016 (in thousands):

	April 30, 2017
	Level 1	Level 2	Level 3	Investment measured at NAV	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$149,030	$—	$149,030
Common Stock	12,756	—	7,072	—	19,828
Preferred Stock	—	—	115,077	—	115,077
Warrants	—	—	2,336	—	2,336
Common Equity Interest	—	—	55,820	—	55,820
LP Interest of the PE Fund	—	—	—	16,415	16,415
GP Interest of the PE Fund	—	—	—	414	414
Guarantees	—	—	(136)	—	(136)
Escrow Receivable	—	—	5,232	—	5,232
Short-term investments	—	24,983	—	—	24,983
Total	$12,756	$24,983	$334,431	$16,829	$388,999

	October 31, 2016
	Level 1	Level 2	Level 3	Investment measured at NAV	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$141,893	$—	$141,893
Common Stock	8,311	—	9,524	—	17,835
Preferred Stock	—	—	115,195	—	115,195
Warrants	—	—	1,886	—	1,886
Common Equity Interest	—	—	53,811	—	53,811
LP Interest of the PE Fund	—	—	—	25,167	25,167
GP Interest of the PE Fund	—	—	—	631	631
LLC Interest	—	—	3,992	—	3,992
Guarantee	—	—	(291)	—	(291)
Escrow Receivable	—	—	9,152	—	9,152
Short-term investments	—	34,992	—	—	34,992
Total Investments, net	$8,311	$34,992	$335,162	$25,798	$404,263

A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.  Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur.  During the quarter ended April 30, 2017 and the year ended October 31, 2016, there were no transfers in and out of Level 1 or 2.

The following tables set forth a summary of changes in the fair value of investment related assets and liabilities measured using Level 3 inputs for the six month period ended April 30, 2017, and April 30, 2016 (in thousands):

	Balances, November 1, 2016	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, April 30, 2017	Total Loss for the Year Included in Earnings Attibutable to the Change in Unrealized Appreciation (Depreciation) on Investments held as of April 30, 2017
Senior/Subordinated Loans and credit facilities	$141,893	$(27)	$27	$1,764	$9,853	$(4,480)	$—	$149,030	$1,764
Common Stock	9,524	(1,863)	1,873	(1,888)	59	(633)	—	7,072	(1,834)
Preferred Stock	115,195	—	—	(118)	—	—	—	115,077	(118)
Warrants	1,886	413	(438)	827	—	(352)	—	2,336	889
Common Equity Interest	53,811	—	—	2,339	—	(330)	—	55,820	2,339
LLC Interest	3,992	609	(456)	—	—	(4,145)	—	—	—
Guarantees	(291)	—	13	142	—	—	—	(136)	139
Escrow Receivable	9,152	1,028	—	—	—	(4,948)	—	5,232	—
Total	$335,162	$160	$1,019	$3,066	$9,912	$(14,888)	$—	$334,431	$3,179

	Balances, November 1, 2015	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, April 30, 2016	Total Loss for the Year Included in Earnings Attibutable to the Change in Unrealized Appreciation (Depreciation) on Investments held as of April 30, 2016
Senior/Subordinated Loans and credit facilities	$138,471	$(6,526)	$7,593	$(5,339)	$36,818	$(19,764)	$—	$151,253	$(5,339)
Common Stock	7,953	(15,764)	15,764	277	3,081	—	—	11,311	277
Preferred Stock	149,026	(14,711)	14,088	(3,557)	—	(37,907)	—	106,939	(3,557)
Warrants	1,661	(1,111)	1,111	(113)	393	—	—	1,941	(113)
Common Equity Interest	69,677	—	—	(6,878)	1,599	—	—	64,398	(6,878)
LLC Interest	3,992	—	—	—	—	—	—	3,992	—
Guarantees	(41)	—	—	13	—	—	—	(28)	13
Escrow Receivable	293	(1,108)	—	—	11,014	(1,329)	—	8,870	—
Total	$371,032	$(39,220)	$38,556	$(15,597)	$52,905	$(59,000)	$—	$348,676	$(15,597)

(1)              Included in net realized gain (loss) on investments in the Consolidated Statements of Operations.

(2)              Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities disposed of during the quarter ended April 30, 2017 and April 30, 2016, respectively.

(3)              Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities held during the six month period ended April 30, 2017 and April 30, 2016, respectively.

(4)              Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for new securities.  For the six month period ended April 30, 2017 and April 30, 2016, a total of approximately $1.0 million and $4.8 million, respectively, of PIK interest and dividends and amortization of discounts and fees are included.

(5)              Includes decreases in the cost basis of investments resulting from principal repayments or sales.

In accordance with ASU 2011-04, the following tables summarize information about the Company’s Level 3 fair value measurements as of April 30, 2017 and October 31, 2016 (in thousands):

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range		Weighted
	4/30/2017	Valuation technique	Unobservable input	Low	High	average (a)

Common Stock (c) (d)	$7,072	Adjusted Net Asset Approach	Real Estate Appraisals	N/A	N/A	N/A

		Income Approach	Discount Rate	17.9%	17.9%	17.9%

		Market Approach	Revenue Multiple	1.3x	1.3x	1.3x
			Forward EBITDA Multiple	6.1x	7.0x	6.9x
			Illiquidity Discount	15.0%	15.0%	15.0%

Senior/Subordinated loans	$149,030	Market Approach	EBITDA Multiple	5.0x	8.8x	6.9x
and credit facilities (b) (d)			Forward EBITDA Multiple	6.1x	7.0x	6.8x
			Revenue Multiple	1.3x	1.3x	1.3x
			Discount to Letter of Intent	0.0%	10.0%	4.8%
			Illiquidity Discount	15.0%	15.0%	15.0%

		Income Approach	Required Rate of Return	10.8%	22.2	15.6%
			Discount Rate	15.6%	17.9%	17.0%

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A	N/A	N/A
			Discount to Net Asset Value	0.0%	25.5%	20.4%

Common Equity Interest	$55,820	Market Approach	Revenue Multiple	2.0x	2.0x	2.0x
			EBITDA Multiple	5.5x	7.0x	6.6x

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A	N/A	N/A
			Discount to Net Asset Value	0.0%	0.0%	0.0%

		Income Approach	Discount Rate	15.6%	18.0%	15.9%
			Perpetual Growth Rate of Free Cash Flow	3.0%	3.0%	3.0%

Preferred Stock (c)	$115,077	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%
			Real Estate Appraisals	N/A	N/A	N/A

		Market Approach	Revenue Multiple	1.3x	1.3x	1.3x
			EBITDA Multiple	5.0x	5.0x	5.0x
			% of AUM	0.81%	0.81%	0.81%
			Illiquidity Discount	30.0%	30.0%	30.0%
			Multiple of Book Value	1.0x	1.0x	1.0x
			EBT Multiple	15.0x	15.0x	15.0x
			Discount to Letter of Intent	0.0%	0.0%	0.0%

		Income Approach	Discount Rate	16.0%	16.0%	16.0%
			Perpetual Growth Rate of Free Cash Flow	2.5%	2.5%	2.5%

Warrants	$2,336	Market Approach	Revenue Multiple	1.3x	1.3x	1.3x
			Discount to Letter of Intent	10.0%	10.0%	10.0%

		Adjusted Net Asset Approach	Discount to Net Asset Value	25.5%	25.5%	25.5%

Guarantees	$(136)	Income Approach	Discount Rate	20.0%	20.0%	20.0%

Escrows	$5,232	Income Approach	Discount Rate	20.0%	20.0%	20.0%

Total	$334,431

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

For the Six Month Period Ended April 30, 2017

During the six month period ended April 30, 2017, the Company made 4 follow-on investments in existing portfolio companies that totaled approximately $5.1 million.  On November 9, 2016, the Company invested approximately $59,000 in MVC Environmental and received an additional 30 shares of common stock.  On December 1, 2016, the Company loaned an additional $500,000 to United States Technologies, Inc. (“U.S. Tech”) increasing the total amount outstanding to $5.5 million.  On December 13, 2016, the Company loaned an additional $475,000 to MVC Automotive Group GmbH (“MVC Automotive”) increasing the amount outstanding on the bridge loan to approximately $3.8 million.  The maturity date was also extended to December 31, 2017.  On April 3, 2017, the Company loaned Security Holdings B.V. (“Security Holdings”) approximately $4.1 million in the form of a bridge loan with an interest rate of 5% and a maturity date of December 31, 2019.

On December 23, 2016, the Company received proceeds of approximately $12.2 million from the PE Fund related to the sale of AccuMed Corp., a portfolio company of the PE Fund.  The Company’s pro-rata share of the PE Fund’s investment in AccuMed Corp. totaled approximately $2.4 million, resulting in a realized gain of approximately $9.8 million.  The Company later received an escrow distribution of approximately $416,000 and carried interest payments from the PE Fund totaling approximately $390,000 related to the sale, which were recorded as additional realized gains.

On January 4, 2017, Biovation Acquisition Company (“BAC”) repaid their senior loan in full, including all accrued interest totaling approximately $31,000.

On March 7, 2017, the Company exchanged its shares of MVC Turf, the holding company that owned the Company’s LLC interest in Turf Products, for approximately $3.8 million of additional subordinated debt in Turf Products.  This additional subordinated debt increases the Company’s existing subordinated debt investment to approximately $7.7 million.   The subordinated debt has an interest rate of 10% and matures on August 7, 2020.  The Company’s warrant and guarantee were also retired as a part of this recapitalization.  The Company also received a cash distribution from MVC Turf prior to the share exchange of approximately $323,000, which was treated as a return of capital.  The Company realized a gain of approximately $609,000 as a result of the share exchange.

On March 22, 2017, the Company sold its common stock and warrant in Vestal Manufacturing Enterprises, Inc. (“Vestal”) receiving proceeds of approximately $687,000 and approximately $413,000,

respectively.  This resulted in realized gains of approximately $437,000 and approximately $413,000 related to the common stock and warrant, respectively.  The Company also received a principal payment of approximately $4.1 million on its senior subordinated loan as part of Vestal’s refinancing resulting in an outstanding balance of approximately $2.5 million.  The new loan has an interest rate of 12% and a maturity date of August 21, 2022.

On April 7, 2017, the Company realized a loss of approximately $2.3 million on the sale of the common stock and the forgiveness of the loan to SIA Tekers Invest (“Tekers”).

On April 12, 2017, the Company received a principal payment from Pride Engineering, LLC (“Pride”) of approximately $79,000.

On April 24, 2017, Equus Total Return, Inc. (“Equus”) entered into a definitive agreement to acquire U.S. Gas (the “Equus Merger Agreement”).  Subject to closing, the transaction would be effected in two stages.  The first stage consists of Equus’ acquisition of more than 90% of U.S. Gas’ common and convertible preferred stock from the Company and certain other U.S. Gas stockholders in exchange for shares of Equus.  In the second stage, a wholly-owned subsidiary of Equus (formed to hold all such common and convertible preferred stock of U.S. Gas) would be merged with and into U.S. Gas, with U.S. Gas as the surviving corporation and wholly-owned by Equus, which will change its name to USG&E, Inc.  Closing of the transaction is subject to a number of conditions.  See Note 16 Subsequent Events for additional information.

On April 28, 2017, the Company received a principal payment from Morey’s Seafood International, LLC (“Morey’s”) of $262,000.

During the six month period ended April 30, 2017, the Company recorded a distribution of approximately $330,000 from Security Holdings, which was recorded as a return of capital.

During the quarter ended January 31, 2017, the Valuation Committee increased the fair value of the Company’s investments in: Advantage Insurance Holdings LTD (“Advantage”) preferred stock by approximately $136,000, Centile Holdings B.V. (“Centile”) equity interest by $340,000, Dukane IAS, LLC (“Dukane”) loan by approximately $71,000, Legal Solutions Holdings, Inc. (“Legal Solutions”) loan by approximately $112,000, Morey’s loan by approximately $462,000, Pride loan by approximately $51,000, Quantum Plastics, LLC (“Quantum”) loan by approximately $323,000 and warrant by approximately $1.0 million, Security Holdings equity interest by approximately $1.5 million, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $99,000, Turf Products, LLC (“Turf”) loan by approximately $7,000 and guarantee by approximately $3,000, RuMe Inc. (“RuMe”) guarantee by approximately $50,000 and the U.S. Tech loan by $5,000.  The Valuation Committee also increased the Ohio Medical Corporation (“Ohio Medical”) escrow by approximately $73,000 that was recorded as a realized gain.  In addition, increases in the cost basis and fair value of the loans to Vestal, HTI Technologies and Industries, Inc. (“HTI”), Legal Solutions, MVC Environmental, FDS, Inc. (“FDS”), RuMe, Dukane and U.S. Gas were due to the capitalization of PIK interest totaling $511,649.  The Valuation Committee also decreased the fair value of the Company’s investments in: BAC common stock by approximately $55,000, Custom Alloy Corporation (“Custom Alloy”) second lien and unsecured loans by a total of approximately $205,000, Foliofn, Inc. (“Foliofn”) preferred stock by $264,000, Initials, Inc. (“Initials”) loan by approximately $95,000, JSC Tekers Holdings (“JSC Tekers”) preferred stock by approximately $43,000, MVC Automotive equity interest by $307,000, MVC Environmental common stock by approximately $517,000, RuMe series C preferred stock by approximately $186,000, series B-1 preferred stock by approximately $9,000, common stock by approximately $42,000 and warrant by approximately $66,000, U.S. Spray Drying Holding Company (“SCSD”) common stock by $560,000, SGDA Europe B.V. (“SGDA Europe”) common equity interest by approximately $252,000 and Vestal loan by approximately $57,000, common stock by approximately $54,000 and warrant by approximately $62,000.

During the quarter ended April 30, 2017, the Valuation Committee increased the fair value of the Company’s investments in: Advantage preferred stock by approximately $219,000, Centile equity interest by $136,000, Dukane loan by approximately $1,000, Foliofn preferred stock by $128,000, JSC Tekers preferred stock by approximately $71,000, Legal Solutions loan by approximately $130,000, Morey’s loan by approximately $1.3 million, MVC Automotive equity interest by approximately $1.7 million, Quantum warrant by approximately $2,000, RuMe guarantee by approximately $91,000 and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $171,000.  The Valuation Committee also increased the Ohio Medical escrow by approximately $228,000 that was recorded as a realized gain.  In addition, increases in the cost basis and fair value of the loans to HTI, Legal Solutions, MVC Environmental, RuMe, Dukane and U.S. Gas were due to the capitalization of PIK interest totaling $406,896.  The Valuation Committee also decreased the fair value of the Company’s investments in: Initials loan by approximately $47,000, MVC Environmental common stock by approximately $410,000, RuMe series C preferred stock by approximately $164,000, series B-1 preferred stock by approximately $5,000, common stock by approximately $36,000 and warrant by approximately $72,000, SGDA Europe common equity interest by approximately $106,000, Security Holdings equity interest by approximately $962,000, Turf loan by approximately $246,000 and SCSD common stock by $215,000.

During the six month period ended April 30, 2017, the Valuation Committee increased the fair value of the Company’s investments in: Advantage preferred stock by approximately $355,000, Centile equity interest by $476,000, Dukane loan by approximately $72,000, JSC Tekers preferred stock by approximately $28,000, Legal Solutions loan by approximately $242,000, Morey’s loan by approximately $1.7 million, MVC Automotive equity interest by approximately $1.4 million, Pride loan by approximately $51,000, Quantum loan by approximately $323,000 and warrant by approximately $1.0 million, Security Holdings equity interest by approximately $534,000, U.S. Tech loan by $5,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $270,000, Turf guarantee by approximately $3,000 and the RuMe guarantee by approximately $141,000.  The Valuation Committee also increased the Ohio Medical escrow by approximately $301,000 that was recorded as a realized gain.  In addition, increases in the cost basis and fair value of the loans to Vestal, HTI, Legal Solutions, MVC Environmental, FDS, RuMe, Dukane and U.S. Gas were due to the capitalization of PIK interest totaling $918,545.  The Valuation Committee also decreased the fair value of the Company’s investments in: BAC common stock by approximately $55,000, Custom Alloy second lien and unsecured loans by a total of approximately $205,000, Foliofn preferred stock by $136,000, Initials loan by approximately $142,000, MVC Environmental common stock by approximately $927,000, RuMe series C preferred stock by approximately $350,000, series B-1 preferred stock by approximately $14,000, common stock by approximately $78,000 and warrant by approximately $138,000, Turf loan by approximately $239,000, SCSD common stock by $775,000, Vestal loan by approximately $57,000, common stock by approximately $54,000 and warrant by approximately $62,000 and the SGDA Europe common equity interest by approximately $358,000.

At April 30, 2017, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $358.9 million with a cost basis of $371.3 million.  At April 30, 2017, the fair value and cost basis of investments made by the Company’s former management team pursuant to the prior investment objective (“Legacy Investments”) was $5.8 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $353.1 million and $347.5 million, respectively.  At October 31, 2016, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $360.1 million with a cost basis of $374.7 million.  At October 31, 2016, the fair value and cost basis of Legacy Investments was $5.9 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $354.2 million and $350.9 million, respectively.

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

9. Commitments and Contingencies

Commitments to Portfolio Companies:

At April 30, 2017 and October 31, 2016, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at April 30, 2017
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Portfolio Company	Amount Committed	Amount Funded at October 31, 2016
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Guarantees:

At April 30, 2017 and October 31, 2016, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at April 30, 2017
MVC Automotive	$4.9 million	—
RuMe	$1.0 million	—
Total	$5.9 million	—

Guarantee	Amount Committed	Amount Funded at October 31, 2016
MVC Automotive	$6.3 million	—
RuMe	$1.0 million	—
Turf	$1.0 million	—
Total	$8.3 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At April 30, 2017, the Valuation Committee estimated the combined fair values of the guarantee obligations noted above to be approximately -$136,000 or a liability of approximately $136,000.

These guarantees are further described below, together with the Company’s other commitments.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  Over time, Erste Bank, the bank extending the mortgage to MVC Automotive, increased the amount of the mortgage. The balance of the guarantee as of April 30, 2017 is approximately 4.5 million Euro (equivalent to approximately $4.9 million).

The Company guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank.  On March 7, 2017, the Company exchanged its shares of MVC Turf, the holding company which owned the Company’s LLC interest in Turf Products, for approximately $3.8 million of additional subordinated debt in Turf Products.  The Company’s guarantee was retired as a part of this recapitalization.

The Company guaranteed $1.0 million of RuMe’s indebtedness to Colorado Business Bank, which had a fair value of approximately -$136,000 or a liability of $136,000 as of April 30, 2017.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  The investment period related to the PE Fund has ended.  Additional capital may be called for follow-on investments in existing portfolio companies of the PE Fund or to pay operating expenses of the PE Fund until the partnership is terminated.  During the six month period ended April 30, 2017, the Company received proceeds of approximately $12.6 million from the PE Fund related to the sale of AccuMed Corp., a portfolio company of the PE Fund.  The Company’s pro-rata share of the PE Fund’s investment in AccuMed Corp. totaled approximately $2.4 million, resulting in a realized gain of approximately $9.8 million.  As of April 30, 2017, $14.6 million of the Company’s commitment has been contributed.

During the fiscal year ended October 31, 2016, the Company agreed to cash collateralize a $500,000 working capital line of credit for an entity partially owned by MVC Environmental provided by Branch Banking and Trust Company (“BB&T”).  During the six month period ended April 30, 2017, the cash collateral securing the MVC Environmental working capital line of credit was released and a new credit facility was entered into secured by a $1.0 million letter of credit.  The $1.0 million letter of credit is collateralized by the Company’s Credit Facility III (defined below).

During the fiscal year ended October 31, 2016, the Company agreed to cash collateralize a $300,000 third party working capital line of credit for RuMe, which is still a commitment of the Company as of April 30, 2017.

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

On May 3, 2013, the Company sold approximately $33.9 million of additional Senior Notes in a direct offering.  The additional Senior Notes will also mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Notes bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  As of April 30, 2017, the Senior Notes had a total outstanding amount of approximately $114.4 million; net of deferred financing fees the balance was approximately $112.5 million, with a market value of approximately $116.3 million. The market value of the Senior Notes is based on the closing price of the security as of April 30, 2017 on the New York Stock Exchange (NYSE:MVCB).

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with BB&T. On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  On December 1, 2015, Credit Facility II was renewed and expired on May 31, 2016, at which time all outstanding amounts under it were due and repaid.  On June 30, 2016, Credit Facility II was renewed and reduced to a $50 million revolving credit facility, which expired on February 28, 2017, as of which time all outstanding amounts under it were due and repaid.  On February 28, 2017, Credit Facility II was renewed and increased to a $100 million revolving credit facility and will expire on August 31, 2017.  At October 31, 2016, the balance of Credit Facility II was $35.0 million.  During the six month period ended April 30, 2017, the Company’s net repayments on Credit Facility II were $10.0 million, resulting in an outstanding balance of $25.0 million at April 30, 2017.  See “Subsequent Events” for more information.  Credit Facility II is used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 125 basis points.  In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid closing fees, legal and other costs associated with these transactions.  These costs will be amortized over the life of the facility.  Borrowings under Credit Facility II are and will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.

On December 9, 2015, the Company entered into a three-year, $50 million revolving borrowing base credit facility (“Credit Facility III”) with Santander Bank N.A. as a lender and lead agent and Wintrust Bank as a lender and syndication agent.  As of October 31, 2016 and April 30, 2017, there was no outstanding balance on Credit Facility III.  Credit Facility III can, under certain conditions, be increased up to $85 million.  The new facility bears an interest rate of LIBOR plus 3.75% or the prime rate plus 1% (at the Company’s option), and includes a 1% closing fee of the commitment amount and a 0.75% unused fee.  The compensating balance for the revolving credit facility is $10.0 million.

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

On various dates, TTG Advisers and the Company entered into annual agreements to extend the expense cap of 3.5% to the 2011, 2012, 2013 and 2014 fiscal years (“Expense Limitation Agreement”).  The Company and the Adviser agreed to continue the expense cap into fiscal year 2015 and fiscal year 2016, though they lowered the expense cap to 3.25% and modified the methodology so that the cap is applied to limit the Company’s ratio of expenses to total assets less cash (the “Modified Methodology”), consistent with the asset level used to calculate the base management fee. (The expenses covered by the cap remain unchanged.)  On October 28, 2016, the Board of Directors, including all of the Independent Directors, approved the renewal of the Advisory Agreement for the 2017 fiscal year. Further, the Adviser agreed to continue to waive a portion of the base management fee so that it is reduced to 1.50% for fiscal year 2017. In March 2016, the Adviser agreed to modify its prior agreement to waive, effective November 1, 2015, the first $1.0 million of capital gains incentive fee due under the Advisory Agreement, such that the $1.0 million waiver of incentive fee would be applied to any incentive fee due under the agreement, whether it is a capital gains incentive fee or net operating income incentive fee.  Furthermore, the Company and the Adviser, similar to fiscal year 2016, agreed on an expense cap for fiscal year 2017 of 3.25% under the Modified Methodology.  The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2010 through 2017, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement for its allocable portion of the compensation payable to certain officers of the Company, which may not exceed $200,000 per year in the aggregate (the “Voluntary Waiver”).  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  As of April 30, 2017, the Company did not have an investment in an exchange traded fund.

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

At October 31, 2016, the provision for estimated incentive compensation was approximately $1.9 million.  During the six month period ended April 30, 2017, this provision for incentive compensation was increased by a net amount of approximately $700,000 to approximately $2.6 million, including both the pre-incentive fee net operating income and the capital gain incentive fee.  The net increase in the provision for incentive compensation during the six month period ended April 30, 2017, primarily reflects the Valuation Committee’s determination to increase the fair values of twelve of the Company’s portfolio investments (Advantage, Centile, Dukane, JSC Tekers, Legal Solutions, Morey’s, MVC Automotive, Pride, Quantum, Security Holdings, U.S. Tech and Equus) by a total of approximately $10.6 million. The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of nine of the Company’s portfolio investments (BAC, Custom Alloy, Initials, MVC Environmental, RuMe, Turf, SCSD, Vestal and SGDA Europe) by a total of approximately $3.3 million.  For the quarter ended April 30, 2016, a $2.1 million provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income exceeded the hurdle rate.  In March 2016, the Adviser agreed to modify its prior agreement to waive, effective November 1, 2015, the first $1.0 million of capital gains incentive fee due under the Advisory Agreement, such that the $1.0 million waiver of incentive fee would be applied to any incentive fee due under the agreement, whether it is a capital gains incentive fee or net operating income incentive fee.  As such, a $1.0 million incentive fee waiver was recorded during the quarter ended April 30, 2016 resulting in a net $1.1 million provision being recorded for the net operating income portion of the incentive fee.  During the six month period ended April 30, 2017, the Company paid the Adviser the previously accrued $1.1 million incentive fee payment related to the net operating income for the quarter ended April 30, 2016.  Also, for the quarter ended April 30, 2017, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income for the quarter did not exceed the hurdle rate.

At October 31, 2015, the provision for estimated incentive compensation was approximately $5.0 million.  During the fiscal year ended October 31, 2016, this provision for incentive compensation was decreased by a net amount of approximately $3.0 million to approximately $1.9 million, including both the pre-incentive fee net operating income and the capital gain incentive fee.  The net decrease in the provision for incentive compensation during the fiscal year ended October 31, 2016 primarily reflects the Valuation Committee’s determination to decrease the fair values of sixteen of the Company’s portfolio investments (Custom Alloy, MVC Automotive, Security Holdings, SGDA Europe, Tekers, Turf, JSC Tekers, RuMe, BAC, Biogenics, Morey’s, Ohio Medical, Equus, Legal Solutions, MVC Environmental and Initials by a total of approximately $32.0 million.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of ten of the Company’s portfolio investments (NPWT, Centile, SCSD, Agri-Carriers, RX, U.S. Gas, Advantage, Thunderdome, U.S. Tech and Vestal) by a total of approximately $8.5 million.  For the fiscal year ended October 31, 2016, no incentive compensation was paid.  Also, for the quarter ended October 31, 2016, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income for the quarter did not exceed the hurdle rate.

12. Tax Matters

On October 31, 2016, the Company had a net capital loss carryforward of approximately $50.2 million. The Company had approximately $17.9 million in unrealized losses associated with Legacy Investments as of April 30, 2017.

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the six month period ended April 30, 2017, the Company did not incur any interest or penalties.  Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS.  The fiscal years 2012 through 2016 for the Company and MVCFS remain subject to examination by the IRS.

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

For the Quarter Ended April 30, 2017

On April 13, 2017, the Company’s Board of Directors declared a dividend of $0.135 per share.  The dividend was paid on April 28, 2017 to shareholders of record on April 24, 2017 and totaled approximately $3.0 million.

During the quarter ended April 30, 2017, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 7,451 shares of our common stock at an average price of $9.01, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

SHARE REPURCHASE PROGRAM

On April 3, 2013, the Company’s Board of Directors authorized an expanded share repurchase program to opportunistically buy back shares in the market in an effort to narrow the market discount of its shares.  The previously authorized $5 million limit has been eliminated.  Under the repurchase program, shares may be repurchased from time to time at prevailing market prices. The repurchase program does not obligate the Company to acquire any specific number of shares and may be discontinued at any time.  The following table represents purchases made under our stock repurchase program for the fiscal years ended October 31, 2013 through fiscal year ended October 31, 2016.  There were no repurchases made during the six month period ended April 30, 2017.

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

The following table presents book basis segment data for the six month period ended April 30, 2017:

	MVC	MVCFS	Consolidated

Interest and dividend income	$6,188,325	$1,367	$6,189,692
Fee income	83,222	467,173	550,395
Fee income - asset management	—	568,471	568,471
Total operating income	6,271,547	1,037,011	7,308,558

Total operating expenses	10,246,860	3,224,262	13,471,122
Less: Waivers by Adviser	(378,071)	(574,440)	(952,511)
Total net operating expenses	9,868,789	2,649,822	12,518,611

Net operating loss before taxes	(3,597,242)	(1,612,811)	(5,210,053)

Tax expense	—	960	960
Net operating loss	(3,597,242)	(1,613,771)	(5,211,013)

Net realized gain on investments	10,649,639	252,853	10,902,492
Net unrealized appreciation (depreciation) on investments	1,911,452	(156,777)	1,754,675

Net increase (decrease) in net assets resulting from operations	$8,963,849	$(1,517,695)	$7,446,154

15. Significant Subsidiaries

We have determined that for the six month period ended April 30, 2017, Equus, an unconsolidated portfolio company, met the conditions of a significant subsidiary.  For the six month period ended April 30, 2016, each of MVC Automotive, Equus, RuMe and Tekers, unconsolidated portfolio companies, met the conditions of a significant subsidiary.  The financial information presented below includes summarized balance sheets as of March 31, 2017 (the last fiscal quarter-end prior to April 30, 2017) and March 31, 2016, and income statements for the period October 1, 2016 to March 31, 2017 and October 1, 2015 to March 31, 2016.  The financial information below is based on unaudited financial statements and was furnished by each portfolio company or derived from publicly available filings which, in any case, were not prepared by the Company. During the six month period ended April 30, 2017, the Company sold its investment in Tekers and it no longer has an investment in Tekers as of April 30, 2017, as a result, only March 31, 2016 financial information is included below.

Balance Sheet	RuMe	MVC Automotive	Tekers	RuMe	MVC Automotive
All numbers in thousands	As of March 31, 2017	As of March 31, 2017	As of March 31, 2016	As of March 31, 2016	As of March 31, 2016
Assets:
Total current assets	$2,606	$45,078	$24	$2,338	$46,907
Tota non-current assets	574	22,890	1,071	592	31,187
Total Assets	$3,180	$67,968	$1,095	$2,930	$78,094

Liabilities and Sharholders Equity:	$4,770	$52,496	$589	$3,246	$62,850
Current Liabilities
Long-term liablities	1,780	15,026	—	1,509	15,581
Shareholders Equity	(3,370)	446	506	(1,825)	(337)
Total Liablities and Shareholders Equity	$3,180	$67,968	$1,095	$2,930	$78,094

Balance Sheet	Equus	Equus
All numbers in thousands	As of March 31, 2017	As of March 31, 2016
Investments in portfolio securities at fair value	$30,406	$22,522
Cash, cash equivilents, tempory cash investments and restricted cash	45,812	29,579
Other assets	1,313	865
Total assets	$77,531	$52,966

Borrowing under margin account	34,999	14,999
Other liabilites	1,110	417
Total Liabilities	$36,109	$15,416

Net Assets	$41,422	$37,550

	RuMe	MVC Automotive	RuMe	Tekers	MVC Automotive
	For the Period from	For the Period from	For the Period from	For the Period from	For the Period from
Income Statement	October 1, 2016 to	October 1, 2016 to	October 1, 2015 to	October 1, 2015 to	October 1, 2015 to
All numbers in thousands	March 31, 2017	March 31, 2017	March 31, 2016	March 31, 2016	March 31, 2016
Net Sales & Revenue	$7,174	$77,523	$7,158	$—	$87,884
Cost of Sales	3,750	71,271	5,226	54	79,283
Gross Margin	3,424	6,252	1,932	(54)	8,601
Operating Expenses	3,277	6,861	2,844	5	9,665
Operating Income	147	(609)	(912)	(59)	(1,064)
Income Tax (Benefit)	—	148	—	—	41
Interest Expense	327	589	44	21	836
Other Expenses (Income), Net	31	(256)	15	3	192
Net Income (Loss)	$(211)	$(1,090)	$(971)	$(83)	$(2,133)

	Equus	Equus
Income Statement	For the Period from October 1, 2016 to	For the Period from October 1, 2015 to
All numbers in thousands	March 31, 2017	March 31, 2016
Investment income	$382	$360
Total expenses	3,558	1,406
Net investment loss	(3,176)	(1,046)
Net realized gain (loss)	(7)	(2)
Net change in unrealized appreciation (depreciation) of portfolio securities	2,286	1,100
Net change in unrealized depreciation of portfolio securities - related party	330	(154)
Net increase (decrease) in net assets resulting from operations	$(567)	$(102)

16. Subsequent Events

On May 3, 2017, the Company invested approximately $1.1 million in MVC Automotive common equity and loaned it approximately $1.1 million increasing the amount outstanding on the bridge loan to approximately $4.9 million.  The maturity date was also extended to June 30, 2018.

On May 19, 2017, the Company repaid Credit Facility II in full, including all accrued interest.

On May 23, 2017, the Boards of MVC and U.S. Gas provided notice to Equus of a superior proposal that had been received from Crius Energy Trust and of MVC’s and U.S. Gas’s intent to terminate the Equus Merger Agreement.  On May 30, 2017, MVC and U.S. Gas terminated the Equus Merger Agreement, and in connection with such termination and pursuant to the Equus Merger Agreement, U.S. Gas paid to Equus a termination fee of $2.5 million.

On May 30, 2017, U.S. Gas entered into a definitive agreement to be acquired by Crius Energy Trust for $172.5 million in a combination of cash, second-lien notes, and Crius trust units.  At the closing of the transaction and based on MVC’s ownership stake in U.S. Gas, MVC is expected to receive consideration of approximately $128.7 million (including the repayment of two outstanding loans to U.S. Gas and the payment of deferred consulting fees), a 28.4% premium over the last value for the Company’s investments in U.S. Gas as of April 30, 2017. The transaction is subject to a number of closing conditions, including, but not limited to, the approval of the Federal Energy Regulatory Commission (“FERC”)  under Section 203 of the Federal Power Act, the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, the approval of a majority of certain holders of U.S. Gas stock, U.S. Gas having completed all of its delivery obligations, U.S. Gas completing the actions contemplated by the transaction agreement, the execution of certain agreements as set out in the transaction agreement and executed resignations of each officer and director of certain U.S. Gas subsidiaries disclosed in the transaction agreement. The transaction is expected to be completed in early July.

On June 8, 2017, the Company received total proceeds of approximately $18.1 million for the repayment of the outstanding Biogenic loans. The total proceeds include repayment of all outstanding principal and a substantial portion of the unpaid accrued interest related to the loans that was previously reserved against in full beginning on April 1, 2016.

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

Selected Consolidated Financial Data

	For the Six Month Period Ended April 30, 2017	For the Six Month Period Ended April 30, 2016	Year Ended
	(Unaudited)	(Unaudited)	October 31, 2016
	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$6,190	$20,386	$32,698
Fee income	550	2,812	3,255
Fee income - asset management	569	747	1,414

Total operating income	7,309	23,945	37,367

Expenses:
Management fee	3,510	3,937	7,590
Portfolio fees - asset management	315	373	741
Management fee - asset management	111	187	319
Administrative	2,646	2,132	4,253
Interest and other borrowing costs	5,144	5,126	10,212
Net Incentive compensation (Note 11)	1,745	(1,095)	(2,030)

Total operating expenses	13,471	10,660	21,085

Expense waiver by Advisor	(75)	(75)	(150)
Voluntary management fee waiver by Advisor	(877)	(984)	(1,897)
Voluntary incentive fee waiver by Advisor	—	(1,000)	(1,000)
Total waiver by adviser	(952)	(2,059)	(3,047)

Total net operating expenses	12,519	8,601	18,038

Net operating (loss) income before taxes	(5,210)	15,344	19,329

Tax expense, net	1	1	2

Net operating (loss) income	(5,211)	15,343	19,327

Net realized and unrealized (loss) gain:
Net realized (loss) gain on investments	10,902	(39,356)	(45,157)
Net unrealized appreciation (depreciation) on investments	1,755	25,068	28,628

Net realized and unrealized (loss) gain on investments	12,657	(14,288)	(16,529)

Net increase (decrease) in net assets resulting from operations	$7,446	$1,055	$2,798

Per Share:
Net increase (decrease) in net assets per share resulting from operations	$0.33	$0.05	$0.12
Dividends per share	$0.270	$0.440	$0.710
Balance Sheet Data:
Portfolio at value	$358,919	$371,920	$360,120
Portfolio at cost	371,324	389,813	374,712
Total assets	424,464	441,713	434,491
Shareholders’ equity	280,914	285,141	279,558
Shareholders’ equity per share (net asset value)	$12.45	$12.56	$12.39
Common shares outstanding at period end	22,556	22,703	22,556
Other Data:
Number of Investments funded in period	4	9	15
Investments funded ($) in period	$5,124	$27,966	$43,968
Repayment/sales in period	20,035	47,421	75,105
Net investment activity in period	(14,911)	(19,455)	(31,137)

	2017		2016				2015
	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):

Total operating income	3,929	3,380	5,417	8,005	15,855	8,090	6,046	7,524	5,273	4,856

Management fee	1,696	1,814	1,721	1,932	1,958	1,979	1,900	1,899	2,066	1,980
Portfolio fees - asset management	138	177	183	185	186	187	187	189	187	204
Management fee - asset management	49	62	72	60	86	101	85	77	(18)	16
Administrative	1,172	1,474	802	1,319	1,174	958	1,685	1,136	1,325	1,159
Interest, fees and other borrowing costs	2,606	2,538	2,598	2,488	2,497	2,629	2,532	2,627	2,616	2,455
Net Incentive compensation	985	760	577	(1,512)	1,135	(2,230)	(771)	(3,404)	(3,462)	(2,120)
Total waiver by adviser	(461)	(491)	(467)	(521)	(1,527)	(532)	(37)	(38)	(37)	(38)
Tax expense	—	1	1	—	1	—	—	1	1	—
Net operating (loss) income before net realized and unrealized gains	(2,256)	(2,955)	(70)	4,054	10,345	4,998	465	5,037	2,595	1,200
Net increase (decrease) in net assets resulting from operations	3,069	4,377	5,279	(3,536)	6,046	(4,991)	(2,045)	(13,959)	(11,813)	(9,743)
Net increase (decrease) in net assets resulting from operations per share	0.14	0.19	0.23	(0.16)	0.26	(0.21)	(0.10)	(0.61)	(0.52)	(0.43)
Net asset value per share	12.45	12.45	12.39	12.27	12.56	12.43	12.95	13.18	13.93	14.58

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

The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. During the fiscal year ended October 31, 2016, the Company made six new investments and made 9 follow-on investments in 6 existing portfolio companies committing a total of approximately $44.2 million of capital to these investments.  During the six month period ended April 30, 2017, the Company made four follow-on investments in existing portfolio companies committing capital totaling approximately $5.1 million.

The Company’s prior investment objective was to achieve long-term capital appreciation from venture capital investments in information technology companies. Accordingly, the Company’s investments had focused on investments in equity and debt securities of information technology companies. As of April 30, 2017, approximately 1.4% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

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

We may also seek to achieve our investment objective by establishing a subsidiary or subsidiaries that would serve as general partner to a private equity or other investment fund(s).  In fact, during fiscal year 2006, we established MVC Partners for this purpose.  Furthermore, the Board of Directors authorized the establishment of a PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as the GP and which may raise up to $250 million.  On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund.  The PE Fund closed on approximately $104 million of capital commitments.  The Company’s Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company’s ability to make Non-Diversified Investments through the PE Fund. As previously disclosed, the Company is restricted in its ability to make Non-Diversified Investments.  For services provided to the PE Fund, the

GP and MVC Partners are together entitled to receive 25% of all management fees and other fees paid by the PE Fund and its portfolio companies and up to 30% of the carried interest generated by the PE Fund.  Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund.  In exchange for providing those services, and pursuant to the Board of Directors’ authorization and direction, TTG Advisers is entitled to receive the balance of the fees and any carried interest generated by the PE Fund and its portfolio companies.  Given this separate arrangement with the GP and the PE Fund, under the terms of the Company’s Advisory Agreement with TTG Advisers, TTG Advisers is not entitled to receive from the Company a management fee or an incentive fee on assets of the Company that are invested in the PE Fund. During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  Previously, MVC Partners was presented as a portfolio company on the Schedule of Investments.  The consolidation of MVC Partners has not had any material effect on the financial position or net results of operations of the Company.  Also, during fiscal year ended October 31, 2014, MVC Turf, Inc. (“MVC Turf”) was consolidated with the Company as MVC Turf is an MVC wholly-owned holding company.  The consolidation of MVC Turf did not have a material effect on the financial position or net results of operations of the Company.  On March 7, 2017, the Company exchanged its shares of MVC Turf for approximately $3.8 million of additional subordinated debt in Turf Products.  MVC Turf is no longer consolidated with the Company.  Please see Note 2 of our consolidated financial statements “Consolidation” for more information.

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

OPERATING INCOME

For the Six Month Period Ended April 30, 2017 and 2016. Total operating income was $7.3million and $23.9 million for the six month period ended April 30, 2017 and 2016, respectively, a decrease of approximately $16.6 million.

For the Six Month Period Ended April 30, 2017

Total operating income was $7.3 million for the six month period ended April 30, 2017. The decrease in operating income over the same period last year was primarily due to the decrease in dividend income and the decreases in interest earned on loans and fee income from the Company’s portfolio companies.  The Company earned approximately $6.2 million in interest income from investments in portfolio companies.  Of the $6.2 million recorded in interest income, approximately $1.0 million was “payment in kind” interest.  The “payment in kind” is computed at the contractual rate specified in each investment agreement and may be added to the principal balance of each investment. The Company’s debt investments yielded annualized rates from 5.0% to 16.0%.  The Company also received fee income from asset management of the PE Fund and its portfolio companies totaling approximately $568,000 and fee income from the Company’s portfolio companies of approximately $550,000, totaling approximately $1.1 million in fee income.  Of the $568,000 of fee income from asset management activities, 75% of the income is obligated to be paid to TTG Advisers.  However, under the PE Fund’s agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

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

OPERATING EXPENSES

For the Six Month Period Ended April 30, 2017 and 2016.  Operating expenses, net of Voluntary Waivers, were approximately $12.5 million and $8.6 million for the six month period ended April 30, 2017 and 2016, respectively, an increase of approximately $3.9 million.

For the Six Month Period Ended April 30, 2017

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $12.5 million or 9.00% of the Company’s average net assets, when annualized, for the six month period ended April 30, 2017.  Significant components of operating expenses for the six month period ended April 30, 2017 were interest and other borrowing costs of approximately $5.1 million and management fee expense paid by the Company of approximately $2.6 million, which is net of the voluntary management fee waiver of approximately $878,000.

The approximately $3.9 million increase in the Company’s net operating expenses for the six month period ended April 30, 2017 compared to the same period in 2016, was primarily due to the approximately $3.8 million increase in the estimated provision for incentive compensation expense, which takes into account the $1.0 million incentive fee waiver in 2016.  The portfolio fees - asset management are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  On October 28, 2016, the Board approved the renewal of the Advisory Agreement for the 2017 fiscal year. Further, the Adviser agreed to continue to waive a portion of the base management fee so that it is reduced to 1.50% for fiscal year 2017.  For the quarter ended April 30, 2016, a $2.1 million provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income exceeded the hurdle rate.  In March 2016, the Adviser agreed to modify its prior agreement to waive, effective November 1, 2015, the first $1.0 million of capital gains incentive fee due under the Advisory Agreement, such that the $1.0 million waiver of incentive fee would be applied to any incentive fee due under the agreement, whether it is a capital gains incentive fee or net operating income incentive fee.  As such, a $1.0 million incentive fee waiver was recorded during the quarter ended April 30, 2016 resulting in a net $1.1 million provision being recorded for the net operating income portion of the incentive fee.  During the six month period ended April 30, 2017, the Company paid the Adviser the previously accrued $1.1 million incentive fee payment related to the net operating income for the quarter ended April 30, 2016.  The Company and the Adviser, similar to fiscal year 2016, agreed on an expense cap for fiscal 2017 of 3.25% under the Modified Methodology.  The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2010 through 2017, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  As of April 30, 2017, the Company did not have an investment in an exchange traded fund.  Under the Modified Methodology, for the six month period ended April 30, 2017, the Company’s expense ratio was 2.97%, (taking into account the same carve outs as those applicable to the expense cap).

Pursuant to the terms of the Advisory Agreement, during the six month period ended April 30, 2017, the provision for incentive compensation was increased by a net amount of approximately $700,000 to approximately $2.6 million, including both the pre-incentive fee net operating income and the capital gains incentive fee.  The net increase in the provision for incentive compensation during the six month period ended April 30, 2017, primarily reflects the Valuation Committee’s determination to increase the fair values of twelve of the Company’s portfolio investments (Advantage, Centile, Dukane, JSC Tekers, Legal Solutions, Morey’s, MVC Automotive, Pride, Quantum, Security Holdings, U.S. Tech and Equus) by a total of approximately $10.6 million. The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of nine of the Company’s portfolio investments (BAC, Custom Alloy, Initials, MVC Environmental, RuMe, Turf, SCSD, Vestal and SGDA Europe) by a total of approximately $3.3 million.  Also, for the quarter ended April 30, 2017, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income for the quarter did not exceed the hurdle rate.  Please see Note 11 of our consolidated financial statements “Incentive Compensation” for more information.

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

The approximately $2.3 million increase in the Company’s net operating expenses for the six month period ended April 30, 2016 compared to the same period in 2015, was primarily due to the approximately $3.5 million increase in the estimated provision for incentive compensation expense, which includes a $1.0 million incentive fee waiver for the six month period ended April 30, 2016 which was partially offset by an approximately $984,000 voluntary management fee waiver, which decreased the net management fee expense by the same amount.  The decrease in audit and tax preparation fees for the quarter ended April 30, 2016 compared to the same period in 2015 is due to the delay in the filing of the Annual Report on Form 10-K and the Quarterly Report for the period ended January 31, 2016, and the timing of the work performed by the Company’s auditors during the quarter ended April 30, 2016.  The portfolio fees - asset management are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  On October 29, 2015, the Board approved the renewal of the Advisory Agreement for the 2016 fiscal year. Further, the Adviser agreed to waive a portion of the base management fee so that it is reduced to 1.50% for fiscal year 2016. In addition, the Adviser agreed to waive $1 million of any incentive fee on capital gains if and when payable to the Adviser under the Advisory Agreement. In March 2016, the Adviser agreed to modify its prior agreement to waive, effective November 1, 2015, the first $1.0 million of capital gains incentive fee due under the Advisory Agreement, such that the $1.0 million waiver of incentive fee would be applied to any incentive fee due under the agreement, whether it is a capital gains incentive fee or net operating income incentive fee.  Furthermore, the Company and the Adviser agreed to reduce the expense cap for fiscal 2016 to 3.25% under the Modified Methodology, consistent with the asset level used to calculate the base management fee.  The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2010 through 2016, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  Under the Modified Methodology, for the six month period ended April 30, 2016, the Company’s expense ratio was 2.22%, (taking into account the same carve outs as those applicable to the expense cap).

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

REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES

For the Six Month Period Ended April 30, 2017 and 2016.  Net realized gains for the six month period ended April 30, 2017 were approximately $10.9 million and net realized losses for the six month period ended April 30, 2016 were $39.4 million, a net increase of approximately $50.3 million.

For the Six Month Period Ended April 30, 2017

Net realized gains for the six month period ended April 30, 2017 were approximately $10.9 million.  The Company’s net realized gains for the six month period ended April 30, 2017 was primarily due to realized gain of approximately $10.2 million on the sale of AccuMed Corp., a portfolio company of the PE Fund.

On December 23, 2016, the Company received proceeds of approximately $12.2 million from the PE Fund related to the sale of AccuMed Corp., a portfolio company of the PE Fund.  The Company’s pro-rata share of the PE Fund’s investment in AccuMed Corp. totaled approximately $2.4 million, resulting in a realized gain of approximately $9.8 million.  The Company later received an escrow distribution of approximately $416,000 and carried interest payments from the PE Fund totaling approximately $390,000 related to the sale, which were recorded as additional realized gains.

On March 7, 2017, the Company exchanged its shares of MVC Turf, the holding company which owned the Company’s LLC interest in Turf Products, for approximately $3.8 million of additional subordinated debt in Turf Products.  The Company also received a cash distribution from MVC Turf prior to the share exchange of approximately $323,000, which was treated as a return of capital.  The Company realized a gain of approximately $609,000 as a result of the share exchange.

On March 22, 2017, the Company sold its common stock and warrant in Vestal receiving proceeds of approximately $687,000 and approximately $413,000, respectively.  This resulted in realized gains of approximately $437,000 and approximately $413,000 related to the common stock and warrant, respectively.

On April 7, 2017, the Company realized a loss of approximately $2.3 million on the common stock and loan of Tekers.

During the six month period ended April 30, 2017, the Company recorded net realized gains of approximately $183,000 from the sale of certain short-term investments and approximately $1.0 million from its escrow receivables.

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

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

For the Six Month Period Ended April 30, 2017 and 2016.  The Company had a net change in unrealized appreciation on portfolio investments of approximately $2.0 million for the six month period ended April 30, 2017 and approximately $25.1 million for the six month period ended April 30, 2016, respectively, a net decrease of approximately $23.1 million.

For the Six Month Period Ended April 30, 2017

The Company had a net change in unrealized appreciation on portfolio investments of approximately $1.8 million for the six month period ended April 30, 2017.  The components of the net change in unrealized appreciation for the six month period ended April 30, 2017 were the reversal of the unrealized appreciation on the general partnership interest and limited partnership interest in the PE Fund by a total of approximately $6.5 million, the Turf equity interest of approximately $456,000 and the Vestal common stock and warrant totaling approximately $750,000 which was partially offset by the reversal of the unrealized depreciation on the Tekers common stock and loan of approximately $2.3 million.  The net change is also a result of the Valuation Committee determination to increase the fair value of the Company’s investments in: Advantage preferred stock by approximately $355,000, Centile equity interest by $476,000, Dukane loan by approximately $72,000, JSC Tekers preferred stock by approximately $28,000, Legal Solutions loan by approximately $242,000, Morey’s loan by approximately $1.7 million, MVC Automotive equity interest by approximately $1.4 million, Pride loan by approximately $51,000, Quantum loan by approximately $323,000 and warrant by approximately $1.0 million, Security Holdings equity interest by approximately $534,000, Equus common stock by approximately $4.4 million, U.S. Tech loan by $5,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $270,000, Turf guarantee by approximately $3,000 and the RuMe guarantee by approximately $141,000.  These changes in unrealized appreciation were partially off-set by the Valuation Committee determination to decrease the fair value of the Company’s investments in: BAC common stock by approximately $55,000, Custom Alloy second lien and unsecured loans by a total of approximately $205,000, Foliofn preferred stock by $136,000, Initials loan by approximately $142,000, MVC Environmental common stock by approximately $927,000, RuMe series C preferred stock by approximately $350,000, series B-1 preferred stock by approximately $14,000, common stock by approximately $78,000 and warrant by approximately $138,000, Turf loan by approximately $239,000, SCSD common stock by $775,000, Vestal loan by approximately $57,000, common stock by approximately $54,000 and warrant by approximately $62,000 and the SGDA Europe common equity interest by approximately $358,000.

For the Six Month Period Ended April 30, 2016

The Company had a net change in unrealized appreciation on portfolio investments of approximately $25.1 million for the six month period ended April 30, 2016.  The change in unrealized appreciation for the six month period ended April 30, 2016 primarily resulted from the reversal of the unrealized depreciation on the Ohio Medical common and preferred stock, Inland senior secured loan and warrant and the Biovation bridge loan and warrant by a total of $38.5 million.  The net change is also a result of the Valuation Committee determination to decrease the fair value of the Company’s investments in: Custom Alloy second lien and unsecured loans by a total of approximately $3.9 million, Foliofn preferred stock by approximately $220,000, MVC Automotive equity interest by approximately $533,000, RuMe common stock by approximately $144,000, SGDA Europe equity interest by approximately $3.2 million, Tekers common stock by $301,000, Turf loan by approximately $119,000, U.S. Gas preferred stock series I by $3.9 million,  Security Holdings equity interest by $3.7 million, JSC Tekers preferred stock by approximately $165,000 and common stock by $4,000, Biogenic warrant and senior convertible note by a total of approximately $171,000, Morey’s loan by approximately $1.1 million, Agri-Carriers loan by approximately $25,000, Legal Solutions loan by approximately $401,000, BAC common stock by approximately $130,000, Advantage preferred stock by approximately $67,000, MVC Environmental common stock by $38,000 and the Ohio Medical escrow by approximately $1.1 million that was recorded as a realized loss.  These changes in unrealized depreciation were partially off-set by the Valuation Committee determination to increase the fair value of the Company’s investments in: Turf guarantee by approximately $12,000, RuMe series C preferred stock by $427,000 and series B-1 preferred stock by $507,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.7 million, Equus common stock by approximately $267,000, NPWT preferred stock by $4,000, Centile equity interest by $541,000, RX loan by approximately $230,000, Initials loan by approximately $2,000 and SCSD common stock by $750,000.

PORTFOLIO INVESTMENTS

For the Six Month Period Ended April 30, 2017 and the Year Ended October 31, 2016.  The cost of the portfolio investments held by the Company at April 30, 2017 and at October 31, 2016 was $371.3 million and $374.7 million, respectively, a decrease of $3.4 million.  The aggregate fair value of portfolio investments at April 30, 2017 and at October 31, 2016 was $358.9 million and $360.1 million, respectively, a decrease of approximately $1.2 million.  The cost and fair value of cash, restricted cash and cash equivalents held by the Company at April 30, 2017 and October 31, 2016 was $30.6 million and $21.0 million, respectively, representing an increase of approximately $9.6 million.  The cost and fair value of U.S. Treasury obligations held by the Company at April 30, 2017 was $25.0 million and at October 31, 2016 was $35.0 million, respectively.

For the Six Month Period Ended April 30, 2017

During the six month period ended April 30, 2017, the Company made 4 follow-on investments in existing portfolio companies that totaled approximately $5.1 million.  On November 9, 2016, the Company invested approximately $59,000 in MVC Environmental and received an additional 30 shares of common stock.  On December 1, 2016, the Company loaned an additional $500,000 to U.S. Tech increasing the total amount outstanding to $5.5 million.  On December 13, 2016, the Company loaned an additional $475,000 to MVC Automotive increasing the amount outstanding on the bridge loan to approximately $3.8 million.  The maturity date was also extended to December 31, 2017.  On April 3, 2017, the Company loaned Security Holdings approximately $4.1 million in the form of a bridge loan with an interest rate of 5% and a maturity date of December 31, 2019.

On December 23, 2016, the Company received proceeds of approximately $12.2 million from the PE Fund related to the sale of AccuMed Corp., a portfolio company of the PE Fund.  The Company’s pro-rata share of the PE Fund’s investment in AccuMed Corp. totaled approximately $2.4 million, resulting in a realized gain of approximately $9.8 million.  The Company later received an escrow distribution of approximately $416,000 and carried interest payments from the PE Fund totaling approximately $390,000 related to the sale, which were recorded as additional realized gains.

On January 4, 2017, BAC repaid their senior loan in full, including all accrued interest totaling approximately $31,000.

On March 7, 2017, the Company exchanged its shares of MVC Turf, the holding company that owned the Company’s LLC interest in Turf Products, for approximately $3.8 million of additional subordinated debt in Turf Products.  This additional subordinated debt increases the Company’s existing subordinated debt investment to approximately $7.7 million.   The subordinated debt has an interest rate of 10% and matures on August 7, 2020.  The Company’s warrant and guarantee were also retired as a part of this recapitalization.  The Company also received a cash distribution from MVC Turf prior to the share exchange of approximately $323,000, which was treated as a return of capital.  The Company realized a gain of approximately $609,000 as a result of the share exchange.

On March 22, 2017, the Company sold its common stock and warrant in Vestal receiving proceeds of approximately $687,000 and approximately $413,000, respectively.  This resulted in realized gains of approximately $437,000 and approximately $413,000 related to the common stock and warrant, respectively.  The Company also received a principal payment of approximately $4.1 million on its senior subordinated loan as part of Vestal’s refinancing resulting in an outstanding balance of approximately $2.5 million.  The new loan has an interest rate of 12% and a maturity date of August 21, 2022.

On April 7, 2017, the Company realized a loss of approximately $2.3 million on the sale of the common stock and the forgiveness of the loan to Tekers.

On April 12, 2017, the Company received a principal payment from Pride of approximately $79,000.

On April 24, 2017, Equus entered into the Equus Merger Agreement to acquire U.S. Gas.  Subject to closing, the transaction would be effected in two stages.  The first stage consists of Equus’ acquisition of more than 90% of U.S. Gas’ common and convertible preferred stock from the Company and certain other U.S. Gas stockholders in exchange for shares of Equus.  In the second stage, a wholly-owned subsidiary of Equus (formed to hold all such common and convertible preferred stock of U.S. Gas) would be merged with and into U.S. Gas, with U.S. Gas as the surviving corporation and wholly-owned by Equus, which will change its name to USG&E, Inc.  Closing of the transaction is subject to a number of conditions.  See Note 16 Subsequent Events for additional information.

On April 28, 2017, the Company received a principal payment from Morey’s of $262,000.

During the six month period ended April 30, 2017, the Company recorded a distribution of approximately $330,000 from Security Holdings, which was recorded as a return of capital.

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

During the quarter ended April 30, 2017, the Valuation Committee increased the fair value of the Company’s investments in: Advantage preferred stock by approximately $219,000, Centile equity interest by $136,000, Dukane loan by approximately $1,000, Foliofn preferred stock by $128,000, JSC Tekers preferred stock by approximately $71,000, Legal Solutions loan by approximately $130,000, Morey’s loan by approximately $1.3 million, MVC Automotive equity interest by approximately $1.7 million, Quantum warrant by approximately $2,000, RuMe guarantee by approximately $91,000 and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $171,000.  The Valuation Committee also increased the Ohio Medical escrow by approximately $228,000 that was recorded as a realized gain.  In addition, increases in the cost basis and fair value of the loans to HTI, Legal Solutions, MVC Environmental, RuMe, Dukane and U.S. Gas were due to the capitalization of PIK interest totaling $406,896.  The Valuation Committee also decreased the fair value of the Company’s investments in: Initials loan by approximately $47,000, MVC Environmental common stock by approximately $410,000, RuMe series C preferred stock by approximately $164,000, series B-1 preferred stock by approximately $5,000, common stock by approximately $36,000 and warrant by approximately $72,000, SGDA Europe common equity interest by approximately $106,000, Security Holdings equity interest by approximately $962,000, Turf loan by approximately $246,000 and SCSD common stock by $215,000.

During the six month period ended April 30, 2017, the Valuation Committee increased the fair value of the Company’s investments in: Advantage preferred stock by approximately $355,000, Centile equity interest by $476,000, Dukane loan by approximately $72,000, JSC Tekers preferred stock by approximately $28,000, Legal Solutions loan by approximately $242,000, Morey’s loan by approximately $1.7 million, MVC Automotive equity interest by approximately $1.4 million, Pride loan by approximately $51,000, Quantum loan by approximately $323,000 and warrant by approximately $1.0 million, Security Holdings equity interest by approximately $534,000, U.S. Tech loan by $5,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $270,000, Turf guarantee by approximately $3,000 and the RuMe guarantee by approximately $141,000.  The Valuation Committee also increased the Ohio Medical escrow by approximately $301,000 that was recorded as a realized gain.  In addition, increases in the cost basis and fair value of the loans to Vestal, HTI, Legal Solutions, MVC Environmental, FDS, RuMe, Dukane and U.S. Gas were due to the capitalization of PIK interest totaling $918,545.  The Valuation Committee also decreased the fair value of the Company’s investments in: BAC common stock by approximately $55,000, Custom Alloy second lien and unsecured loans by a total of approximately $205,000, Foliofn preferred stock by $136,000, Initials loan by approximately $142,000, MVC Environmental common stock by approximately $927,000, RuMe series C preferred stock by approximately $350,000, series B-1 preferred stock by approximately $14,000, common stock by approximately $78,000 and warrant by approximately $138,000, Turf loan by approximately $239,000, SCSD common stock by $775,000, Vestal loan by approximately $57,000, common stock by approximately $54,000 and warrant by approximately $62,000 and the SGDA Europe common equity interest by approximately $358,000.

At April 30, 2017, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $358.9 million with a cost basis of $371.3 million.  At April 30, 2017, the fair value and cost basis of Legacy Investments was $5.8 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $353.1 million and $347.5 million, respectively.  At October 31, 2016, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $360.1 million with a cost basis of $374.7 million.  At October 31, 2016, the fair value and cost basis of Legacy Investments was $5.9 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $354.2 million and $350.9 million, respectively.

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

Portfolio Companies

During the six month period ended April 30, 2017, the Company had investments in the following portfolio companies:

Actelis Networks, Inc.

Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.

At October 31, 2016 and April 30, 2017, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million.  The investment has been fair valued at $0.

Advantage Insurance Holdings

Advantage, Cayman Islands, is a provider of specialty insurance, reinsurance and related services to business owners and high net worth individuals.

At October 31, 2016, the Company’s investment in Advantage consisted of 750,000 shares of preferred stock at a cost basis of $7.5 million and a fair value of approximately $8.3 million.

During the six month period ended April 30, 2017, the Valuation Committee increased the fair value of the preferred stock by approximately $355,000.

At April 30, 2017, the Company’s investment in Advantage consisted of 750,000 shares of preferred stock at a cost basis of $7.5 million and a fair value of approximately $8.7 million.

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

At October 31, 2016 and April 30, 2017, the Company’s investment in Biogenic consisted of two senior notes with maturity dates of July 21, 2018 and June 30, 2016, a senior convertible note with a maturity date of July 21, 2018, a senior subordinated note with a maturity date of June 30, 2016 and a warrant.  The notes have an interest rate of 16%.  The loans had a combined outstanding balance and cost basis of approximately $15.9 million and a fair value of approximately $15.1 million.  The warrants had a combined cost basis of approximately $620,000 and a combined fair value of $0.  The Company reserved in full against all of the accrued interest starting April 1, 2016.

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

On January 4, 2017, BAC repaid their senior loan in full, including all accrued interest totaling approximately $31,000.

During the six month period ended April 30, 2017, the Valuation Committee decreased the fair value of the common stock by approximately $55,000.

At April 30, 2017, the Company’s investment in BAC consisted of 90 shares of class B non-voting common stock with cost basis of approximately $785,000 and a fair value of $0.

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

During the six month period ended April 30, 2017, the Valuation Committee increased the fair value of the common equity interest by approximately $476,000.

At April 30, 2017, the Company’s investment in Centile consisted of common equity interest at a cost of $3.5 million and a fair value of approximately $5.9 million.

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

During the six month period ended April 30, 2017, the Valuation Committee decreased the fair value of the second lien loan by approximately $575,000 and increased the fair value of the unsecured subordinated loan by approximately $370,000.

At April 30, 2017, the Company’s investment in Custom Alloy consisted of an unsecured subordinated loan with a cost basis and outstanding balance of approximately $3.0 million and a fair value of approximately $2.5 million and a second lien loan with a cost basis and outstanding balance of approximately $24.4 million and a fair value of approximately $18.0 million.  The Company has reserved in full against all of the accrued interest.

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

During the six month period ended April 30, 2017, the Valuation Committee increased the fair value of the loan by approximately $72,000.

At April 30, 2017, the Company’s investment in Dukane consisted of a second lien loan with an outstanding amount of approximately $7.2 million, a cost basis of approximately $7.1 million and a fair value of approximately $7.2 million.  The increase in cost basis of the loans is due to the amortization of loan origination fees and capitalization of “payment in kind” interest.

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

On April 24, 2017, Equus entered into the Equus Merger Agreement to acquire U.S. Gas.  Subject to closing, the transaction would be effected in two stages.  The first stage consists of Equus’ acquisition of more than 90% of U.S. Gas’ common and convertible preferred stock from the Company and certain other U.S. Gas stockholders in exchange for shares of Equus.  In the second stage, a wholly-owned subsidiary of Equus (formed to hold all such common and convertible preferred stock of U.S. Gas) would be merged with and into U.S. Gas, with U.S. Gas as the surviving corporation and wholly-owned by Equus, which will change its name to USG&E, Inc.  Closing of the transaction is subject to a number of conditions.  See Note 16 Subsequent Events for additional information.  At April 30, 2017, the Company’s investment in Equus consisted of 4,444,644 shares of common stock with a cost of approximately $10.0 million and a market value of approximately $12.8 million.

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

At April 30, 2017, the Company’s investment in FDS consisted of a senior subordinated loan with an outstanding amount, cost basis and fair value of $2.4 million.  The increase in cost basis of the loans is due to the amortization of loan origination fees and capitalization of “payment in kind” interest.

Foliofn, Inc.

Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.

At October 31, 2016, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of approximately $5.9 million.

During the six month period ended April 30, 2017, the Valuation Committee decreased the fair value of the preferred stock by $136,000.

At April 30, 2017, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of approximately $5.8 million.

Chris Ferguson, a representative of the Company, serves as a director of Foliofn.

HTI Technologies and Industries, Inc.

HTI, LaVergne, Tennessee, is a manufacturer of electric motor components and designer of small motor systems.

At October 31, 2016, the Company’s investment in HTI consisted of a second lien loan with an outstanding amount of approximately $9.7 million, a cost basis of approximately $9.6 million and a fair value of approximately $9.7 million.  The loan has an interest rate of 14% and a maturity date of June 21, 2018.

At April 30, 2017, the Company’s investment in HTI consisted of a second lien loan with an outstanding amount of approximately $9.8 million, a cost basis of approximately $9.7 million and a fair value of approximately $9.8 million.  The increase in cost basis of the loan is due to the amortization of loan origination fees and capitalization of “payment in kind” interest.

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

During the six month period ended April 30, 2017, the Valuation Committee decreased the fair value of the loan by approximately $142,000.

At April 30, 2017, the Company’s investment in Initials consisted of a senior subordinated loan with an outstanding amount and cost basis of approximately $4.8 million and a fair value of approximately $4.6 million.

JSC Tekers Holdings

JSC Tekers, Latvia, is an acquisition company focused on real estate management.

At October 31, 2016, the Company’s investment in JSC Tekers consisted of 9,159,085 shares of preferred stock with a cost basis of $11.8 million and a fair value of $3.7 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $0.

During the six month period ended April 30, 2017, the Valuation Committee increased the fair value of the preferred stock by $28,000.

At April 30, 2017, the Company’s investment in JSC Tekers consisted of 9,159,085 shares of preferred stock with a cost basis of $11.8 million and a fair value of $3.8 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $0.

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

During the six month period ended April 30, 2017, the Valuation Committee increased the fair value of the senior subordinated loan by approximately $242,000.

At April 30, 2017, the Company’s investment in Legal Solutions consisted of a senior subordinated loan with an outstanding balance and cost basis of approximately $11.3 million and a fair value of approximately $11.4 million.  The increase in cost basis of the loan is due to the capitalization of PIK interest.

Mainstream Data, Inc.

Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, develops and operates satellite, internet and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations and digital images to subscribers around the world.

At October 31, 2016 and April 30, 2017, the Company’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been fair valued at $0.

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

During the six month period ended April 30, 2017, the Valuation Committee increased the fair value of the loan by approximately $1.7 million.

At April 30, 2017, the loan had an outstanding balance and cost basis of $16.9 million and a fair value of $16.6 million.  The Company reserved in full against all accrued PIK interest starting July 1, 2016.

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

During the six month period ended April 30, 2017, the Valuation Committee increased the fair value of the equity interest by approximately $1.4 million.

At April 30, 2017, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of approximately $50.1 million and a fair value of approximately $13.7 million and a bridge loan with an outstanding amount, cost basis and fair value of approximately $3.8 million.  The mortgage guarantee for MVC Automotive was equivalent to approximately $4.9 million at April 30, 2017.  This guarantee was taken into account in the valuation of MVC Automotive.

Michael Tokarz, Chairman of the Company, Scott Foote and Puneet Sanan, representatives of the Company, serve as directors of MVC Automotive.

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

During the six month period ended April 30, 2017, the Valuation Committee decreased the fair value of the common stock by approximately $927,000.

At April 30, 2017, the Company’s investment in MVC Environmental consisted of common stock with a cost basis of approximately $3.1 million and a fair value of approximately $760,000 and a senior secured loan with an outstanding balance, cost basis and fair value of approximately $6.7 million.  The increase in cost basis of the loan is due to the capitalization of PIK interest.

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

On December 23, 2016, the Company received proceeds of approximately $12.2 million from the PE Fund related to the sale of AccuMed Corp., a portfolio company of the PE Fund.  The Company’s pro-rata share of the PE Fund’s investment in AccuMed Corp. totaled approximately $2.4 million, resulting in a realized gain of approximately $9.8 million.  The Company later received an escrow distribution of approximately $416,000 and carried interest payments from the PE Fund totaling approximately $390,000 related to the sale, which were recorded as additional realized gains.

During the six month period ended April 30, 2017, the Valuation Committee increased the fair values of the limited partnership and general partnership interests by approximately $270,000.

At April 30, 2017, the limited partnership interest in the PE Fund had a cost of approximately $11.5 million and a fair value of approximately $16.4 million.  The Company’s general partnership interest in the PE Fund had a cost basis of approximately $292,000 and a fair value of approximately $414,000.  As of April 30, 2017, the PE Fund has investments in Plymouth Rock Energy, LLC, Gibdock Limited, Focus Pointe Holdings, Inc. and Advanced Oilfield Services, LLC.

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

On April 12, 2017, the Company received a principal payment from Pride of approximately $79,000.

During the six month period ended April 30, 2017, the Valuation Committee increased the fair value of the loan by approximately $51,000.

At April 30, 2017, the Company’s investment in Pride Engineering consisted of a second lien loan with an outstanding amount of approximately $5.1 million, cost basis of approximately $5.0 million and a fair value of approximately $5.1 million.  The increase in cost basis of the loan is due to the amortization of loan origination fees.

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

During the six month period ended April 30, 2017, the Valuation Committee increased the fair value of the loan by approximately $323,000 and the warrant by approximately $1.0 million.

At April 30, 2017, the Company’s investment in Quantum consisted of a senior subordinated loan with an outstanding amount of $10.0 million, a cost basis of approximately $9.6 million and a fair value of approximately $10.0 million.  The warrant had a cost basis of approximately $393,000 and a fair value of approximately $1.4 million.  The increase in cost basis of the loan is due to amortization of the discount and loan origination fees.

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

During the six month period ended April 30, 2017, the Valuation Committee decreased the fair value of the series C preferred stock by approximately $350,000, the common stock by approximately $78,000, the series B-1 preferred stock by approximately $14,000 and warrant by approximately $138,000.  The Valuation Committee also increased the fair value of the guarantee by approximately $141,000

At April 30, 2017, the Company’s investment in RuMe consisted of 5,297,548 shares of common stock with a cost basis of approximately $924,000 and a fair value of $462,000, 4,999,076 shares of series B-1 preferred stock with a cost basis of approximately $1.0 million and a fair value of approximately $2.0 million, 23,896,634 shares of series C preferred stock with a cost basis of approximately $3.4 million and a fair value of approximately $5.5 million and a subordinated note with an outstanding balance of $944,000 and a cost basis and fair value of approximately $920,000. The warrant had a cost basis of approximately $336,000 and a fair value of approximately $916,000 and the guarantee was fair valued at approximately -$136,000 or a liability of approximately $136,000.  The increase in cost basis of the loan is due to the capitalization of PIK interest.

Security Holdings, B.V.

Security Holdings is an Amsterdam-based holding company that owns FIMA, a Lithuanian security and engineering solutions company.

At October 31, 2016, the Company’s common equity interest in Security Holdings had a cost basis of approximately $51.5 million and a fair value of approximately $34.9 million.

On April 3, 2017, the Company loaned Security Holdings approximately $4.1 million in the form of a bridge loan with an interest rate of 5% and a maturity date of December 31, 2019.

During the six month period ended April 30, 2017, the Company recorded a distribution of approximately $330,000 from Security Holdings, which was recorded as a return of capital.

During the six month period ended April 30, 2017, the Valuation Committee increased the fair value of the common equity interest by approximately $534,000.

At April 30, 2017, the Company’s investment in Security Holdings consisted of common equity interest with a cost basis of approximately $51.2 million and a fair value of approximately $35.4 million and a bridge loan with an outstanding balance, cost basis and fair value of approximately $4.1 million.

Puneet Sanan, a representative of the Company, serves as a director of Security Holdings.

SGDA Europe B.V.

SGDA Europe is an Amsterdam-based holding company that pursues environmental and remediation opportunities in Romania.

At October 31, 2016, the Company’s equity investment had a cost basis of approximately $28.5 million and a fair value of approximately $1.3 million.

During the six month period ended April 30, 2017, the Valuation Committee decreased the fair value of the common equity interest by approximately $358,000.

At April 30, 2017, the Company’s equity investment had a cost basis of approximately $28.5 million and a fair value of $899,000.

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

On April 7, 2017, the Company realized a loss of approximately $2.3 million on the sale of the common stock and the forgiveness of the loan to Tekers.

At April 30, 2017, the Company no longer held an investment in Tekers.

Thunderdome Restaurants, LLC

Thunderdome Restaurants, LLC (“Thunderdome”), Cincinnati, Ohio, is a restaurant group with locations in Cincinnati, Columbus, Cleveland, Indianapolis, Nashville and Charlotte.

At October 31, 2016 and April 30, 2017, the Company’s investment in Thunderdome consisted of a second lien loan with an outstanding amount, cost basis and fair value of approximately $3.0 million.  The loan has an interest rate of 12% and matures on June 10, 2020.  The increase in cost basis of the loan is due to amortization of loan origination fees.

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

On March 7, 2017, the Company exchanged its shares of MVC Turf, the holding company which owned the Company’s LLC interest in Turf Products, for approximately $3.8 million of additional subordinated debt in Turf Products.  This additional subordinated debt increases the Company’s existing subordinated debt investment to approximately $7.7 million.   The subordinated debt has an interest rate of 10% and matures on August 7, 2020.  The Company’s warrant and guarantee were also retired as a part of this recapitalization.  The Company also received a cash distribution from MVC Turf prior to the share exchange of approximately $323,000, which was treated as a return of capital.  The Company realized a gain of approximately $609,000 as a result of the share exchange.

During the six month period ended April 30, 2017, the Valuation Committee increased the fair value of the guarantee by approximately $3,000 and decreased the fair value of the loan by approximately $239,000.

At April 30, 2017, the senior subordinated loan had an outstanding balance and cost basis of approximately $7.7 million and a fair value of approximately $7.3 million.

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

During the six month period ended April 30, 2017, the Valuation Committee increased the fair value of the loan by $5,000.

At April 30, 2017, the senior term loan had an outstanding amount and cost basis of approximately $5.5 million and a fair value of approximately $5.6 million.

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

On April 24, 2017, Equus entered into the Equus Merger Agreement to acquire U.S. Gas.  Subject to closing, the transaction would be effected in two stages.  The first stage consists of Equus’ acquisition of more than 90% of U.S. Gas’ common and convertible preferred stock from the Company and certain other U.S. Gas stockholders in exchange for shares of Equus.  In the second stage, a wholly-owned subsidiary of Equus (formed to hold all such common and convertible preferred stock of U.S. Gas) would be merged with and into U.S. Gas, with U.S. Gas as the surviving corporation and wholly-owned by Equus, which will change its name to USG&E, Inc.  Closing of the transaction is subject to a number of conditions.  See Note 16 Subsequent Events for additional information.

At April 30, 2017, the loans had a combined outstanding balance, cost basis and a fair value of approximately $10.9 million.  The increase in the cost basis of the unsecured loan is due to the capitalization of PIK interest.  The convertible Series I preferred stock had a fair value of approximately $89.4 million and a cost basis of $500,000 and the convertible Series J preferred stock had a cost basis and fair value of $0.

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

During the six month period ended April 30, 2017, the Valuation Committee decreased the fair value of the common stock by $775,000.

At April 30, 2017, the Company’s investment in SCSD consisted of 784 shares of class B common stock with a cost basis of approximately $5.5 million and a fair value of approximately $5.9 million.  The secured loan had an outstanding balance, cost basis and fair value of $1.5 million.

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

On March 22, 2017, the Company sold its common stock and warrant in Vestal receiving proceeds of approximately $687,000 and approximately $413,000, respectively.  This resulted in realized gains of approximately $437,000 and approximately $413,000 related to the common stock and warrant, respectively.  The Company also received a principal payment of approximately $4.1 million on its senior subordinated loan as part of Vestal’s refinancing resulting in an outstanding balance of approximately $2.5 million.  The new loan has an interest rate of 12% and a maturity date of August 21, 2022.

During the six month period ended April 30, 2017, the Valuation Committee decreased the fair value of the loan by approximately $57,000, common stock by approximately $54,000 and warrant by approximately $62,000.

At April 30, 2017, the Company’s investment in Vestal consisted of a subordinated loan with an outstanding balance, cost basis and fair value of approximately $2.5 million.

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

At April 30, 2017, the Company had investments in portfolio companies totaling $359.2 million.  Also, on that date, the Company had approximately $1.0 million in cash equivalents and approximately $29.3 million in cash.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.  Pending investments in portfolio companies pursuant to our principal investment strategy, the Company may make other short-term or temporary investments, including in exchange-traded funds and private investment funds offering periodic liquidity.

During the six month period ended April 30, 2017, the Company made 4 follow-on investments in existing portfolio companies that totaled approximately $5.1 million.  On November 9, 2016, the Company invested approximately $59,000 in MVC Environmental, Inc. (“MVC Environmental”) and received an additional 30 shares of common stock.  On December 1, 2016, the Company loaned an additional $500,000 to U.S. Tech increasing the total amount outstanding to $5.5 million.  On December 13, 2016, the Company loaned an additional $475,000 to MVC Automotive increasing the amount outstanding on the bridge loan to approximately $3.8 million.  The maturity date was also extended to December 31, 2017.  On March 7, 2017, the Company exchanged its shares of MVC Turf, the holding company which owned the Company’s LLC interest in Turf Products, for approximately $3.8 million of additional subordinated debt in Turf Products.  This additional subordinated debt increases the Company’s existing subordinated debt investment to approximately $7.7 million.   The $7.7 million of subordinated debt has an interest rate of 10% and matures on August 7, 2020.  The Company’s warrant and guarantee were also retired as a part of this recapitalization.  The Company also received a cash distribution from MVC Turf prior to the share exchange of approximately $323,000, which was treated as a return of capital.  The Company realized a gain of approximately $609,000 as a result of the share exchange.  On April 3, 2017, the Company loaned Security Holdings approximately $4.1 million in the form of a bridge loan with an interest rate of 5% and a maturity date of December 31, 2019.

Current commitments include:

Commitments to Portfolio Companies:

At April 30, 2017 and October 31, 2016, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at April 30, 2017
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Portfolio Company	Amount Committed	Amount Funded at October 31, 2016
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Guarantees:

At April 30, 2017 and October 31, 2016, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at April 30, 2017
MVC Automotive	$4.9 million	—
RuMe	$1.0 million	—
Total	$5.9 million	—

Guarantee	Amount Committed	Amount Funded at October 31, 2016
MVC Automotive	$6.3 million	—
RuMe	$1.0 million	—
Turf	$1.0 million	—
Total	$8.3 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At April 30, 2017, the Valuation Committee estimated the combined fair values of the guarantee obligations noted above to be approximately -$136,000 or a liability of approximately $136,000.

These guarantees are further described below, together with the Company’s other commitments.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  Over time, Erste Bank, the bank extending the mortgage to MVC Automotive, increased the amount of the mortgage. The balance of the guarantee as of April 30, 2017 is approximately 4.5 million Euro (equivalent to approximately $4.9 million).

The Company guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank.  On March 7, 2017, the Company exchanged its shares of MVC Turf, the holding company which owned the Company’s LLC interest in Turf Products, for approximately $3.8 million of additional subordinated debt in Turf Products.  The Company’s guarantee was retired as a part of this recapitalization.

The Company guaranteed $1.0 million of RuMe’s indebtedness to Colorado Business Bank, which had a fair value of approximately -$136,000 or a liability of $136,000 as of April 30, 2017.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  The investment period related to the PE Fund has ended.  Additional capital may be called for follow-on investments in existing portfolio companies of the PE Fund or to pay operating expenses of the PE Fund until the partnership is terminated.  During the six month period ended April 30, 2017, the Company received proceeds of approximately $12.6 million from the PE Fund related to the sale of AccuMed Corp., a portfolio company of the PE Fund.  The Company’s pro-rata share of the PE Fund’s investment in AccuMed Corp. totaled approximately $2.4 million, resulting in a realized gain of approximately $9.8 million.  As of April 30, 2017, $14.6 million of the Company’s commitment has been contributed.

During the fiscal year ended October 31, 2016, the Company agreed to cash collateralize a $500,000 working capital line of credit for an entity partially owned by MVC Environmental provided by Branch Banking and Trust Company (“BB&T”).  During the six month period ended April 30, 2017, the cash collateral securing the MVC Environmental working capital line of credit was released and a new credit facility was entered into secured by a $1.0 million letter of credit.  The $1.0 million letter of credit is collateralized by the Company’s Credit Facility III.

During the fiscal year ended October 31, 2016, the Company agreed to cash collateralize a $300,000 third party working capital line of credit for RuMe, which is still a commitment of the Company as of April 30, 2017.

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

On May 3, 2013, the Company sold approximately $33.9 million of additional Senior Notes in a direct offering.  The additional Senior Notes will also mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Notes bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  As of April 30, 2017, the Senior Notes had a total outstanding amount of approximately $114.4 million; net of deferred financing fees the balance was approximately $112.5 million, with a market value of approximately $116.3 million. The market value of the Senior Notes is based on the closing price of the security as of April 30, 2017 on the New York Stock Exchange (NYSE:MVCB).

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with BB&T. On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  On December 1, 2015, Credit Facility II was renewed and expired on May 31, 2016, at which time all outstanding amounts under it were due and repaid.  On June 30, 2016, Credit Facility II was renewed and reduced to a $50 million revolving credit facility, which expired on February 28, 2017.  On February 28, 2017, Credit Facility II was renewed and increased to a $100 million revolving credit facility and will expire on August 31, 2017.  At October 31, 2016, the balance of Credit Facility II was $35.0 million.  During the six month period ended April 30, 2017, the Company’s net repayments on Credit Facility II were $10.0 million, resulting in an outstanding balance of $25.0 million at April 30, 2017.  See “Subsequent Events” for more information.  Credit Facility II is used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 125 basis points.  In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid closing fees, legal and other costs associated with these transactions.  These costs will be amortized over the life of the facility.  Borrowings under Credit Facility II are and will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.

On December 9, 2015, the Company entered into a three-year, $50 million revolving borrowing base credit facility (“Credit Facility III”) with Santander Bank N.A. as a lender and lead agent and Wintrust Bank as a lender and syndication agent.  As of October 31, 2016 and April 30, 2017, there was no outstanding balance on Credit Facility III.  Credit Facility III can, under certain conditions, be increased up to $85 million.  The new facility bears an interest rate of LIBOR plus 3.75% or the prime rate plus 1% (at the Company’s option), and includes a 1% closing fee of the commitment amount and a 0.75% unused fee.  The compensating balance for the revolving credit facility is $10.0 million.

The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

Subsequent Events

On May 3, 2017, the Company invested approximately $1.1 million in MVC Automotive common equity and loaned it approximately $1.1 million increasing the amount outstanding on the bridge loan to approximately $4.9 million.  The maturity date was also extended to June 30, 2018.

On May 19, 2017, the Company repaid Credit Facility II in full, including all accrued interest.

On May 23, 2017, the Boards of MVC and U.S. Gas provided notice to Equus of a superior proposal that had been received from Crius Energy Trust and of MVC’s and U.S. Gas’s intent to terminate the Equus Merger Agreement.  On May 30, 2017, MVC and U.S. Gas terminated the Equus Merger Agreement, and in connection with such termination and pursuant to the Equus Merger Agreement, U.S. Gas paid to Equus a termination fee of $2.5 million.

On May 30, 2017, U.S. Gas entered into a definitive agreement to be acquired by Crius Energy Trust for $172.5 million in a combination of cash, second-lien notes, and Crius trust units.  At the closing of the transaction and based on MVC’s ownership stake in U.S. Gas, MVC is expected to receive consideration of approximately $128.7 million (including the repayment of two outstanding loans to U.S. Gas and the payment of deferred consulting fees), a 28.4% premium over the last value for the Company’s investments in U.S. Gas as of April 30, 2017. The transaction is subject to a number of closing conditions, including, but not limited to, the approval of the Federal Energy Regulatory Commission (“FERC”)  under Section 203 of the Federal Power Act, the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, the approval of a majority of certain holders of U.S. Gas stock, U.S. Gas having completed all of its delivery obligations, U.S. Gas completing the actions contemplated by the transaction agreement, the execution of certain agreements as set out in the transaction agreement and executed resignations of each officer and director of certain U.S. Gas subsidiaries disclosed in the transaction agreement. The transaction is expected to be completed in early July.

On June 8, 2017, the Company received total proceeds of approximately $18.1 million for the repayment of the outstanding Biogenic loans. The total proceeds include repayment of all outstanding principal and a substantial portion of the unpaid accrued interest related to the loans that was previously reserved against in full beginning on April 1, 2016.

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

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments, and escrow receivables, which represent approximately 85.80% of the Company’s total assets at April 30, 2017.  As discussed in Note 8 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. The Company may make short-term investments in 90-day Treasury Bills or longer-term treasury notes, which are federally guaranteed securities, or other investments, including exchange-traded funds, private investment funds and designated money market accounts, pending investments in portfolio companies made pursuant to our principal investment strategy.

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

At April 30, 2017, approximately 81.55% of our total assets represented portfolio investments recorded at fair value.

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

Economic recessions or downturns, including the current economic instability in Europe, could impair our portfolio companies and have a material adverse impact on our business, financial condition and results of operations.

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

On October 31, 2016, the Company had a net capital loss carryforward of approximately $50.2 million. The Company had approximately $17.9 million in unrealized losses associated with Legacy Investments as of April 30, 2017.  If we experience an aggregate 50% shift in the ownership of our common stock from shareholder transactions over a three year period (e.g., if a shareholder acquires 5% or more of our outstanding shares of common stock, or if a shareholder who owns 5% or more of our outstanding shares of common stock significantly increases or decreases its investment in the Company), our ability to utilize our capital loss carryforwards to offset future capital gains may be severely limited.  Further, in the event that we are deemed to have failed to meet the requirements to qualify as a RIC, our ability to use our capital loss carryforwards could be adversely affected.   Please see Note 12 of our consolidated financial statements “Tax Matters” for more information.

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

As of April 30, 2017, we borrowed $25 million under our short-term credit facility, Credit Facility II (as defined above), which is due on August 31, 2017.  Further, we have approximately $114.4 million in aggregate principal amount of Senior Notes (as defined above), due on January 15, 2023.  See Note 16 Subsequent Events for additional information.

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

As of April 30, 2017, 1.4% of the Company’s assets consisted of Legacy Investments.  These investments were made pursuant to the Company’s prior investment objective of seeking long-term capital appreciation from venture capital investments in information technology companies. Generally, a cash return may not be received on these investments until a “liquidity event,” i.e., a sale, public offering or merger, occurs. Until then, these Legacy Investments remain in the Company’s portfolio. The Company is managing them to seek to realize maximum returns.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of portfolio companies and/or in a limited number of industries.  As of April 30, 2017, the fair value of our largest investment, U.S. Gas & Electric, Inc. (“U.S. Gas”), comprised 35.7% of our net assets.  See Note 16 Subsequent Events for additional information.  Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may continue to be significantly represented among our investments.  To the extent that we have large positions in the securities of a small number of portfolio companies, we are subject to an increased risk of significant loss should the performance or financial condition of these portfolio companies or their respective industries deteriorate.  We may also be more susceptible to any single economic or regulatory occurrence as a result of holding large positions in a small number of portfolio companies.  See the risk factor below regarding the industry in which U.S. Gas operates.

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

There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

A description of the risk factors associated with our business is set forth in the “Quantitative and Qualitative Disclosures about Market Risk” section, above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities for the quarter ended April 30, 2017.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)                                 Exhibits

Exhibit No.	Exhibit

10	Second Amendment to the Credit Agreement between MVC Capital, Inc., Santander Bank, N.A. and Wintrust Bank

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

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

Date: June 8, 2017
/s/ Michael Tokarz
Michael Tokarz

In the capacity of the officer who performs the functions of Principal Executive Officer.

MVC CAPITAL, INC.

Date: June 8, 2017
/s/ Scott Schuenke
Scott Schuenke

In the capacity of the officer who performs the functions of Principal Financial Officer.