Form 10-Q
period 2017-07-31
MVC CAPITAL, INC.
filed 2017-09-11
CIK 1099941

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017 or

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

Large accelerated filer ☐Accelerated filer ☒ Non-accelerated filer☐ Smaller reporting company☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

There were 21,114,105 shares of the registrant’s common stock, $.01 par value, outstanding as of September 11, 2017.

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.

Consolidated Balance Sheets

	July 31,	October 31,
	2017	2016
	(Unaudited)
ASSETS

Assets
Cash	$118,753,247	$19,819,548
Restricted cash (cost $300,176 and $800,527)	300,253	800,527
Cash equivalents (cost $772,055 and $394,612)	772,055	394,612
Investments at fair value
U.S. Treasury obligations (cost $0 and $34,998,593)	—	34,991,681
Non-control/Non-affiliated investments (cost $177,520,484 and $150,348,963)	153,428,098	123,189,755
Affiliate investments (cost $141,259,885 and $130,484,393)	89,938,950	169,426,770
Control investments (cost $84,444,213 and $93,878,518)	59,669,247	67,503,229
Total investments at fair value (cost $403,224,582 and $409,710,467)	303,036,295	395,111,435
Escrow receivables, net of reserves	—	9,151,805
Dividends and interest receivables, net of reserves	1,237,078	3,595,357
Deferred financing fees	782,974	1,201,473
Fee and other receivables	1,496,607	2,098,625
Prepaid expenses	358,011	192,712

Total assets	$426,736,520	$432,366,094

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Senior notes[1]	$112,540,470	$112,283,745
Revolving credit facility II	—	35,000,000
Provision for incentive compensation (Note 11)	7,672,101	1,946,555
Professional fees payable	240,626	583,049
Management fee payable	1,044,505	1,290,230
Accrued expenses and liabilities	593,863	715,538
Guarantees	217,224	—
Interest payable	345,611	348,525
Management fee payable - Asset Management	89,240	151,053
Consulting fees payable	343,620	151,943
Portfolio fees payable - Asset Management	386,572	336,297
Transaction fees payable	1,486,900	—
Taxes payable	1,574	1,381

Total liabilities	124,962,306	152,808,316

Commitments and Contingencies (Note 10)

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 28,304,448 shares issued and 22,556,412 and 22,556,412 shares outstanding as of July 31, 2017 and October 31, 2016, respectively	283,044	283,044
Additional paid-in-capital	418,298,709	418,298,709
Accumulated earnings	120,479,685	128,135,727
Dividends paid to stockholders	(154,247,487)	(145,112,140)
Accumulated net realized gain (loss)	73,600,388	(51,542,156)
Net unrealized depreciation	(100,127,173)	(13,992,454)
Treasury stock, at cost, 5,748,036 and 5,748,036 shares held, respectively	(56,512,952)	(56,512,952)

Total shareholders’ equity	301,774,214	279,557,778

Total liabilities and shareholders’ equity	$426,736,520	$432,366,094

Net asset value per share	$13.38	$12.39

1 Reflects reductions of approximately $1.9 million and approximately $2.1 million as of July 31, 2017 and October 31, 2016, respectively, related to the reclassification of the unamortized debt issuance costs related to the Senior notes per the adoption of ASU 2015-3.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Nine Month Period	For the Nine Month Period
	November 1, 2016 to	November 1, 2015 to
	July 31, 2017	July 31, 2016
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$—	$284
Affiliate investments	—	12,500,000
Control investments	—	97,101

Total dividend income	—	12,597,385

Interest income
Non-control/Non-affiliated investments	8,591,364	9,038,608
Affiliate investments	1,622,040	1,715,641
Control investments	469,656	240,965

Total interest income	10,683,060	10,995,214

Payment-in-kind/Deferred interest income
Non-control/Non-affiliated investments	807,418	3,772,909
Affiliate investments	602,856	430,496
Control investments	120,551	116,962

Total payment-in-kind/Deferred interest income	1,530,825	4,320,367

Fee income
Non-control/Non-affiliated investments	302,879	100,757
Affiliate investments	1,192,485	444,000
Control investments	52,420	2,418,750

Total fee income	1,547,784	2,963,507

Fee income - Asset Management [1]
Portfolio fees	615,448	743,595
Management fees	237,262	329,881

Total fee income - Asset Management	852,710	1,073,476

Total operating income	14,614,379	31,949,949

Operating Expenses:
Interest and other borrowing costs	7,792,549	7,613,976
Net Incentive compensation (Note 11)	6,821,626	(2,607,115)
Management fee	4,902,716	5,869,533
Other expenses	787,415	348,332
Consulting fees	746,555	1,108,790
Audit & tax preparation fees	593,000	205,381
Legal fees	472,976	929,155
Portfolio fees - Asset Management [1]	461,586	557,696
Directors’ fees and expenses	317,514	320,000
Insurance	208,102	224,492
Management fee - Asset Management [1]	177,946	247,411
Administration	150,575	161,308
Public relations fees	136,000	132,000
Printing and postage	38,600	20,415

Total operating expenses	23,607,160	15,131,374

Less: Voluntary Expense Waiver by Adviser [2]	(112,500)	(112,500)
Less: Voluntary Management Fee Waiver by Adviser [3]	(1,225,679)	(1,467,383)
Less: Voluntary Incentive Fee Waiver by Adviser [4]	—	(1,000,000)

Total waivers	(1,338,179)	(2,579,883)

Net operating (loss) income before taxes	(7,654,602)	19,398,458

Tax Expenses:
Current tax expense	1,440	1,316

Total tax expense	1,440	1,316

Net operating (loss) income	(7,656,042)	19,397,142

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized gain (loss) on investments
Short term investments	229,812	125,116
Non-control/Non-affiliated investments	(620,077)	(8,822,166)
Affiliate investments	115,430,586	(30,996)
Control investments	10,097,674	(31,373,017)
Foreign currency	4,549	—

Total net realized gain (loss) on investments	125,142,544	(40,101,063)

Net unrealized (depreciation) appreciation on investments	(86,134,719)	18,223,347

Net realized and unrealized gain (loss) on investments	39,007,825	(21,877,716)

Net increase (decrease) in net assets resulting from operations	$31,351,783	$(2,480,574)

Net increase (decrease) in net assets per share resulting from operations	$1.39	$(0.11)

Dividends declared per share	$0.405	$0.575

Weighted average number of shares outstanding [4]	22,556,412	22,702,821

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

Waiver”).  Please see Note 10 “Management” for more information.

3 Reflects the nine month portion of the TTG Advisers’ voluntary waiver of .50% of the management fee for the 2017 and 2016 fiscal years.

Please see Note 10 “Management” for more information.

4 Please see Note 13 “Dividends and Distributions to Shareholders, Share Repurchase Program and Tender Offer” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Quarter	For the Quarter
	May 1, 2017 to	May 1, 2016 to
	July 31, 2017	July 31, 2016
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$—	$—
Affiliate investments	—	2,500,000

Total dividend income	—	2,500,000

Interest income
Non-control/Non-affiliated investments	4,838,293	3,077,827
Affiliate investments	546,070	580,257
Control investments	136,885	78,175

Total interest income	5,521,248	3,736,259

Payment-in-kind/Deferred interest income
Non-control/Non-affiliated investments	250,201	1,078,829
Affiliate investments	228,752	172,235
Control investments	23,992	39,272

Total payment-in-kind/Deferred interest income	502,945	1,290,336

Fee income
Non-control/Non-affiliated investments	158,237	33,952
Affiliate investments	839,152	80,000
Control investments	—	37,500

Total fee income	997,389	151,452

Fee income - Asset Management [1]
Portfolio fees	194,987	245,772
Management fees	89,252	80,946

Total fee income - Asset Management	284,239	326,718

Total operating income	7,305,821	8,004,765

Operating Expenses:
Net Incentive compensation (Note 11)	5,076,509	(1,512,166)
Interest and other borrowing costs	2,648,600	2,487,762
Management fee	1,392,674	1,932,195
Other expenses	306,761	105,225
Consulting fees	198,000	529,588
Portfolio fees - Asset Management [1]	146,241	184,329
Directors’ fees and expenses	105,000	105,000
Insurance	67,086	72,275
Management fee - Asset Management [1]	66,938	60,710
Audit & tax preparation fees	66,000	69,781
Administration	51,328	50,267
Public relations fees	45,000	40,000
Printing and postage	2,335	194
Legal fees	(36,434)	346,099

Total operating expenses	10,136,038	4,471,259

Less: Voluntary Expense Waiver by Adviser [2]	(37,500)	(37,500)
Less: Voluntary Management Fee Waiver by Adviser [3]	(348,168)	(483,048)
Less: Voluntary Incentive Fee Waiver by Adviser [4]	—	—

Total waivers	(385,668)	(520,548)

Net operating (loss) income before taxes	(2,444,549)	4,054,054

Tax Expenses:
Current tax expense	480	438

Total tax expense	480	438

Net operating (loss) income	(2,445,029)	4,053,616

Net Realized and Unrealized Gain (Loss) on
Investments:

Net realized (loss) gain on investments
Short term investments	46,725	215,543
Non-control/Non-affiliated investments	(621,285)	(1,185,631)
Affiliate investments	114,580,586	15,418
Control investments	234,026	210,065
Foreign currency	—	—

Total net realized gain (loss) on investments	114,240,052	(744,605)

Net unrealized depreciation on investments	(87,889,394)	(6,844,625)

Net realized and unrealized gain (loss) on investments	26,350,658	(7,589,230)

Net increase (decrease) in net assets resulting from operations	$23,905,629	$(3,535,614)

Net increase (decrease) in net assets per share resulting from operations	$1.06	$(0.16)

Dividends declared per share	$0.135	$0.135

Weighted average number of shares outstanding [4]	22,556,412	22,702,821

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

4 Please see Note 13 “Dividends and Distributions to Shareholders, Share Repurchase Program and Tender Offer” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Month Period	For the Nine Month Period
	November 1, 2016	November 1, 2015
	July 31, 2017	July 31, 2016
Cash flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$31,351,783	$(2,480,574)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (loss) gain	(125,142,544)	40,101,063
Net change in unrealized (appreciation) depreciation	86,134,719	(18,223,347)
Amortization of premiums (discounts) and fees	(276,030)	(53,301)
Increase in accrued payment-in-kind dividends and interest	(1,405,278)	(6,698,463)
Amortization of deferred financing fees	901,092	767,348
Changes in operating assets and liabilities:
Restricted cash	500,274	499,670
Restricted cash equivalents	—	5,503,000
Dividends, interest and fees receivable	2,358,279	2,394,917
Fee and other receivables	602,018	527,952
Escrow receivables, net of reserves	9,151,805	(35,057,482)
Prepaid expenses	(165,299)	(8,495,076)
Incentive compensation (Note 11)	5,725,546	(3,607,115)
Other liabilities	954,495	(1,139,157)
Purchases of equity investments	(1,187,101)	(1,992,242)
Purchases of debt instruments	(6,209,282)	(39,155,640)
Purchases of short-term investments	(49,954,511)	(119,857,875)
Proceeds from equity investments (1)	65,770,471	36,848,989
Proceeds from debt instruments	39,378,619	22,917,871
Sales/maturities of short-term investments	85,183,301	209,805,021

Net cash provided by operating activities	143,672,357	82,766,571

Cash flows from Financing Activities:
Borrowings from revolving credit facility	50,000,000	136,300,000
Repayments from revolving credit facility	(85,000,000)	(189,300,000)
Repayments from bridge loan	—	(8,000,000)
Financing fees paid	(225,868)	(1,803,777)
Distributions paid to shareholders	(8,934,067)	(13,054,122)
Repurchases of common stock under dividend reinvestment plan	(201,280)	—

Net cash used in financing activities	(44,361,215)	(75,857,899)

Net change in cash and cash equivalents for the period	99,311,142	6,908,672

Cash and cash equivalents, beginning of period	$20,214,160	$10,311,567

Cash and cash equivalents, end of period	$119,525,302	$17,220,239

(1) For the nine month period ended July 31, 2017, proceeds from equity investments includes approximately $1.0 million from escrow receivables, net of reserves.

During the nine month periods ended July 31, 2017 and 2016 MVC Capital, Inc. paid $6,319,251 and $6,404,189 in interest expense, respectively.

During the nine month periods ended July 31, 2017 and 2016 MVC Capital, Inc. paid $1,278 and $930 in income taxes, respectively.

Non-cash activity:

During the nine month periods ended July 31, 2017 and 2016, MVC Capital, Inc. recorded payment in-kind dividend and interest of $1,405,288 and $6,698,463, respectively. This amount was added to the principal balance of the investments and recorded as dividend/interest income.

During the nine month periods ended July 31, 2017 and 2016, the Plan Agent purchased 21,724 and 34,095 shares of common stock, respectively, in the open market in order to satisfy the reinvestment portion of our dividends.

On December 24, 2015, as part of Inland’s restructuring, the Company obtained a MVC Environmental, Inc. $6.0 million senior secured note and 950 shares of its common stock.

On March 7, 2017, the Company exchanged its shares of MVC Turf, the holding company which owned the Company’s LLC interest in Turf, for approximately $3.8 million of additional subordinated debt in Turf.

On July 5, 2017, the Company received gross consideration for its investment in U.S. Gas valued at approximately $126.1 million, including approximately $11.0 million for the repayment of its two outstanding loans from the Company. The fair value of the consideration received by the Company for its equity investment in U.S. Gas was $115.1 million. As a result of the gross consideration received, the Company realized a gain of approximately $114.6 million. The $115.1 million is comprised of: (i) cash of approximately $50.0 million; (ii) 9.5% second-lien callable notes due in July 2025 with a face amount of approximately $40.5 million (before certain post-closing and indemnification adjustments, if any); and (iii) 3,282,982 Crius trust units valued at approximately $24.6 million at the time of closing.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Changes in Net Assets

	For the Nine Month Period November 1, 2016 to	For the Nine Month Period November 1, 2015 to	For the Year Ended
	July 31, 2017	July 31, 2016	October 31, 2016
	(Unaudited)	(Unaudited)
Operations:
Net operating (loss) gain	$(7,656,042)	$19,397,142	$19,327,746
Net realized gain (loss) on investments	125,142,544	(40,101,063)	(45,157,415)
Net change in unrealized (depreciation) appreciation on investments	(86,134,719)	18,223,347	28,627,844

Net increase (decrease) in net assets from operations	31,351,783	(2,480,574)	2,798,175

Shareholder Distributions from:
Income	(9,135,347)	(13,054,122)	(16,099,238)
Return of capital	—	—	—

Net decrease in net assets from shareholder distributions	(9,135,347)	(13,054,122)	(16,099,238)

Capital Share Transactions:
Issuance of common stock under dividend reinvestment plan	201,280	—	328,509
Repurchase of common stock under dividend reinvestment plan	(201,280)	—	(328,509)
Repurchase of common stock	—	—	(1,216,746)

Net decrease in net assets from capital share transactions	—	—	(1,216,746)

Total increase (decrease) in net assets	22,216,436	(15,534,696)	(14,517,809)

Net assets, beginning of period/year	279,557,778	294,075,587	294,075,587

Net assets, end of period/year	$301,774,214	$278,540,891	$279,557,778

Common shares outstanding, end of period/year	22,556,412	22,702,821	22,556,412

Undistributed net operating income	$—	$6,343,020	$3,228,508

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

	For the Nine Month Period November 1, 2016 to		For the Nine Month Period November 1, 2015 to		For the Year Ended
	July 31, 2017		July 31, 2016		October 31, 2016
	(Unaudited)		(Unaudited)

Net asset value, beginning of period/year	$12.39		$12.95		$12.95

Gain from operations:
Net operating (loss) gain	(0.34)		0.85		0.85
Net realized and unrealized gain (loss) on investments	1.73		(0.96)		(0.73)

Total gain from investment operations	1.39		(0.11)		0.12

Less distributions from:
Income	(0.40)		(0.57)		(0.71)
Return of capital	—		—		—

Total distributions	(0.40)		(0.57)		(0.71)

Capital share transactions
Anti-dilutive effect of share repurchase program	—		—		0.03

Total capital share transactions	—		—		0.03

Net asset value, end of period/year	$13.38		$12.27		$12.39

Market value, end of period/year	$10.39		$8.08		$8.69

Market discount	(22.35)%		(34.15)%		(29.86)%

Total Return - At NAV (a)	11.46%		(0.80)%		1.26%

Total Return - At Market (a)	24.87%		4.67%		14.32%

Ratios and Supplemental Data:

Portfolio turnover ratio	2.56%		12.77%		13.74%

Net assets, end of period/year (in thousands)	$301,775		$278,541		$279,558

Ratios to average net assets:
Expenses including tax expense	10.42	%(c)	5.88	%(c)	6.35%
Expenses excluding tax expense	10.42	%(c)	5.88	%(c)	6.35%

Net operating (loss) income before tax expense	(3.58	)%(c)	9.09	%(c)	6.81%
Net operating (loss) income after tax expense	(3.58	)%(c)	9.09	%(c)	6.81%

Ratios to average net assets excluding waivers:
Expenses including tax expense	11.04	%(c)	7.09	%(c)	7.43%
Expenses excluding tax expense	11.04	%(c)	7.09	%(c)	7.43%

Net operating (loss) income before tax expense	(4.21	)%(c)	7.88	%(c)	5.74%
Net operating (loss) income after tax expense	(4.21	)%(c)	7.88	%(c)	5.74%

(a) Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the period/year.

(b) Supplemental Ratio information

Ratios to average net assets: (b)
Expenses excluding incentive compensation	7.22	%(c)	7.10	%(c)	7.07%
Expenses excluding incentive compensation, interest and other borrowing costs	7.85	%(c)	3.53	%(c)	3.47%

Net operating income (loss) before incentive compensation	(0.39	)%(c)	7.87	%(c)	6.09%
Net operating income before incentive compensation, interest and other borrowing costs	3.26	%(c)	11.44	%(c)	9.69%

Ratios to average net assets excluding waivers: (b)
Expenses excluding incentive compensation	3.58	%(c)	8.31	%(c)	8.15%
Expenses excluding incentive compensation, interest and other borrowing costs	4.21	%(c)	4.74	%(c)	4.55%

Net operating income (loss) before incentive compensation	(1.02	)%(c)	6.66	%(c)	5.02%
Net operating income before incentive compensation, interest and other borrowing costs	2.63	%(c)	10.23	%(c)	8.62%

(c) Annualized.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

July 31, 2017

(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value

Non-control/Non-affiliated investments- 50.84% (a, c, f, g)
Actelis Networks, Inc.	Technology Investment	Common Stock (150,602 shares) (d, i)		$5,000,003	—
Biovation Acquisition Co.	Manufacturer of Laminate Material and Composites	Common Stock (90 shares) (d)		784,622	—
Custom Alloy Corporation	Manufacturer of Pipe Fittings and Forgings	Second Lien Loan 10.1000% Cash, 04/30/2020 (h, k)	$24,425,299	24,425,299	$17,665,079
		Unsecured Subordinated Loan 12.0000% Cash, 03/31/2018 (h, k)	3,000,000	3,000,000	2,823,336
				27,425,299	20,488,415
Dukane IAS,LLC	Welding Equipment Manufacturer	Second Lien Note 10.5000% Cash, 2.5000% PIK, 11/17/2020 (b, k)	7,209,686	7,112,541	7,281,774
FDS, Inc.	Software	Senior Subordinated Debt 12.0000% Cash, 11/30/2017 (k)	2,353,156	2,353,156	2,353,156
FOLIOfn, Inc.	Technology Investment - Financial Services	Preferred Stock (5,802,259 shares) (d, i)		15,000,000	5,648,000
HTI Technologies and Industries, Inc.	Electronic Component Manufacturing	Second Lien Note 12.0000% Cash, 2.0000% PIK, 06/21/2018 (b, k)	9,827,811	9,787,748	9,708,861
Initials, Inc.	Consumer Products	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK, 06/23/2020 (b, k)	4,818,874	4,818,874	4,364,970
Legal Solutions Holdings, Inc.	Business Services	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK, 09/12/2018 (b, k)	11,367,537	11,372,066	11,481,213
MainStream Data, Inc.	Technology Investment	Common Stock (5,786 shares) (d, i)		3,750,000	—
Morey’s Seafood International, LLC	Food Services	Second Lien Loan 10.0000% Cash, 4.0000% PIK, 08/12/2018 (b, h, k)	16,905,669	16,905,669	17,622,478
Quantum Plastics, LLC	Manufacturer of Plastic Parts	Senior Subordinated Debt 12.0000% Cash, 03/10/2021 (k)	10,000,000	9,644,095	10,000,000
		Warrants (d)	1	392,792	1,421,347
				10,036,887	11,421,347
Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 10.0000% Cash, 08/07/2020 (k)	7,717,056	7,717,056	7,491,956
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan, 9.5000% Cash, 07/05/2025 (l, k)	40,526,745	40,526,745	40,526,745
U.S. Spray Drying Holding Company	Specialty Chemicals	Class B Common Stock (784 shares) (d)		5,488,000	5,534,183
		Secured Loan 12.0000% Cash, 04/30/2019 (k)	1,500,000	1,500,000	1,500,000
				6,988,000	7,034,183
United States Technologies, Inc.	Electronics Manufacturing and Repair	Senior Lien Loan 10.5000% Cash, 07/17/2020 (k)	5,500,000	5,491,818	5,555,000
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Second Lien Loan 12.0000% Cash, 08/21/2022 (k)	2,450,000	2,450,000	2,450,000

Sub Total Non-control/Non-affiliated investments				177,520,484	153,428,098

Affiliate investments - 29.81% (c, f, g)
Advantage Insurance, Inc.	Insurance	Preferred Stock (750,000 shares) (a, d, e)		7,500,000	8,798,281
Centile Holdings B.V.	Software	Common Equity Interest (a, d, e)		3,524,376	6,484,000
Crius Energy Trust	Energy Services	Equity Unit (3,282,982 shares) (e)		24,571,966	24,376,199
JSC Tekers Holdings	Real Estate Management	Common Stock (3,201 shares) (a, d, e)		4,500	—
		Preferred Stock (9,159,085 shares) (a, d, e)		11,810,188	4,177,000
				11,814,688	4,177,000
MVC Environmental, Inc.	Environmental Services	Senior Secured Loan 9.0000% PIK, 12/22/2020 (a, b, h, k)	6,869,353	6,869,353	5,799,413
		Common Stock (980 shares) (a, d)		3,140,375	—
				10,009,728	5,799,413
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (a, d, e)		51,204,270	35,388,000
		Bridge Loan 5.0000% PIK, 12/31/2019 (a, b, e, k)	4,090,057	4,090,057	4,090,057
				55,294,327	39,478,057
SGDA Europe B.V.	Environmental Services	Common Equity Interest (a, d, e)		28,544,800	826,000

Sub Total Affiliate investments				141,259,885	89,938,950

The accompanying notes are an integral part of these consolidated financial statements.

 MVC Capital, Inc.

 Consolidated Schedule of Investments - (Continued)

 July 31, 2017

 (Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value
Control investments - 19.77% (c, f, g)
Equus Total Return, Inc.	Registered Investment Company	Common Stock (4,444,644 shares) (d, k)		$10,030,272	$10,489,360
MVC Automotive Group GmbH	Automotive Dealerships	Common Equity Interest (a, d, e)		51,185,015	16,242,000
		Bridge Loan 6.0000% Cash, 06/30/2018 (a, e, k)	$4,855,166	4,855,166	4,855,166
				56,040,181	21,097,166
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (a, d, j, k)		11,452,452	17,536,094
		General Partnership Interest (a, d, j, k)		292,154	441,185
				11,744,606	17,977,279
RuMe Inc.	Consumer Products	Common Stock (5,297,548 shares) (a, d)		924,475	490,590
		Series C Preferred Stock (23,896,634 shares) (a, d)		3,410,694	5,614,482
		Series B-1 Preferred Stock (4,999,076 shares) (a, d)		999,815	2,060,272
		Subordinated Debt 10.0000% PIK, 10/07/2017 (a, b, k)	967,454	957,777	957,777
		Warrants (a, d)	1	336,393	982,321
				6,629,154	10,105,442

Sub Total Control investments				84,444,213	59,669,247

TOTAL PORTFOLIO INVESTMENTS - 100.42% (f)				$403,224,582	$303,036,295

Cash equivalents and restricted cash equivalents - 0.25% (f, g)
Fidelity Institutional Government Money Market Fund	Money Market Fund	Beneficial Shares (772,055 shares)		$772,055	$772,055
Total Cash equivalents and restricted cash equivalents				772,055	772,055

TOTAL INVESTMENT ASSETS - 100.67%				$403,996,637	$303,808,350

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

(d) Non-income producing assets.

(e) The principal operations of these portfolio companies are located in Europe, Canada, and Puerto Rico which represents approximately 25% of the total assets.  The remaining portfolio companies are located in United States which represents approximately 46% of the total assets.

(f) Percentages are based on net assets of $301,774,214 as of July 31, 2017.

(g) See Note 3 for further information regarding “Investment Classification.”

(h) All or a portion of the accrued interest on these securities have been reserved for.

(i) Legacy Investments.

(j) MVC Private Equity Fund, LP is a private equity fund focused on control equity investments in the lower middle market.  The fund currently holds four investments, three located in the United States and one in Gibraltar, the investments are in the energy, services, contract manufacturing, and industrial sectors.  The Company’s proportional share of Plymouth Rock Energy membership interest and loan, the Gibdock Limited equity interest and Focus Pointe preferred stock is $7,255,392, $4,247,217, $3,001,696, respectively.

(k) All or a portion of these securities may serve as collateral for the Santander Credit Facility.

(l) U.S. Gas & Electric, Inc. is an indirect subsidiary of Crius Energy Trust.

PIK - Payment-in-kind

- Denotes zero cost or fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

October 31, 2016

Company	Industry	Investment	Principal/Shares	Cost	Fair Value/Market Value

Non-control/Non-affiliated investments- 44.06% (a, c, f, g)
Actelis Networks, Inc.	Technology Investment	Common Stock (150,602 shares) (d, i)		$5,000,003	—
Biogenic Reagents	Renewable Energy	Senior Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b, h, l)	$5,574,648	5,574,648	$5,191,932
		Senior Convertible Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b, h, l)	5,017,183	5,017,183	4,672,737
		Senior Note 12.0000% Cash, 4.0000% PIK, 06/30/2016 (b, h, l)	4,250,291	4,250,291	4,250,291
		Senior Subordinated Debt 12.0000% Cash, 4.0000% PIK, 06/30/2016 (b, h, l)	1,030,188	1,030,188	1,030,188
		Warrants (d)	2	620,077	—
				16,492,387	15,145,148
Biovation Acquisition Co.	Manufacturer of Laminate Material and Composites	Common Stock (90 shares) (d)		784,622	55,351
		Senior Lien Loan 5.0000% PIK, 05/05/2021 (b, l)	30,000	30,000	30,000
				814,622	85,351
Custom Alloy Corporation	Manufacturer of Pipe Fittings and Forgings	Second Lien Loan 4.5000% Cash, 5.5000% PIK, 04/30/2020 (b, h, l)	24,425,293	24,425,293	18,615,650
		Unsecured Subordinated Loan 12.0000% Cash, 03/31/2018 (l)	3,000,000	3,000,000	2,135,760
				27,425,293	20,751,410
Dukane IAS,LLC	Welding Equipment Manufacturer	Second Lien Note 10.5000% Cash, 2.5000% PIK, 11/17/2020 (b, l)	7,074,711	6,955,462	7,074,711
FDS, Inc.	Software	Senior Subordinated Debt 12.0000% Cash, 4.0000% PIK, 11/30/2016 (b, l)	2,300,000	2,300,000	2,300,000
FOLIOfn, Inc.	Technology Investment - Financial Services	Preferred Stock (5,802,259 shares) (d, i)		15,000,000	5,940,000
HTI Technologies and Industries, Inc.	Electronic Component Manufacturing	Second Lien Note 12.0000% Cash, 2.0000% PIK, 06/21/2018 (b, l)	9,680,251	9,604,132	9,680,251
Initials, Inc.	Consumer Products	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK, 06/23/2020 (b, l)	4,818,874	4,818,874	4,754,355
Legal Solutions Holdings, Inc.	Business Services	Senior Subordinated Debt 12.0000% Cash, 4.0000% PIK, 09/12/2018 (b, l)	11,028,610	11,036,929	10,898,792
MainStream Data, Inc.	Technology Investment	Common Stock (5,786 shares) (d, i)		3,750,000	—
Morey’s Seafood International, LLC	Food Services	Second Lien Loan 10.0000% Cash, 4.0000% PIK, 08/12/2018 (b, h, l)	17,167,669	17,167,669	15,169,547
Pride Engineering, LLC	Manufacturer of Equipment Components	Second Lien Note 12.0000% Cash, 06/18/2021 (l)	5,135,000	5,048,563	5,135,000
Quantum Plastics, LLC	Manufacturer of Plastic Parts	Senior Subordinated Debt 12.0000% Cash, 03/10/2021 (l)	10,000,000	9,570,176	9,657,398
		Warrants (d)	1	392,792	392,792
				9,962,968	10,050,190
Thunderdome Restaurants, LLC	Restaurants	Second Lien Loan, 12.0000% Cash, 06/10/2020 (l)	3,000,000	2,984,061	3,030,000
U.S. Spray Drying Holding Company	Specialty Chemicals	Class B Common Stock (784 shares) (d)		5,488,000	6,625,000
		Secured Loan 12.0000% Cash, 04/30/2019 (l)	1,500,000	1,500,000	1,500,000
				6,988,000	8,125,000
United States Technologies, Inc.	Electronics Manufacturing and Repair	Senior Lien Loan 10.5000% Cash, 07/17/2020 (l)	5,000,000	5,000,000	5,050,000
Sub Total Non-control/Non-affiliated investments				150,348,963	123,189,755

Affiliate investments - 60.61% (a, c, f, g)
Advantage Insurance Holdings LTD	Insurance	Preferred Stock (750,000 shares) (d, e)		7,500,000	8,304,412
Centile Holdings B.V.	Software	Common Equity Interest (d, e)		3,524,376	5,379,000
JSC Tekers Holdings	Real Estate Management	Common Stock (3,201 shares) (d, e)		4,500	—
		Preferred Stock (9,159,085 shares) (d, e)		11,810,188	3,730,000
				11,814,688	3,730,000
MVC Environmental, Inc.	Environmental Services	Senior Secured Loan 9.0000% PIK, 12/22/2020 (b, l)	6,426,943	6,426,943	6,426,943
		Common Stock (950 shares) (d)		3,081,000	1,626,910
				9,507,943	8,053,853
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d, e)		51,534,073	34,854,000
SGDA Europe B.V.	Environmental Services	Common Equity Interest (d, e)		28,544,800	1,257,000
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan, 13.0000% Cash, 07/01/2019 (l)	7,500,000	7,500,000	7,500,000
		Unsecured Loan 10.0000% Cash, 4.0000% PIK , 07/01/2018 (b, l)	3,298,448	3,298,448	3,298,448
		Convertible Series I Preferred Stock (32,200 shares) (k, n)		500,000	89,367,607
		Convertible Series J Preferred Stock (8,216 shares) (n)		—	—
				11,298,448	100,166,055
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK , 11/28/2021 (b, l)	6,510,065	6,510,065	6,566,924
		Common Stock (5,610 shares) (d)		250,000	677,222
		Warrants (d)	5,303	—	438,304
				6,760,065	7,682,450

Sub Total Affiliate investments				130,484,393	169,426,770

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

July 31, 2017

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

On October 14, 2011, the Company formed a wholly-owned subsidiary, MVC Cayman, an exempted company incorporated in the Cayman Islands, to hold certain of its investments and to make certain future investments.  The results of MVCFS and MVC Cayman are consolidated into the Company’s financial statements and all inter-company accounts have been eliminated in consolidation.  Of the $119.5 million in cash and cash equivalents on the Company’s Consolidated Balance Sheets as of July 31, 2017, approximately $1.1 million was held by MVC Cayman.

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

During fiscal year ended October 31, 2014, MVC Turf, Inc. (“MVC Turf”) was consolidated with the Company as MVC Turf is an MVC wholly-owned holding company. The consolidation of MVC Turf did not have any material effect on the financial position or net results of operations of the Company.  On March 7, 2017, the Company exchanged its shares of MVC Turf, the holding company that owned the Company’s LLC interest in Turf Products, for approximately $3.8 million of additional subordinated debt in Turf Products.  Prior to the exchange, the Company also received a distribution from MVC Turf, prior to the exchange, of approximately $323,000. The impact of the deconsolidation of MVC Turf on the Company’s financial condition and results of operations was immaterial.  As of July 31, 2017, MVC Turf is no longer consolidated with the Company.

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

4. Cash and Cash Equivalents

For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all money market and all highly liquid temporary cash investments purchased with an original maturity of less than three months to be cash equivalents. The Company places its cash and cash equivalents with financial institutions and cash held in bank accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit.  As of July 31, 2017, the Company had approximately $772,000 in cash equivalents and approximately $118.8 million in cash totaling approximately $119.5 million.  Of the $119.5 million in cash and cash equivalents, approximately $1.1 million was held by MVC Cayman.

Restricted Cash and Cash Equivalents

Cash and cash equivalent accounts that are not available to the Company for day—to-day use and are legally restricted are classified as restricted cash. Restricted cash and cash equivalents are carried at cost, which approximates fair value.  During the fiscal year ended October 31, 2016, the Company agreed to cash collateralize a $500,000 working capital line of credit for an entity partially owned by MVC Environmental, Inc. (“MVC Environmental”) and a $300,000 letter of credit for RuMe, Inc. (“RuMe”).  During the nine month period ended July 31, 2017, the cash collateral securing the MVC Environmental working capital line of credit was released and a new credit facility was entered into secured by a $1.0 million letter of credit.  The $1.0 million letter of credit for MVC Environmental is collateralized by the Company’s Credit Facility III (defined below).  The cash securing the $300,000 letter of credit for RuMe is classified as restricted cash on the Company’s Consolidated Balance Sheets as of July 31, 2017.

5. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). ASU 2014-09 addresses the reporting of revenue by most entities and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14 that defers the effective date of ASU 2014-09 for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early application is not permitted for public business entities.  On December 27, 2016, the FASB issued ASU 2016-20 to make various amendments to Topic 606, going into effect for years beginning after December 15, 2017.  The Company is currently assessing the impact of this guidance.

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

6. Investment Valuation Policy

Our investments are carried at fair value in accordance with the Accounting Standards Codification, Fair Value Measurement (“ASC 820”). In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of our Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction.  At July 31, 2017, we did not own restricted or unrestricted securities of any publicly traded company in which we have a majority-owned interest but did own one security in which we have a minority-owned interest.

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

At July 31, 2017 and October 31, 2016, approximately 62.84% and 81.37%, respectively, of total assets represented investments in portfolio companies recorded at fair value (“Fair Value Investments”).

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

7. Concentration of Market Risk

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments and escrow receivables (other than cash equivalents), which collectively represented approximately 71.01% and 85.41% of the Company’s total assets at July 31, 2017 and October 31, 2016, respectively. As discussed in Note 8, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the Company’s portfolio investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include foreign investments (which subject the Company to additional risks such as currency, geographic, demographic and operational risks), entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.  Additionally, we are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate.  As of July 31, 2017, the fair value of our largest investment, Crius Energy Trust (“Crius”), including its wholly-owned indirect subsidiary, U.S. Gas & Electric, Inc. (“U.S. Gas”) (collectively, “Crius”), comprised 15.2% of our total assets and 21.5% of our net assets.  The Company’s investments in short-term securities are generally in U.S. government securities, with a maturity of greater than three months but generally less than one year or other high quality and highly liquid investments.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents.

The following table shows the portfolio composition by industry grouping at fair value as a percentage of net assets as of July 31, 2017 and October 31, 2016.

	July 31, 2017	October 31, 2016
Energy Services	21.51%	35.83%
Electrical Engineering	13.08%	12.47%
Automotive Dealerships	6.99%	5.60%
Manufacturer of Pipe Fittings	6.79%	7.42%
Private Equity	5.96%	9.23%
Food Services	5.84%	5.43%
Consumer Products	4.80%	5.28%
Business Services	3.80%	3.90%
Manufacturer of Plastics Parts	3.78%	3.60%
Regulated Investment Company	3.48%	2.97%
Electronics Component Manufacturing	3.22%	3.46%
Software	2.93%	2.75%
Insurance	2.92%	2.97%
Distributor - Landscaping and Irrigation Equipment	2.48%	2.77%
Welding Equipment Manufacturer	2.41%	2.53%
Specialty Chemicals	2.33%	2.91%
Environmental Services	2.20%	3.33%
Technology Investment - Financial Services	1.87%	2.12%
Electronics Manufacturing and Repair	1.84%	1.81%
Real Estate Management	1.38%	1.33%
Iron Foundries	0.81%	2.75%
Renewable Energy	0.00%	5.42%
Manufacturer of Equipment Components	0.00%	1.83%
Restaurants	0.00%	1.08%
Manufacturer of Laminate Material and Composites	0.00%	0.03%
Port Facilities	0.00%	0.00%
	100.42%	128.82%

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•                                          Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date.  We valued one of our investments using Level 1 inputs as of July 31, 2017.

•                                          Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly or other inputs that are observable or can be corroborated by observable market data. Additionally, the Company’s interests in Investment Vehicles that can be withdrawn by the Company at the net asset value reported by such Investment Vehicle as of the measurement date or within six months of the measurement date are generally categorized as Level 2 investments.  We did not value any of our investments using Level 2 inputs as of July 31, 2017.

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

The following fair value hierarchy tables set forth our investment related assets and (liabilities) by level as of July 31, 2017 and October 31, 2016 (in thousands):

	July 31, 2017
	Level 1	Level 2	Level 3	Investment measured at NAV	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$156,527	$—	$156,527
Common Stock	34,866	—	6,025	—	40,891
Preferred Stock	—	—	26,298	—	26,298
Warrants	—	—	2,404	—	2,404
Common Equity Interest	—	—	58,940	—	58,940
LP Interest of the PE Fund	—	—	—	17,536	17,536
GP Interest of the PE Fund	—	—	—	441	441
Guarantees	—	—	(217)	—	(217)
Total	$34,866	$—	$249,977	$17,977	$302,820

	October 31, 2016
	Level 1	Level 2	Level 3	Investment measured at NAV	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$141,893	$—	$141,893
Common Stock	8,311	—	9,524	—	17,835
Preferred Stock	—	—	115,195	—	115,195
Warrants	—	—	1,886	—	1,886
Common Equity Interest	—	—	53,811	—	53,811
LP Interest of the PE Fund	—	—	—	25,167	25,167
GP Interest of the PE Fund	—	—	—	631	631
LLC Interest	—	—	3,992	—	3,992
Guarantee	—	—	(291)	—	(291)
Escrow Receivable	—	—	9,152	—	9,152
Short-term investments	—	34,992	—	—	34,992
Total Investments, net	$8,311	$34,992	$335,162	$25,798	$404,263

A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.  Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur.  During the nine month period ended July 31, 2017 and the year ended October 31, 2016, there were no transfers in and out of Level 1 or 2.

The following tables set forth a summary of changes in the fair value of investment related assets and liabilities measured using Level 3 inputs for the nine month period ended July 31, 2017, and July 31, 2016 (in thousands):

	Balances, November 1, 2016	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, July 31, 2017	Total Loss for the Year Included in Earnings Attibutable to the Change in Unrealized Appreciation (Depreciation) on Investments held as of July 31, 2017
Senior/Subordinated Loans and credit facilities	$141,893	$(28)	$584	$1,427	$51,939	$(39,288)	$—	$156,527	$1,275
Common Stock	9,524	(1,863)	1,873	(2,935)	59	(633)	—	6,025	(2,881)
Preferred Stock	115,195	114,581	(88,868)	470	—	(115,080)	—	26,298	470
Warrants	1,886	(207)	182	895	—	(352)	—	2,404	957
Common Equity Interest	53,811	—	—	4,331	1,128	(330)	—	58,940	4,331
LLC Interest	3,992	609	(456)	—	—	(4,145)	—	—	—
Guarantees	(291)	—	13	61	—	—	—	(217)	60
Escrow Receivable	9,152	1,262	—	—	—	(10,414)	—	—	—
Total	$335,162	$114,354	$(86,672)	$4,249	$53,126	$(170,242)	$—	$249,977	$4,212

	Balances, November 1, 2015	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, July 31, 2016	Total Loss for the Year Included in Earnings Attibutable to the Change in Unrealized Appreciation (Depreciation) on Investments held as of July 31, 2016
Senior/Subordinated Loans and credit facilities	$138,471	$(6,526)	$7,593	$(11,224)	$49,688	$(29,436)	$—	$148,566	$(18,483)
Common Stock	7,953	(16,993)	16,993	693	3,081	(2)	—	11,725	(4,858)
Preferred Stock	149,026	(14,671)	14,052	(4,088)	—	(37,948)	—	106,371	62,151
Warrants	1,661	(1,111)	1,111	(1,202)	393	—	—	852	(161)
Common Equity Interest	69,677	—	—	(7,296)	1,599	—	—	63,980	(70,993)
LLC Interest	3,992	—	—	—	—	—	—	3,992	456
Guarantees	(41)	—	—	19	—	—	—	(22)	(22)
Escrow Receivable	293	(1,108)	—	(82)	11,014	(1,329)	—	8,788	—
Total	$371,032	$(40,409)	$39,749	$(23,180)	$65,775	$(68,715)	$—	$344,252	$(31,910)

(1)                Included in net realized gain (loss) on investments in the Consolidated Statements of Operations.

(2)              Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities disposed of during the nine month period ended July 31, 2017 and July 31, 2016, respectively.

(3)              Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities held during the nine month period ended July 31, 2017 and July 31, 2016, respectively.

(4)              Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for new securities.  For the nine month period ended July 31, 2017 and July 31, 2016, a total of approximately $1.4 million and $6.7 million, respectively, of PIK interest and dividends and amortization of discounts and fees are included.

(5)              Includes decreases in the cost basis of investments resulting from principal repayments or sales.

In accordance with ASU 2011-04, the following tables summarize information about the Company’s Level 3 fair value measurements as of July 31, 2017 and October 31, 2016 (in thousands):

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range		Weighted
	7/31/2017	Valuation technique	Unobservable input	Low	High	average (a)

Common Stock (c) (d)	$6,025	Adjusted Net Asset Approach	Real Estate Appraisals	N/A	N/A	N/A

		Market Approach	Revenue Multiple	1.4x	1.4x	1.4x
			Forward EBITDA Multiple	5.9x	7.0x	7.0x

Senior/Subordinated loans and credit facilities (b) (d)	$156,527	Market Approach	EBITDA Multiple	6.0x	8.8x	7.5x
			Forward EBITDA Multiple	5.9x	7.0x	6.7x
			Revenue Multiple	1.4x	1.4x	1.4x
			Discount to Letter of Intent	10.0%	10.0%	10.0%
			Illiquidity Discount	15.0%	15.0%	15.0%

		Income Approach	Required Rate of Return	8.5%	22.2%	13.2%
			Discount Rate	15.5%	18.0%	16.9%

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A	N/A	N/A
			Discount to Net Asset Value	0.0%	0.0%	0.0%

Common Equity Interest	$58,940	Market Approach	Revenue Multiple	2.0x	2.0x	2.0x
			EBITDA Multiple	6.0x	7.0x	6.7x

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A	N/A	N/A
			Discount to Net Asset Value	0.0%	0.0%	0.0%

		Income Approach	Discount Rate	15.5%	17.6%	15.8%
			Perpetual Growth Rate of Free Cash Flow	3.0%	3.0%	3.0%

Preferred Stock (c)	$26,298	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%
			Real Estate Appraisals	N/A	N/A	N/A

		Market Approach	Revenue Multiple	1.4x	1.4x	1.4x
			% of AUM	0.81%	0.81%	0.81%
			Illiquidity Discount	30.0%	30.0%	30.0%
			Multiple of Book Value	1.0x	1.0x	1.0x
			EBT Multiple	14.5x	14.5x	14.5x
			Discount to Letter of Intent	0.0%	0.0%	0.0%

		Income Approach	Discount Rate	15.9%	15.9%	15.9%
			Perpetual Growth Rate of Free Cash Flow	2.5%	2.5%	2.5%

Warrants	$2,404	Market Approach	Revenue Multiple	1.4x	1.4x	1.4x
			Discount to Letter of Intent	10.0%	10.0%	10.0%

Guarantees	$(217)	Income Approach	Discount Rate	20.0%	20.0%	20.0%

Total	$249,977

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

(e) Practical expedient is used utilizing the net asset valuations provided by the GP

* The above table excludes certain investments whose fair value is zero due to certain specific situations at the portfolio company level.

NM - Not Meaningful

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range				Weighted
	10/31/2016	Valuation technique	Unobservable input	Low		High		average (a)

Common Stock (c) (d)	$9,524	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		0.0%		0.0%
			Real Estate Appraisals	N/A		N/A		N/A

		Income Approach	Discount Rate	13.3%		30.0%		17.0%
			Perpetual Growth Rate of Free Cash Flow	2.0%		2.0%		2.0%

		Market Approach	Revenue Multiple	1.4	x	1.4	x	1.4	x
			EBITDA Multiple	5.5	x	5.5	x	5.5	x
			Forward EBITDA Multiple	5.6	x	7.0	x	6.7	x
			Minority Discount	10.0%		10.0%		10.0%
			Illiquidity Discount	15.0%		15.0%		15.0%

Senior/Subordinated loans and credit facilities (b) (d)	$141,893	Market Approach	EBITDA Multiple	3.8	x	8.8	x	6.7	x
			Forward EBITDA Multiple	5.6	x	7.0	x	5.8	x
			Revenue Multiple	1.4	x	1.4	x	1.4	x
			Discount to Letter of Intent	0.0%		0.0%		0.0%
			Illiquidity Discount	15.0%		15.0%		15.0%

		Income Approach	Required Rate of Return	11.6%		39.9%		15.6%
			Discount Rate	18.1%		30.0%		18.2%

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A
			Discount to Net Asset Value	0.0%		30.0%		22.3%

LLC Interest	$3,992	Market Approach	EBITDA Multiple	6.0	x	6.0	x	6.0	x

Common Equity Interest	$53,811	Market Approach	Revenue Multiple	2.0	x	2.0	x	2.0	x
			EBITDA Multiple	3.8	x	5.5	x	3.9	x
			Forward EBITDA Multiple	7.0	x	7.0	x	7.0	x

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A
			Discount to Net Asset Value	0.0%		0.0%		0.0%

		Income Approach	Discount Rate	15.9%		18.1%		16.2%
			Perpetual Growth Rate of Free Cash Flow	3.0%		3.0%		3.0%

Preferred Stock (c)	$115,195	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		0.0%		0.0%
			Real Estate Appraisals	N/A		N/A		N/A

		Market Approach	Revenue Multiple	1.4	x	1.4	x	1.4	x
			EBITDA Multiple	5.0	x	5.0	x	5.0	x
			% of AUM	0.77%		0.77%		0.77%
			Illiquidity Discount	30.0%		30.0%		30.0%
			Multiple of Book Value	1.0	x	1.0	x	1.0	x
			EBT Multiple	15.0	x	15.0	x	15.0	x
			Discount to Letter of Intent	0.0%		0.0%		0.0%

		Income Approach	Discount Rate	15.7%		15.7%		15.7%
			Perpetual Growth Rate of Free Cash Flow	2.5%		2.5%		2.5%

Warrants	$1,886	Market Approach	Minority Discount	10.0%		10.0%		10.0%
			EBITDA Multiple	5.5	x	6.7	x	6.1	x
			Revenue Multiple	1.4	x	1.4	x	1.4	x

		Income Approach	Discount Rate	13.3%		13.3%		13.3%
			Perpetual Growth Rate of Free Cash Flow	2.0%		2.0%		2.0%

		Adjusted Net Asset Approach	Discount to Net Asset Value	27.2%		27.2%		27.2%

Guarantees	$(291)	Income Approach	Discount Rate	7.3%		20.0%		19.4%

Escrows	$9,152	Income Approach	Discount Rate	20.0%		20.0%		20.0%

Total	$335,162

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

For the Nine Month Period Ended July 31, 2017

During the nine month period ended July 31, 2017, in connection with the sale of U.S. Gas, the Company received securities that totaled approximately $65.1 million.  The securities were received from U.S. Gas ($40.5 million) and Crius Energy Trust (“Crius”) ($24.6 million).

During the nine month period ended July 31, 2017, the Company made 5 follow-on investments in 4 existing portfolio companies that totaled approximately $7.3 million.  On November 9, 2016, the Company invested approximately $59,000 in MVC Environmental and received an additional 30 shares of common stock.  On December 1, 2016, the Company loaned an additional $500,000 to United States Technologies, Inc. (“U.S. Tech”) increasing the total amount outstanding to $5.5 million.  On December 13, 2016, the Company loaned an additional $475,000 to MVC Automotive Group GmbH (“MVC Automotive”) increasing the amount outstanding on the bridge loan to approximately $3.8 million.  The maturity date was also extended to December 31, 2017.  On April 3, 2017, the Company loaned Security Holdings B.V. (“Security Holdings”) approximately $4.1 million in the form of a bridge loan with an interest rate of 5% and a maturity date of December 31, 2019.  On May 3, 2017, the Company invested approximately $1.1 million in MVC Automotive for additional common equity and loaned MVC Automotive approximately $1.1 million, increasing the amount outstanding on the bridge loan to approximately $4.9 million.  The maturity date was also extended to June 30, 2018.

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

On April 12, 2017, the Company received a principal payment from Pride Engineering, LLC (“Pride”) of approximately $79,000.

On April 24, 2017, Equus Total Return, Inc. (“Equus”) entered into a definitive agreement to acquire U.S. Gas (the “Equus Merger Agreement”).  Closing of the transaction was subject to a number of conditions.  On May 23, 2017, the Boards of MVC and U.S. Gas provided notice to Equus of a superior proposal that had been received from Crius and of MVC’s and U.S. Gas’s intent to terminate the Equus Merger Agreement.  On May 30, 2017, MVC and U.S. Gas terminated the Equus Merger Agreement, and in connection with such termination and pursuant to the Equus Merger Agreement, U.S. Gas paid to Equus a termination fee of $2.5 million.

On April 28, 2017, the Company received a principal payment from Morey’s Seafood International, LLC (“Morey’s”) of $262,000.

On May 30, 2017, U.S. Gas entered into a definitive agreement to be acquired by Crius Energy Trust for $172.5 million in a combination of cash, second-lien notes, and Crius trust units.

On June 8, 2017, the Company received total proceeds of approximately $18.1 million for the repayment of the outstanding Biogenic loans.  The total proceeds include repayment of all outstanding principal and a substantial portion of the unpaid accrued interest related to the loans that were previously reserved against in full beginning on April 1, 2016.  The warrants were also realized as part of this transaction resulting in a realized loss of approximately $620,000.

On June 26, 2017, Thunderdome Restaurants, LLC (“Thunderdome”) repaid its loan in full totaling approximately $3.0 million, including all accrued interest.

On July 5, 2017, the Company received gross consideration for its investment in U.S. Gas valued at approximately $126.1 million, including approximately $11.0 million for the repayment of its two outstanding loans from the Company. The fair value of the consideration received by the Company for its equity investment in U.S. Gas was $115.1 million. As a result of the gross consideration received, the Company realized a gain of approximately $114.6 million. The $115.1 million is comprised of: (i) cash of approximately $50.0 million; (ii) 9.5% second-lien callable notes due in July 2025 with a face amount of approximately $40.5 million (before certain post-closing and indemnification adjustments, if any); and (iii) 3,282,982 Crius trust units valued at approximately $24.6 million on the date of the closing. In addition to the approximately $115.1 million proceeds that the Company received from the sale of USG&E to Crius (pre-indemnification and pre- working capital true-up), the Company also received $1.48 million in cash to hold in its capacity as Holder Representative (of the USG&E selling shareholders). This $1.48 million cash received by the Company will be used to pay, over time, for legal costs, potential settlements, true-up payments, etc. on behalf of the USG&E selling shareholders.  Since the Company expects the $1.48 million to be fully used for legal costs, settlements and true-up payments, on behalf of the USG&E selling shareholders, the Company has reserved in full against all proceeds received.  If there are any excess proceeds, once all costs and payments associated with the transaction have been made, the excess proceeds will be split amongst the non-legacy USG&E selling shareholders on a pro-rata basis.

On July 20, 2017, Pride repaid its loan in full totaling approximately $5.1 million, including all accrued interest.

During the nine month period ended July 31, 2017, Initials made a principal payment of approximately $69,000.

During the nine month period ended July 31, 2017, the Company recorded a distribution of approximately $330,000 from Security Holdings, which was recorded as a return of capital.

During the quarter ended January 31, 2017, the Valuation Committee increased the fair value of the Company’s investments in: Advantage Insurance Holdings LTD (“Advantage”) preferred stock by approximately $136,000, Centile Holdings B.V. (“Centile”) equity interest by $340,000, Custom Alloy unsecured loan by approximately $370,000, Dukane IAS, LLC (“Dukane”) loan by approximately $71,000, Legal Solutions Holdings, Inc. (“Legal Solutions”) loan by approximately $112,000, Morey’s loan by approximately $462,000, Pride loan by approximately $51,000, Quantum Plastics, LLC (“Quantum”) loan by approximately $323,000 and warrant by approximately $1.0 million, Security Holdings equity interest by approximately $1.5 million, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $99,000, Turf Products, LLC (“Turf”) loan by approximately $7,000 and guarantee by approximately $3,000, RuMe guarantee by approximately $50,000 and the U.S. Tech loan by $5,000.  The Valuation Committee also increased the Ohio Medical Corporation (“Ohio Medical”) escrow by approximately $73,000 that was recorded as a realized gain.  In addition, increases in the cost basis and fair value of the loans to Vestal, HTI Technologies and Industries, Inc. (“HTI”), Legal Solutions, MVC Environmental, FDS, Inc. (“FDS”), RuMe, Dukane and U.S. Gas were due to the capitalization of PIK interest totaling $511,649.  The Valuation Committee also decreased the fair value of the Company’s investments in: BAC common stock by approximately $55,000, Custom Alloy Corporation (“Custom Alloy”) second lien loan by approximately $575,000, Foliofn, Inc. (“Foliofn”) preferred stock by $264,000, Initials, Inc. (“Initials”) loan by approximately $95,000, JSC Tekers Holdings (“JSC Tekers”) preferred stock by approximately $43,000, MVC Automotive equity interest by $307,000, MVC Environmental common stock by approximately $517,000, RuMe series C preferred stock by approximately $186,000, series B-1 preferred stock by approximately $9,000, common stock by approximately $42,000 and warrant by approximately $66,000, U.S. Spray Drying Holding Company (“SCSD”) common stock by $560,000, SGDA Europe B.V. (“SGDA Europe”) common equity interest by approximately $252,000 and Vestal loan by approximately $57,000, common stock by approximately $54,000 and warrant by approximately $62,000.

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

During the quarter ended July 31, 2017, the Valuation Committee increased the fair value of the Company’s investments in: Advantage preferred stock by approximately $139,000, Centile equity interest by $629,000, Custom Alloy unsecured loan by approximately $317,000, Dukane loan by approximately

$1,000, JSC Tekers preferred stock by approximately $419,000, Legal Solutions loan by approximately $1,000, Morey’s loan by approximately $1.0 million, MVC Automotive equity interest by approximately $1.4 million, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.1 million, Quantum warrant by approximately $1,000, RuMe series C preferred stock by approximately $129,000, series B-1 preferred stock by approximately $58,000, common stock by approximately $29,000 and warrant by approximately $66,000 and the Turf loan by approximately $154,000. In addition, increases in the cost basis and fair value of the loans to HTI, Legal Solutions, MVC Environmental, RuMe, Dukane, Initials and U.S. Gas were due to the capitalization of PIK interest totaling $486,743.  The Valuation Committee also decreased the fair value of the Company’s investments in:  Custom Alloy second lien loan by approximately $375,000, Foliofn preferred stock by $156,000, HTI loan by approximately $119,000, RuMe guarantee by approximately $81,000, Initials loan by approximately $248,000, MVC Environmental common stock by approximately $760,000 and loan by approximately $1.1 million, SGDA Europe common equity interest by approximately $73,000 and the SCSD common stock by approximately $316,000.

During the nine month period ended July 31, 2017, the Valuation Committee increased the fair value of the Company’s investments in: Advantage preferred stock by approximately $494,000, Centile equity interest by $1.1 million, Custom Alloy unsecured loan by approximately $687,000, Dukane loan by approximately $73,000, JSC Tekers preferred stock by approximately $447,000, Legal Solutions loan by approximately $243,000, Morey’s loan by approximately $2.7 million, MVC Automotive equity interest by approximately $2.8 million, Pride loan by approximately $51,000, RuMe series B-1 preferred stock by approximately $44,000, Quantum loan by approximately $323,000 and warrant by approximately $1.0 million, Security Holdings equity interest by approximately $534,000, U.S. Tech loan by $5,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.4 million, Turf guarantee by approximately $3,000 and the RuMe guarantee by approximately $60,000.  The Valuation Committee also increased the Ohio Medical escrow by approximately $301,000 that was recorded as a realized gain.  In addition, increases in the cost basis and fair value of the loans to Vestal, HTI, Legal Solutions, MVC Environmental, FDS, RuMe, Dukane and U.S. Gas were due to the capitalization of PIK interest totaling $1,405,288.  The Valuation Committee also decreased the fair value of the Company’s investments in: BAC common stock by approximately $55,000, Custom Alloy second lien loan by approximately $950,000, Foliofn preferred stock by $292,000, Initials loan by approximately $390,000, MVC Environmental common stock by approximately $1.7 million and loan by approximately $1.1 million, RuMe series C preferred stock by approximately $221,000, common stock by approximately $49,000 and warrant by approximately $72,000, Turf loan by approximately $85,000, HTI loan by approximately $119,000, SCSD common stock by $1.1 million, Vestal loan by approximately $57,000, common stock by approximately $54,000 and warrant by approximately $62,000 and the SGDA Europe common equity interest by approximately $431,000.

At July 31, 2017, the fair value of all portfolio investments, exclusive of any U.S. Treasury obligations and escrow receivables, was $303.0 million with a cost basis of $403.2 million.  At July 31, 2017, the fair value and cost basis of investments made by the Company’s former management team pursuant to the prior investment objective (“Legacy Investments”) was $5.6 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $297.4 million and $379.4 million, respectively.  At October 31, 2016, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $360.1 million with a cost basis of $374.7 million.  At October 31, 2016, the fair value and cost basis of Legacy Investments was $5.9 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $354.2 million and $350.9 million, respectively.

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

9. Commitments and Contingencies

Commitments to Portfolio Companies:

At July 31, 2017 and October 31, 2016, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at July 31, 2017
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Portfolio Company	Amount Committed	Amount Funded at October 31, 2016
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Guarantees:

At July 31, 2017 and October 31, 2016, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at July 31, 2017
MVC Automotive	$5.6 million	—
RuMe	$1.0 million	—
Total	$6.6 million	—

Guarantee	Amount Committed	Amount Funded at October 31, 2016
MVC Automotive	$6.3 million	—
RuMe	$1.0 million	—
Turf	$1.0 million	—
Total	$8.3 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At July 31, 2017, the Valuation Committee estimated the combined fair values of the guarantee obligations noted above to be approximately -$217,000 or a liability of approximately $217,000.

These guarantees are further described below, together with the Company’s other commitments.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  Over time, Erste Bank, the bank extending the mortgage to MVC Automotive, increased the amount of the mortgage. The balance of the guarantee as of July 31, 2017 is approximately 4.7 million Euro (equivalent to approximately $5.6 million).

The Company guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank.  On March 7, 2017, the Company exchanged its shares of MVC Turf, the holding company which owned the Company’s LLC interest in Turf Products, for approximately $3.8 million of additional subordinated debt in Turf Products.  The Company’s guarantee was retired as a part of this recapitalization.

The Company guaranteed $1.0 million of RuMe’s indebtedness to Colorado Business Bank, which had a fair value of approximately -$217,000 or a liability of $217,000 as of July 31, 2017.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  The investment period related to the PE Fund has ended.  Additional capital may be called for follow-on investments in existing portfolio companies of the PE Fund or to pay operating expenses of the PE Fund until the partnership is terminated.  During the nine month period ended July 31, 2017, the Company received proceeds of approximately $12.6 million from the PE Fund related to the sale of AccuMed Corp., a portfolio company of the PE Fund.  The Company’s pro-rata share of the PE Fund’s investment in AccuMed Corp. totaled approximately $2.4 million, resulting in a realized gain of approximately $10.2 million.  As of July 31, 2017, $14.6 million of the Company’s commitment has been contributed.

During the fiscal year ended October 31, 2016, the Company agreed to cash collateralize a $500,000 working capital line of credit for an entity partially owned by MVC Environmental provided by Branch Banking and Trust Company (“BB&T”).  During the nine month period ended July 31, 2017, the cash collateral securing the MVC Environmental working capital line of credit was released and a new credit facility was entered into secured by a $1.0 million letter of credit.  The $1.0 million letter of credit is collateralized by the Company’s Credit Facility III (defined below).

During the fiscal year ended October 31, 2016, the Company agreed to cash collateralize a $300,000 third party letter of credit for RuMe, which is still a commitment of the Company as of July 31, 2017.

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

On May 3, 2013, the Company sold approximately $33.9 million of additional Senior Notes in a direct offering.  The additional Senior Notes will also mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Notes bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  As of July 31, 2017, the Senior Notes had a total outstanding amount of approximately $114.4 million; net of deferred financing fees the balance was approximately $112.5 million, with a market value of approximately $116.7 million. The market value of the Senior Notes is based on the closing price of the security as of July 31, 2017 on the New York Stock Exchange (NYSE:MVCB).

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with BB&T. On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  On December 1, 2015, Credit Facility II was renewed and expired on May 31, 2016, at which time all outstanding amounts under it were due and repaid.  On June 30, 2016, Credit Facility II was renewed and reduced to a $50 million revolving credit facility, which expired on February 28, 2017, as of which time all outstanding amounts under it were due and repaid.  On February 28, 2017, Credit Facility II was renewed and increased to a $100 million revolving credit facility and will expire on August 31, 2017.  See “Subsequent Events” for more information.  At October 31, 2016, the balance of Credit Facility II was $35.0 million.  During the nine month period ended July 31, 2017, the Company’s net repayments on Credit Facility II were $35.0 million, resulting in no outstanding balance at July 31, 2017.  Credit Facility II is used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 125 basis points.  In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid closing fees, legal and other costs associated with these transactions.  These costs will be amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities. As of July 31, 2017, the Company is in compliance with all covenants related to Credit Facility II.

On December 9, 2015, the Company entered into a three-year, $50 million revolving borrowing base credit facility (“Credit Facility III”) with Santander Bank N.A. as a lender and lead agent and Wintrust Bank as a lender and syndication agent.  As of October 31, 2016 and July 31, 2017, there was no outstanding balance on Credit Facility III.  Credit Facility III can, under certain conditions, be increased up to $85 million.  The new facility bears an interest rate of LIBOR plus 3.75% or the prime rate plus 1% (at the Company’s option), and includes a 1% closing fee of the commitment amount and a 0.75% unused fee.  The compensating balance for the revolving credit facility is $5.0 million. As of July 31, 2017, the Company is in compliance with all covenants related to Credit Facility III.

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

On various dates, TTG Advisers and the Company entered into annual agreements to extend the expense cap of 3.5% to the 2011, 2012, 2013 and 2014 fiscal years (“Expense Limitation Agreement”).  The Company and the Adviser agreed to continue the expense cap into fiscal year 2015 and fiscal year 2016, though they lowered the expense cap to 3.25% and modified the methodology so that the cap is applied to limit the Company’s ratio of expenses to total assets less cash (the “Modified Methodology”), consistent with the asset level used to calculate the base management fee. (The expenses covered by the cap remain unchanged.)  On October 28, 2016, the Board of Directors, including all of the Independent Directors, approved the renewal of the Advisory Agreement for the 2017 fiscal year. Further, the Adviser agreed to continue to waive a portion of the base management fee so that it is reduced to 1.50% for fiscal year 2017. In March 2016, the Adviser agreed to modify its prior agreement to waive, effective November 1, 2015, the first $1.0 million of capital gains incentive fee due under the Advisory Agreement, such that the $1.0 million waiver of incentive fee would be applied to any incentive fee due under the agreement, whether it is a capital gains incentive fee or net operating income incentive fee.  Furthermore, the Company and the Adviser, similar to fiscal year 2016, agreed on an expense cap for fiscal year 2017 of 3.25% under the Modified Methodology.  The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2010 through 2017, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement for its allocable portion of the compensation payable to certain officers of the Company, which may not exceed $200,000 per year in the aggregate (the “Voluntary Waiver”).  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  As of July 31, 2017, the Company did not have an investment in an exchange traded fund.

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

At October 31, 2016, the provision for estimated incentive compensation was approximately $1.9 million.  During the nine month period ended July 31, 2017, this provision for incentive compensation was increased by a net amount of approximately $5.8 million to approximately $7.7 million, including both the pre-incentive fee net operating income and the capital gain incentive fee.  The net increase in the provision for incentive compensation during the nine month period ended July 31, 2017, primarily reflects the realized gain from the sale of U.S. Gas above the October 31, 2016 fair value and the Valuation Committee’s determination to increase the fair values of twelve of the Company’s portfolio investments (Advantage, Centile, Dukane, JSC Tekers, Legal Solutions, Morey’s, MVC Automotive, Pride, Quantum, Security Holdings, U.S. Tech and Equus) by a total of approximately $12.0 million. The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of eleven of the Company’s portfolio investments (BAC, Custom Alloy, HTI, Initials, MVC Environmental, RuMe, Turf, SCSD, Vestal, SGDA Europe and Crius) by a total of approximately $5.8 million.  For the quarter ended April 30, 2016, a $2.1 million provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income exceeded the hurdle rate.  In March 2016, the Adviser agreed to modify its prior agreement to waive, effective November 1, 2015, the first $1.0 million of capital gains incentive fee due under the Advisory Agreement, such that the $1.0 million waiver of incentive fee would be applied to any incentive fee due under the agreement, whether it is a capital gains incentive fee or net operating income incentive fee.  As such, a $1.0 million incentive fee waiver was recorded during the quarter ended April 30, 2016 resulting in a net $1.1 million provision being recorded for the net operating income portion of the incentive fee.  During the nine month period ended July 31, 2017, the Company paid the Adviser the previously accrued $1.1 million incentive fee payment related to the net operating income for the quarter ended April 30, 2016.  Also, for the quarter ended July 31, 2017, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income for the quarter did not exceed the hurdle rate.

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

12. Tax Matters

On October 31, 2016, the Company had a net capital loss carryforward of approximately $50.2 million. The Company had approximately $18.1 million in unrealized losses associated with Legacy Investments as of July 31, 2017.

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the nine month period ended July 31, 2017, the Company did not incur any interest or penalties.  Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS.  The fiscal years 2012 through 2016 for the Company and MVCFS remain subject to examination by the IRS.

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

13. Dividends and Distributions to Shareholders, Share Repurchase Program and Tender Offer

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

For the Quarter Ended July 31, 2017

On July 14, 2017, the Company’s Board of Directors declared a dividend of $0.135 per share.  The dividend was paid on July 31, 2017 to shareholders of record on July 24, 2017 and totaled approximately $3.0 million.

During the quarter ended July 31, 2017, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 6,597 shares of our common stock at an average price of

$10.32, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

SHARE REPURCHASE PROGRAM

On April 3, 2013, the Company’s Board of Directors authorized an expanded share repurchase program to opportunistically buy back shares in the market in an effort to narrow the market discount of its shares.  The previously authorized $5 million limit has been eliminated.  Under the repurchase program, shares may be repurchased from time to time at prevailing market prices. The repurchase program does not obligate the Company to acquire any specific number of shares and may be discontinued at any time.  The following table represents purchases made under our stock repurchase program for the fiscal years ended October 31, 2013 through fiscal year ended October 31, 2016.  There were no repurchases made during the nine month period ended July 31, 2017.

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

TENDER OFFER

On July 21, 2017, the Company commenced a modified “Dutch Auction” tender offer (the “Tender Offer”) to purchase up to $15 million of its common stock at a price per share not less than $10.00 and not greater than $11.00 in $0.20 increments. The term of the Tender Offer will expire on August 18, 2017, unless extended. If the Tender Offer is fully subscribed, MVC will purchase between 1,500,000 shares and 1,363,636 shares, or between 6.6% and 6.0%, respectively, of MVC’s outstanding shares of its common stock.

Based on the number of shares tendered and the prices specified by the tendering stockholders, MVC will determine the lowest per-share price that will enable it to acquire up to $15 million of its common stock. All shares accepted in the Tender Offer will be purchased at the same price even if tendered at a lower price. See “Subsequent Events” for more information.

14. Segment Data

The Company’s reportable segments are its investing operations as a business development company, MVC Capital, which includes MVC Cayman and MVC Turf.  MVCFS, a wholly-owned subsidiary that provides advisory, administrative and other services to the Company and its portfolio companies, is also included.

The following table presents book basis segment data for the nine month period ended July 31, 2017:

	MVC	MVCFS	Consolidated

Interest and dividend income	$12,211,399	$2,486	$12,213,885
Fee income	125,523	1,422,261	1,547,784
Fee income - asset management	—	852,710	852,710

Total operating income	12,336,922	2,277,457	14,614,379

Total operating expenses	18,924,401	4,682,759	23,607,160
Less: Waivers by Adviser	(525,871)	(812,308)	(1,338,179)
Total net operating expenses	18,398,530	3,870,451	22,268,981

Net operating loss before taxes	(6,061,608)	(1,592,994)	(7,654,602)

Tax expense	—	1,440	1,440
Net operating loss	(6,061,608)	(1,594,434)	(7,656,042)

Net realized gain on investments	124,889,691	252,853	125,142,544
Net unrealized depreciation on investments	(86,005,512)	(129,207)	(86,134,719)

Net increase (decrease) in net assets resulting from operations	$32,822,571	$(1,470,788)	$31,351,783

15. Significant Subsidiaries

We have determined that for the nine month period ended July 31, 2017, there were no portfolio companies that met the conditions of a significant subsidiary.  For the nine month period ended July 31, 2016, MVC Automotive and RuMe, unconsolidated portfolio companies, met the conditions of a significant subsidiary.  The financial information presented below includes summarized balance sheets as of June 30, 2017 (the last fiscal quarter-end prior to July 31, 2017) and June 30, 2016, and income statements for the period October 1, 2016 to June 30, 2017 and October 1, 2015 to June 30, 2016.  The financial information below is based on unaudited financial statements and was furnished by each portfolio company and not prepared by the Company.

Balance Sheet	RuMe	MVC Automotive	RuMe	MVC Automotive
All numbers in thousands	As of June 30, 2017	As of June 30, 2017	As of June 30, 2016	As of June 30, 2016

Assets:
Total current assets	$2,774	$47,707	$2,560	$49,638
Tota non-current assets	631	24,177	547	24,988
Total Assets	$3,405	$71,884	$3,107	$74,626

Liabilities and Sharholders Equity:
Current Liabilities	$5,529	$54,294	$3,786	$55,865
Long-term liablities	1,749	15,848	1,564	16,566
Shareholders Equity	(3,873)	1,742	(2,243)	2,195
Total Liablities and Shareholders Equity	$3,405	$71,884	$3,107	$74,626

	RuMe	MVC Automotive	RuMe	MVC Automotive
	For the Period from	For the Period from	For the Period from	For the Period from
Income Statement	October 1, 2016 to	October 1, 2016 to	October 1, 2015 to	October 1, 2015 to
All numbers in thousands	June 30, 2017	June 30, 2017	June 30, 2016	June 30, 2016

Net Sales & Revenue	$10,391	$126,594	$9,892	$128,617
Cost of Sales	5,746	115,946	6,108	115,594
Gross Margin	4,645	10,648	3,784	13,023
Operating Expenses	4,863	11,112	5,102	13,544
Operating Income (Loss)	(218)	(464)	(1,318)	(521)
Income Tax (Benefit)	—	181	—	94
Interest Expense	502	1,014	73	1,259
Other Expenses (Income), Net	—	(494)	—	(2,326)
Net Income (Loss)	$(720)	$(1,165)	$(1,391)	$452

16. Subsequent Events

The Company’s Tender Offer expired at 5:00 p.m., New York City time, on August 18, 2017. A total of 3,634,597 shares of MVC’s common stock were properly tendered and not properly withdrawn at or below a purchase price of $10.40 per share. In accordance with the terms and conditions of the Tender Offer, MVC accepted for payment, on a pro rata basis, at a purchase price of $10.40, 1,442,307 shares properly tendered at or below the purchase price and not properly withdrawn before the expiration date, at an aggregate cost of $14,999,992.80, excluding fees and expenses relating to the Tender Offer.

On August 28, 2017, the Company received an exemptive order from the SEC that allows it to co-invest, subject to certain conditions, with certain affiliated private funds in first lien, second lien, mezzanine, structured debt and structured equity investments in small and middle market businesses and to undertake certain “follow-on” investments in companies in which the Company has already co-invested pursuant to the order. The Adviser has formed the TTGA C-I LP & TTGA MMF LP funds, which were co-applicants for the granted exemptive relief. Those funds have not yet commenced operations as of the date hereof. No transactions have been effected pursuant to the exemptive order.

On August 31, 2017, Credit Facility II was renewed and decreased to a $25 million revolving credit facility, which expires on August 31, 2018.  There was no change to the interest rate or unused fee on the revolving credit facility. The Company paid closing costs associated with this transaction of $62,500.

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

SELECTED CONSOLIDATED FINANCIAL DATA:

Financial information for the fiscal year ended October 31, 2016 is derived from the consolidated financial statements included in the Company’s annual report on Form 10-K, which have been audited by Grant Thornton LLP, the Company’s independent registered public accounting firm. Quarterly financial information is derived from unaudited financial data, but in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments), which are necessary to present fairly the results for such interim periods.

Selected Consolidated Financial Data

	For the Nine Month	For the Nine Month
	Period Ended	Period Ended
	July 31, 2017	July 31, 2016	Year Ended
	(Unaudited)	(Unaudited)	October 31, 2016

	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$12,213	$27,913	$32,698
Fee income	1,548	2,964	3,255
Fee income - asset management	853	1,073	1,414

Total operating income	14,614	31,950	37,367

Expenses:
Management fee	4,903	5,869	7,590
Portfolio fees - asset management	461	558	741
Management fee - asset management	178	247	319
Administrative	3,450	3,451	4,253
Interest and other borrowing costs	7,793	7,614	10,212
Net Incentive compensation (Note 11)	6,822	(2,607)	(2,030)

Total operating expenses	23,607	15,132	21,085

Expense waiver by Advisor	(113)	(113)	(150)
Voluntary management fee waiver by Advisor	(1,225)	(1,467)	(1,897)
Voluntary incentive fee waiver by Advisor	—	(1,000)	(1,000)
Total waiver by adviser	(1,338)	(2,580)	(3,047)

Total net operating expenses	22,269	12,552	18,038

Net operating (loss) income before taxes	(7,655)	19,398	19,329

Tax expense, net	1	1	2

Net operating (loss) income	(7,656)	19,397	19,327

Net realized and unrealized (loss) gain:
Net realized (loss) gain on investments	125,143	(40,101)	(45,157)
Net unrealized appreciation (depreciation) on investments	(86,135)	18,223	28,628

Net realized and unrealized (loss) gain on investments	39,008	(21,878)	(16,529)

Net increase (decrease) in net assets resulting from operations	$31,352	$(2,481)	$2,798

Per Share:
Net increase (decrease) in net assets per share resulting from operations	$1.39	$(0.11)	$0.12
Dividends per share	$0.405	$0.575	$0.710
Balance Sheet Data:
Portfolio at value	$303,036	$366,865	$360,120
Portfolio at cost	403,225	391,595	374,712
Total assets	426,737	435,561	434,491
Shareholders’ equity	301,774	278,541	279,558
Shareholders’ equity per share (net asset value)	$13.38	$12.27	$12.39
Common shares outstanding at period end	22,556	22,703	22,556
Other Data:
Number of Investments funded in period	7	13	15
Investments funded ($) in period	$7,396	$41,606	$43,968
Repayment/sales in period	105,149	60,182	75,105
Net investment activity in period	(97,753)	(18,576)	(31,137)

	2017			2016				2015
	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):

Total operating income	7,305	3,929	3,380	5,417	8,005	15,855	8,090	6,046	7,524	5,273	4,856

Management fee	1,393	1,696	1,814	1,721	1,932	1,958	1,979	1,900	1,899	2,066	1,980
Portfolio fees - asset management	146	138	177	183	185	186	187	187	189	187	204
Management fee - asset management	67	49	62	72	60	86	101	85	77	(18)	16
Administrative	804	1,172	1,474	802	1,319	1,174	958	1,685	1,136	1,325	1,159
Interest, fees and other borrowing costs	2,649	2,606	2,538	2,598	2,488	2,497	2,629	2,532	2,627	2,616	2,455
Net Incentive compensation	5,077	985	760	577	(1,512)	1,135	(2,230)	(771)	(3,404)	(3,462)	(2,120)
Total waiver by adviser	(386)	(461)	(491)	(467)	(521)	(1,527)	(532)	(37)	(38)	(37)	(38)
Tax expense	—	—	1	1	—	1	—	—	1	1	—
Net operating (loss) income before net realized and unrealized gains	(2,445)	(2,256)	(2,955)	(70)	4,054	10,345	4,998	465	5,037	2,595	1,200
Net increase (decrease) in net assets resulting from operations	23,906	3,069	4,377	5,279	(3,536)	6,046	(4,991)	(2,045)	(13,959)	(11,813)	(9,743)
Net increase (decrease) in net assets resulting from operations per share	1.06	0.14	0.19	0.23	(0.16)	0.26	(0.21)	(0.10)	(0.61)	(0.52)	(0.43)
Net asset value per share	13.38	12.45	12.45	12.39	12.27	12.56	12.43	12.95	13.18	13.93	14.58

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

The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. During the fiscal year ended October 31, 2016, the Company made six new investments and made 9 follow-on investments in 6 existing portfolio companies committing a total of approximately $44.2 million of capital to these investments.  During the nine month period ended July 31, 2017, the Company made 2 new investments and 5 follow-on investments in 4 existing portfolio companies committing capital totaling approximately $72.4 million.

The Company’s prior investment objective was to achieve long-term capital appreciation from venture capital investments in information technology companies. Accordingly, the Company’s investments had focused on investments in equity and debt securities of information technology companies. As of July 31, 2017, approximately 1.3% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

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

OPERATING INCOME

For the Nine Month Period Ended July 31, 2017 and 2016. Total operating income was $14.6 million and $31.9 million for the nine month period ended July 31, 2017 and 2016, respectively, a decrease of approximately $17.3 million.

For the Nine Month Period Ended July 31, 2017

Total operating income was $14.6 million for the nine month period ended July 31, 2017. The decrease in operating income over the same period last year was primarily due to the decrease in dividend income and the decrease in interest earned on loans and fee income from the Company’s portfolio companies.  The Company earned approximately $12.2 million in interest income from investments in portfolio companies.  Of the $12.2 million recorded in interest income, approximately $1.5 million was “payment in kind” interest.  The “payment in kind” is computed at the contractual rate specified in each investment agreement and may be added to the principal balance of each investment. The Company’s debt investments yielded annualized rates from 5.0% to 16.0%.  The Company also received fee income from asset management of the PE Fund and its portfolio companies totaling approximately $853,000 and fee income from the Company’s portfolio companies of approximately $1.5 million, totaling approximately $2.4 million in fee income.  Of the $853,000 of fee income from asset management activities, 75% of the income is obligated to be paid to TTG Advisers.  However, under the PE Fund’s agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

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

OPERATING EXPENSES

For the Nine Month Period Ended July 31, 2017 and 2016.  Operating expenses, net of Voluntary Waivers, were approximately $22.3 million and $12.5 million for the nine month period ended July 31, 2017 and 2016, respectively, an increase of approximately $9.8 million.

For the Nine Month Period Ended July 31, 2017

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $22.3 million or 10.42% of the Company’s average net assets, when annualized, for the nine month period ended July 31, 2017.  Significant components of operating expenses for the nine month period ended July 31, 2017 were interest and other borrowing costs of approximately $7.8 million, net incentive compensation expense of approximately $6.8 million and management fee expense paid by the Company of approximately $3.7 million, which is net of the voluntary management fee waiver of approximately $1.2 million.

The approximately $9.8 million increase in the Company’s net operating expenses for the nine month period ended July 31, 2017 compared to the same period in 2016, was primarily due to the approximately $10.4 million increase in the estimated provision for incentive compensation expense, which takes into account the $1.0 million incentive fee waiver in 2016.  The portfolio fees - asset management are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  On October 28, 2016, the Board approved the renewal of the Advisory Agreement for the 2017 fiscal year. Further, the Adviser agreed to continue to waive a portion of the base management fee so that it is reduced to 1.50% for fiscal year 2017.  For the quarter ended April 30, 2016, a $2.1 million provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income exceeded the hurdle rate.  In March 2016, the Adviser agreed to modify its prior agreement to waive, effective November 1, 2015, the first $1.0 million of capital gains incentive fee due under the Advisory Agreement, such that the $1.0 million waiver of incentive fee would be applied to any incentive fee due under the agreement, whether it is a capital gains incentive fee or net operating income incentive fee.  As such, a $1.0 million incentive fee waiver was recorded during the quarter ended April 30, 2016 resulting in a net $1.1 million provision being recorded for the net operating income portion of the incentive fee.  During the nine month period ended July 31, 2017, the Company paid the Adviser the previously accrued $1.1 million incentive fee payment related to the net operating income for the quarter ended April 30, 2016.  The Company and the Adviser, similar to fiscal year 2016, agreed on an expense cap for fiscal 2017 of 3.25% under the Modified Methodology.  The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2010 through 2017, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  As of July 31, 2017, the Company did not have an investment in an exchange traded fund.  Under the Modified Methodology, for the nine month period ended July 31, 2017, the Company’s expense ratio was 2.83%, (taking into account the same carve outs as those applicable to the expense cap).

Pursuant to the terms of the Advisory Agreement, during the nine month period ended July 31, 2017, the provision for incentive compensation was increased by a net amount of approximately $5.8 million to approximately $7.7 million, including both the pre-incentive fee net operating income and the capital gains incentive fee.  The net increase in the provision for incentive compensation during the nine month period ended July 31, 2017, primarily reflects the realized gain from the sale of U.S. Gas above the October 31, 2016 fair value and the Valuation Committee’s determination to increase the fair values of twelve of the Company’s portfolio investments (Advantage, Centile, Dukane, JSC Tekers, Legal Solutions, Morey’s, MVC Automotive, Pride, Quantum, Security Holdings, U.S. Tech and Equus) by a total of approximately $12.0 million. The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of eleven of the Company’s portfolio investments (BAC, Custom Alloy, HTI, Initials, MVC Environmental, RuMe, Turf, SCSD, Vestal, SGDA Europe and Crius) by a total of approximately $5.8 million.  Also, for the quarter ended July 31, 2017, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income for the quarter did not exceed the hurdle rate.  Please see Note 11 of our consolidated financial statements “Incentive Compensation” for more information.

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

REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES

For the Nine Month Period Ended July 31, 2017 and 2016.  Net realized gains for the nine month period ended July 31, 2017 were approximately $125.1 million and net realized losses for the nine month period ended July 31, 2016 were $40.1 million, a net increase of approximately $165.2 million.

For the Nine Month Period Ended July 31, 2017

Net realized gains for the nine month period ended July 31, 2017 were approximately $125.1 million.  The Company’s net realized gains for the nine month period ended July 31, 2017 was primarily due to realized gains of approximately $114.6 million from the sale of U.S. Gas and approximately $10.2 million on the sale of AccuMed Corp., a portfolio company of the PE Fund.

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

On June 8, 2017, the Company received total proceeds of approximately $18.1 million for the repayment of the outstanding Biogenic loans.  The total proceeds include repayment of all outstanding principal and a substantial portion of the unpaid accrued interest related to the loans that were previously reserved against in full beginning on April 1, 2016.  The warrants were also realized as part of this transaction resulting in a realized loss of approximately $620,000.

On July 5, 2017, the Company received gross consideration for its investment in U.S. Gas valued at approximately $126.1 million, including approximately $11.0 million for the repayment of its two outstanding loans from the Company. The fair value of the consideration received by the Company for its equity investment in U.S. Gas was $115.1 million. As a result of the gross consideration received, the Company realized a gain of approximately $114.6 million. The $115.1 million is comprised of: (i) cash of approximately $50.0 million; (ii) 9.5% second-lien callable notes due in July 2025 with a face amount of approximately $40.5 million (before certain post-closing and indemnification adjustments, if any); and (iii) 3,282,982 Crius trust units valued at approximately $24.6 million on the date of closing.

During the nine month period ended July 31, 2017, the Company recorded net realized gains of approximately $230,000 from the sale of certain short-term investments and approximately $1.3 million from its escrow receivables.

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

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

For the Nine Month Period Ended July 31, 2017 and 2016.  The Company had a net change in unrealized depreciation on portfolio investments of approximately $86.1 million for the nine month period ended July 31, 2017 and unrealized appreciation of approximately $18.2 million for the nine month period ended July 31, 2016, respectively, a net decrease of approximately $104.3 million.

For the Nine Month Period Ended July 31, 2017

The Company had a net change in unrealized depreciation on portfolio investments of approximately $86.1 million for the nine month period ended July 31, 2017.  The components of the net change in unrealized depreciation for the nine month period ended July 31, 2017 were the reversal of the unrealized appreciation on the U.S. Gas convertible series I preferred stock of approximately $88.9 million (due to the sale of U.S. Gas), the general partnership interest and limited partnership interest in the PE Fund by a total of approximately $6.5 million, the Turf equity interest of approximately $456,000 and the Vestal common stock and warrant totaling approximately $750,000 which was partially offset by the reversal of the unrealized depreciation on the Tekers common stock and loan of approximately $2.3 million and the

Biogenic loan and warrant totaling approximately $1.3 million.  The net change is also a result of the Valuation Committee determination to decrease the fair value of the Company’s investments in: BAC common stock by approximately $55,000, Custom Alloy second lien and unsecured loans by a total of approximately $263,000, Foliofn preferred stock by $292,000, Initials loan by approximately $390,000, MVC Environmental common stock by approximately $1.7 million and loan by approximately $1.1 million, RuMe series C preferred stock by approximately $221,000, common stock by approximately $49,000 and warrant by approximately $72,000, Turf loan by approximately $85,000, Crius equity units of approximately $196,000, HTI loan by approximately $119,000, SCSD common stock by $1.1 million, Vestal loan by approximately $57,000, common stock by approximately $54,000 and warrant by approximately $62,000 and the SGDA Europe common equity interest by approximately $431,000. These changes in unrealized depreciation were partially off-set by the Valuation Committee determination to increase the fair value of the Company’s investments in: Advantage preferred stock by approximately $494,000, Centile equity interest by $1.1 million, Dukane loan by approximately $73,000, JSC Tekers preferred stock by approximately $447,000, Legal Solutions loan by approximately $243,000, Morey’s loan by approximately $2.7 million, MVC Automotive equity interest by approximately $2.8 million, Pride loan by approximately $51,000, RuMe series B-1 preferred stock by approximately $44,000, Equus common stock by approximately $2.2 million, Quantum loan by approximately $323,000 and warrant by approximately $1.0 million, Security Holdings equity interest by approximately $534,000, U.S. Tech loan by $5,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.4 million, Turf guarantee by approximately $3,000 and the RuMe guarantee by approximately $60,000.

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

PORTFOLIO INVESTMENTS

For the Nine Month Period Ended July 31, 2017 and the Year Ended October 31, 2016.  The cost of the portfolio investments held by the Company at July 31, 2017 and at October 31, 2016 was $403.2 million and $374.7 million, respectively, an increase of $28.5 million.  The aggregate fair value of portfolio investments at July 31, 2017 and at October 31, 2016 was $303.0 million and $360.1 million, respectively, a decrease of approximately $57.1 million.  The cost and fair value of cash, restricted cash and cash equivalents held by the Company at July 31, 2017 and October 31, 2016 was $119.8 million and $21.0 million, respectively, representing an increase of approximately $98.8 million.  The cost and fair value of U.S. Treasury obligations held by the Company at July 31, 2017 was $0 and at October 31, 2016 was $35.0 million, respectively.

For the Nine Month Period Ended July 31, 2017

During the nine month period ended July 31, 2017, in connection with the sale of U.S. Gas, the Company received securities that totaled approximately $65.1 million.  The securities were received from U.S. Gas ($40.5 million) and Crius  ($24.6 million).

During the nine month period ended July 31, 2017, the Company made 5 follow-on investments in 4 existing portfolio companies that totaled approximately $7.3 million.  On November 9, 2016, the Company invested approximately $59,000 in MVC Environmental and received an additional 30 shares of common stock.  On December 1, 2016, the Company loaned an additional $500,000 to U.S. Tech increasing the total amount outstanding to $5.5 million.  On December 13, 2016, the Company loaned an additional $475,000 to MVC Automotive increasing the amount outstanding on the bridge loan to approximately $3.8 million.  The maturity date was also extended to December 31, 2017.  On April 3, 2017, the Company loaned Security Holdings approximately $4.1 million in the form of a bridge loan with an interest rate of 5% and a maturity date of December 31, 2019.  On May 3, 2017, the Company invested approximately $1.1 million in MVC Automotive for additional common equity and loaned MVC Automotive approximately $1.1 million, increasing the amount outstanding on the bridge loan to approximately $4.9 million.  The maturity date was also extended to June 30, 2018.

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

On April 24, 2017, Equus entered into a definitive agreement to acquire U.S. Gas (the “Equus Merger Agreement”).  Closing of the transaction was subject to a number of conditions.  On May 23, 2017, the Boards of MVC and U.S. Gas provided notice to Equus of a superior proposal that had been received from Crius and of MVC’s and U.S. Gas’s intent to terminate the Equus Merger Agreement.  On May 30, 2017, MVC and U.S. Gas terminated the Equus Merger Agreement, and in connection with such termination and pursuant to the Equus Merger Agreement, U.S. Gas paid to Equus a termination fee of $2.5 million.

On April 28, 2017, the Company received a principal payment from Morey’s of $262,000.

On May 30, 2017, U.S. Gas entered into a definitive agreement to be acquired by Crius Energy Trust for $172.5 million in a combination of cash, second-lien notes, and Crius trust units.

On June 8, 2017, the Company received total proceeds of approximately $18.1 million for the repayment of the outstanding Biogenic loans.  The total proceeds include repayment of all outstanding principal and a substantial portion of the unpaid accrued interest related to the loans that were previously reserved against in full beginning on April 1, 2016.  The warrants were also realized as part of this transaction resulting in a realized loss of approximately $620,000.

On June 26, 2017, Thunderdome repaid its loan in full totaling approximately $3.0 million, including all accrued interest.

On July 5, 2017, the Company received gross consideration for its investment in U.S. Gas valued at approximately $126.1 million, including approximately $11.0 million for the repayment of its two outstanding loans from the Company. The fair value of the consideration received by the Company for its equity investment in U.S. Gas was $115.1 million. As a result of the gross consideration received, the Company realized a gain of approximately $114.6 million. The $115.1 million is comprised of: (i) cash of approximately $50.0 million; (ii) 9.5% second-lien callable notes due in July 2025 with a face amount of approximately $40.5 million (before certain post-closing and indemnification adjustments, if any); and (iii) 3,282,982 Crius trust units valued at approximately $24.6 million on the date of closing. In addition to the approximately $115.1 million proceeds that the Company received from the sale of USG&E to Crius (pre-indemnification and pre- working capital true-up), the Company also received $1.48 million in cash to hold in its capacity as Holder Representative (of the USG&E selling shareholders). This $1.48 million cash received by the Company will be used to pay, over time, for legal costs, potential settlements, true-up payments, etc. on behalf of the USG&E selling shareholders.  Since the Company expects the $1.48 million to be fully used for legal costs, settlements and true-up payments, on behalf of the USG&E selling shareholders, the Company has reserved in full against all proceeds received.  If there are any excess proceeds, once all costs and payments associated with the transaction have been made, the excess proceeds will be split amongst the non-legacy USG&E selling shareholders on a pro-rata basis.

On July 20, 2017, Pride repaid its loan in full totaling approximately $5.1 million, including all accrued interest.

During the nine month period ended July 31, 2017, Initials made a principal payment of approximately $69,000.

During the nine month period ended July 31, 2017, the Company recorded a distribution of approximately $330,000 from Security Holdings, which was recorded as a return of capital.

During the quarter ended January 31, 2017, the Valuation Committee increased the fair value of the Company’s investments in: Advantage preferred stock by approximately $136,000, Centile equity interest by $340,000, Custom Alloy unsecured loan by approximately $370,000, Dukane loan by approximately $71,000, Legal Solutions loan by approximately $112,000, Morey’s loan by approximately $462,000, Pride loan by approximately $51,000, Quantum loan by approximately $323,000 and warrant by approximately $1.0 million, Security Holdings equity interest by approximately $1.5 million, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $99,000, Turf loan by approximately $7,000 and guarantee by approximately $3,000, RuMe guarantee by approximately $50,000 and the U.S. Tech loan by $5,000.  The Valuation

Committee also increased the Ohio Medical escrow by approximately $73,000 that was recorded as a realized gain.  In addition, increases in the cost basis and fair value of the loans to Vestal, HTI, Legal Solutions, MVC Environmental, FDS, RuMe, Dukane and U.S. Gas were due to the capitalization of PIK interest totaling $511,649.  The Valuation Committee also decreased the fair value of the Company’s investments in: BAC common stock by approximately $55,000, Custom Alloy second lien loan by approximately $575,000, Foliofn preferred stock by $264,000, Initials loan by approximately $95,000, JSC Tekers preferred stock by approximately $43,000, MVC Automotive equity interest by $307,000, MVC Environmental common stock by approximately $517,000, RuMe series C preferred stock by approximately $186,000, series B-1 preferred stock by approximately $9,000, common stock by approximately $42,000 and warrant by approximately $66,000, SCSD common stock by $560,000, SGDA Europe common equity interest by approximately $252,000 and Vestal loan by approximately $57,000, common stock by approximately $54,000 and warrant by approximately $62,000.

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

During the quarter ended July 31, 2017, the Valuation Committee increased the fair value of the Company’s investments in: Advantage preferred stock by approximately $139,000, Centile equity interest by $629,000, Custom Alloy unsecured loan by approximately $317,000, Dukane loan by approximately $1,000, JSC Tekers preferred stock by approximately $419,000, Legal Solutions loan by approximately $1,000, Morey’s loan by approximately $1.0 million, MVC Automotive equity interest by approximately $1.4 million, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.1 million, Quantum warrant by approximately $1,000, RuMe series C preferred stock by approximately $129,000, series B-1 preferred stock by approximately $58,000, common stock by approximately $29,000 and warrant by approximately $66,000 and the Turf loan by approximately $154,000. In addition, increases in the cost basis and fair value of the loans to HTI, Legal Solutions, MVC Environmental, RuMe, Dukane, Initials and U.S. Gas were due to the capitalization of PIK interest totaling $486,743.  The Valuation Committee also decreased the fair value of the Company’s investments in:  Custom Alloy second lien loan by approximately $375,000, Foliofn preferred stock by $156,000, HTI loan by approximately $119,000, RuMe guarantee by approximately $81,000, Initials loan by approximately $248,000, MVC Environmental common stock by approximately $760,000 and loan by approximately $1.1 million, SGDA Europe common equity interest by approximately $73,000 and the SCSD common stock by approximately $316,000.

During the nine month period ended July 31, 2017, the Valuation Committee increased the fair value of the Company’s investments in: Advantage preferred stock by approximately $494,000, Centile equity interest by $1.1 million, Custom Alloy unsecured loan by approximately $687,000, Dukane loan by approximately $73,000, JSC Tekers preferred stock by approximately $447,000, Legal Solutions loan by approximately $243,000, Morey’s loan by approximately $2.7 million, MVC Automotive equity interest by approximately $2.8 million, Pride loan by approximately $51,000, RuMe series B-1 preferred stock by approximately $44,000, Quantum loan by approximately $323,000 and warrant by approximately $1.0 million, Security Holdings equity interest by approximately $534,000, U.S. Tech loan by $5,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.4 million, Turf guarantee by approximately $3,000 and the RuMe guarantee by approximately $60,000.  The Valuation Committee also increased the Ohio Medical escrow by approximately $301,000 that was recorded as a realized gain.  In addition, increases in the cost basis and fair value of the loans to Vestal, HTI, Legal Solutions, MVC Environmental, FDS, RuMe, Dukane and U.S. Gas were due to the capitalization of PIK interest totaling $1,405,288.  The Valuation Committee also decreased the fair value of the Company’s investments in: BAC common stock by approximately $55,000, Custom Alloy second lien loan by approximately $950,000, Foliofn preferred stock by $292,000, Initials loan by approximately $390,000, MVC Environmental common stock by approximately $1.7 million and loan by approximately $1.1 million, RuMe series C preferred stock by approximately $221,000, common stock by approximately $49,000 and warrant by approximately $72,000, Turf loan by approximately $85,000, HTI loan by approximately $119,000, SCSD common stock by $1.1 million, Vestal loan by approximately $57,000, common stock by approximately $54,000 and warrant by approximately $62,000 and the SGDA Europe common equity interest by approximately $431,000.

At July 31, 2017, the fair value of all portfolio investments, exclusive of escrow receivables, was $303.0 million with a cost basis of $403.2 million.  At July 31, 2017, the fair value and cost basis of Legacy Investments was $5.6 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $297.4 million and $379.4 million, respectively.  At October 31, 2016, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $360.1 million with a cost basis of $374.7 million.  At October 31, 2016, the fair value and cost basis of Legacy Investments was $5.9 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $354.2 million and $350.9 million, respectively.

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

Portfolio Companies

During the nine month period ended July 31, 2017, the Company had investments in the following portfolio companies:

Actelis Networks, Inc.

Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.

At October 31, 2016 and July 31, 2017, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million.  The investment has been fair valued at $0.

Advantage Insurance Inc.

Advantage, Puerto Rico, is a provider of specialty insurance, reinsurance and related services to business owners and high net worth individuals.

At October 31, 2016, the Company’s investment in Advantage consisted of 750,000 shares of preferred stock at a cost basis of $7.5 million and a fair value of approximately $8.3 million.

During the nine month period ended July 31, 2017, the Valuation Committee increased the fair value of the preferred stock by approximately $494,000.

At July 31, 2017, the Company’s investment in Advantage consisted of 750,000 shares of preferred stock at a cost basis of $7.5 million and a fair value of approximately $8.8 million.

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

At October 31, 2016, the Company’s investment in Biogenic consisted of two senior notes with maturity dates of July 21, 2018 and June 30, 2016, a senior convertible note with a maturity date of July 21, 2018, a senior subordinated note with a maturity date of June 30, 2016 and a warrant.  The notes have an interest rate of 16%.  The loans had a combined outstanding balance and cost basis of approximately $15.9 million and a fair value of approximately $15.1 million.  The warrants had a combined cost basis of approximately $620,000 and a combined fair value of $0.  The Company reserved in full against all of the accrued interest starting April 1, 2016.

On June 8, 2017, the Company received total proceeds of approximately $18.1 million for the repayment of the outstanding Biogenic loans.  The total proceeds include repayment of all outstanding principal and a substantial portion of the unpaid accrued interest related to the loans that were previously reserved against in full beginning on April 1, 2016.  The warrants were also realized as part of this transaction resulting in a realized loss of approximately $620,000.

At July 31, 2017, the Company no longer held an investment in Biogenics.

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

During the nine month period ended July 31, 2017, the Valuation Committee decreased the fair value of the common stock by approximately $55,000.

At July 31, 2017, the Company’s investment in BAC consisted of 90 shares of class B non-voting common stock with cost basis of approximately $785,000 and a fair value of $0.

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

During the nine month period ended July 31, 2017, the Valuation Committee increased the fair value of the common equity interest by approximately $1.1 million.

At July 31, 2017, the Company’s investment in Centile consisted of common equity interest at a cost of $3.5 million and a fair value of approximately $6.5 million.

Puneet Sanan, a representative of the Company, serves as a director of Centile.

Crius Energy Trust

Crius, Toronto, Canada, is a leading retail energy marketer.

On May 30, 2017, U.S. Gas entered into a definitive agreement to be acquired by Crius Energy Trust for $172.5 million in a combination of cash, second-lien notes, and Crius trust units.

On July 5, 2017, the Company received gross consideration for its investment in U.S. Gas valued at approximately $126.1 million, including approximately $11.0 million for the repayment of its two outstanding loans from the Company. The fair value of the consideration received by the Company for its equity investment in U.S. Gas was $115.1 million. As a result of the gross consideration received, the Company realized a gain of approximately $114.6 million. The $115.1 million is comprised of: (i) cash of approximately $50.0 million; (ii) 9.5% second-lien callable notes due in July 2025 with a face amount of approximately $40.5 million (before certain post-closing and indemnification adjustments, if any); and (iii) 3,282,982 Crius trust units valued at approximately $24.6 million.

At July 31, 2017, the Company’s investment in Crius consisted of 3,282,982 equity units at a cost of approximately $24.6 million and a fair value of approximately $24.4 million.

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

During the nine month period ended July 31, 2017, the Valuation Committee decreased the fair value of the second lien loan by approximately $950,000 and increased the fair value of the unsecured subordinated loan by approximately $687,000.

At July 31, 2017, the Company’s investment in Custom Alloy consisted of an unsecured subordinated loan with a cost basis and outstanding balance of approximately $3.0 million and a fair value of approximately $2.8 million and a second lien loan with a cost basis and outstanding balance of approximately $24.4 million and a fair value of approximately $17.7 million.  The Company has reserved in full against all of the accrued interest.

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

During the nine month period ended July 31, 2017, the Valuation Committee increased the fair value of the loan by approximately $73,000.

At July 31, 2017, the Company’s investment in Dukane consisted of a second lien loan with an outstanding amount of approximately $7.2 million, a cost basis of approximately $7.1 million and a fair value of approximately $7.3 million.  The increase in cost basis of the loans is due to the amortization of loan origination fees and capitalization of “payment in kind” interest.

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

On May 23, 2017, the Boards of MVC and U.S. Gas provided notice to Equus of a superior proposal that had been received from Crius and of MVC’s and U.S. Gas’s intent to terminate the Equus Merger Agreement.  On May 30, 2017, MVC and U.S. Gas terminated the Equus Merger Agreement, and in connection with such termination and pursuant to the Equus Merger Agreement, U.S. Gas paid to Equus a termination fee of $2.5 million.

At July 31, 2017, the Company’s investment in Equus consisted of 4,444,644 shares of common stock with a cost of approximately $10.0 million and a market value of approximately $10.5 million.

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

At July 31, 2017, the Company’s investment in FDS consisted of a senior subordinated loan with an outstanding amount, cost basis and fair value of $2.4 million.  The increase in cost basis of the loans is due to the amortization of loan origination fees and capitalization of “payment in kind” interest.

Foliofn, Inc.

Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.

At October 31, 2016, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of approximately $5.9 million.

During the nine month period ended July 31, 2017, the Valuation Committee decreased the fair value of the preferred stock by $292,000.

At July 31, 2017, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of approximately $5.6 million.

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

During the nine month period ended July 31, 2017, the Valuation Committee decreased the fair value of the loan by approximately $119,000.

At July 31, 2017, the Company’s investment in HTI consisted of a second lien loan with an outstanding amount and cost basis of approximately $9.8 million and a fair value of approximately $9.7 million.  The increase in cost basis of the loan is due to the amortization of loan origination fees and capitalization of “payment in kind” interest.

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

During the nine month period ended July 31, 2017, Initials made a principal payment of approximately $69,000.

During the nine month period ended July 31, 2017, the Valuation Committee decreased the fair value of the loan by approximately $390,000.

At July 31, 2017, the Company’s investment in Initials consisted of a senior subordinated loan with an outstanding amount and cost basis of approximately $4.8 million and a fair value of approximately $4.4 million.

JSC Tekers Holdings

JSC Tekers, Latvia, is an acquisition company focused on real estate management.

At October 31, 2016, the Company’s investment in JSC Tekers consisted of 9,159,085 shares of preferred stock with a cost basis of $11.8 million and a fair value of $3.7 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $0.

During the nine month period ended July 31, 2017, the Valuation Committee increased the fair value of the preferred stock by $447,000.

At July 31, 2017, the Company’s investment in JSC Tekers consisted of 9,159,085 shares of preferred stock with a cost basis of $11.8 million and a fair value of $4.2 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $0.

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

On July 5, 2017, the interest rate on the loan was decreased to 15%.

During the nine month period ended July 31, 2017, the Valuation Committee increased the fair value of the senior subordinated loan by approximately $243,000.

At July 31, 2017, the Company’s investment in Legal Solutions consisted of a senior subordinated loan with an outstanding balance and cost basis of approximately $11.4 million and a fair value of approximately $11.5 million.  The increase in cost basis of the loan is due to the capitalization of PIK interest.

Mainstream Data, Inc.

Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, develops and operates satellite, internet and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations and digital images to subscribers around the world.

At October 31, 2016 and July 31, 2017, the Company’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been fair valued at $0.

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

During the nine month period ended July 31, 2017, the Valuation Committee increased the fair value of the loan by approximately $2.7 million.

At July 31, 2017, the loan had an outstanding balance and cost basis of $16.9 million and a fair value of $17.6 million.

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

On May 3, 2017, the Company invested approximately $1.1 million in MVC Automotive for additional common equity and loaned MVC Automotive approximately $1.1 million, increasing the amount outstanding on the bridge loan to approximately $4.9 million.  The maturity date was also extended to June 30, 2018.

During the nine month period ended July 31, 2017, the Valuation Committee increased the fair value of the equity interest by approximately $2.8 million.

At July 31, 2017, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of approximately $51.2 million and a fair value of approximately $16.2 million and a bridge loan with an outstanding amount, cost basis and fair value of approximately $4.9 million.  The mortgage guarantee for MVC Automotive was equivalent to approximately $5.6 million at July 31, 2017.  This guarantee was taken into account in the valuation of MVC Automotive.

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

During the nine month period ended July 31, 2017, the Valuation Committee decreased the fair value of the common stock by approximately $1.7 million and the loan by approximately $1.1 million.

At July 31, 2017, the Company’s investment in MVC Environmental consisted of common stock with a cost basis of approximately $3.1 million and a fair value of approximately $0 and a senior secured loan with an outstanding balance and cost basis of $6.9 million and a fair value of approximately $5.8 million.  The increase in cost basis of the loan is due to the capitalization of PIK interest.  The Company reserved in full all of the accrued interest starting July 1, 2017.

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

During the nine month period ended July 31, 2017, the Valuation Committee increased the fair values of the limited partnership and general partnership interests by approximately $1.4 million.

At July 31, 2017, the limited partnership interest in the PE Fund had a cost of approximately $11.5 million and a fair value of approximately $17.5 million.  The Company’s general partnership interest in the PE Fund had a cost basis of approximately $292,000 and a fair value of approximately $441,000.  As of July 31, 2017, the PE Fund has investments in Plymouth Rock Energy, LLC, Gibdock Limited, Focus Pointe Holdings, Inc. and Advanced Oilfield Services, LLC.

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

During the nine month period ended July 31, 2017, the Valuation Committee increased the fair value of the loan by approximately $51,000.

On July 20, 2017, Pride repaid its loan in full totaling approximately $5.1 million, including all accrued interest.

At July 31, 2017, the Company no longer held an investment in Pride.

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

During the nine month period ended July 31, 2017, the Valuation Committee increased the fair value of the loan by approximately $323,000 and the warrant by approximately $1.0 million.

At July 31, 2017, the Company’s investment in Quantum consisted of a senior subordinated loan with an outstanding amount of $10.0 million, a cost basis of approximately $9.6 million and a fair value of approximately $10.0 million.  The warrant had a cost basis of approximately $393,000 and a fair value of approximately $1.4 million.  The increase in cost basis of the loan is due to amortization of the discount and loan origination fees.

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

During the nine month period ended July 31, 2017, the Valuation Committee decreased the fair value of the series C preferred stock by approximately $221,000, the common stock by approximately $49,000 and the warrant by approximately $72,000.  The Valuation Committee also increased the series B-1 preferred stock by approximately $44,000 and the fair value of the guarantee by approximately $60,000

At July 31, 2017, the Company’s investment in RuMe consisted of 5,297,548 shares of common stock with a cost basis of approximately $924,000 and a fair value of $491,000, 4,999,076 shares of series B-1 preferred stock with a cost basis of approximately $1.0 million and a fair value of approximately $2.1 million, 23,896,634 shares of series C preferred stock with a cost basis of approximately $3.4 million and a fair value of approximately $5.6 million and a subordinated note with an outstanding balance of $967,000 and a cost basis and fair value of approximately $958,000. The warrant had a cost basis of approximately $336,000 and a fair value of approximately $982,000 and the guarantee was fair valued at approximately -$217,000 or a liability of approximately $217,000.  The increase in cost basis of the loan is due to the capitalization of PIK interest.

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

During the nine month period ended July 31, 2017, the Company recorded a distribution of approximately $330,000 from Security Holdings, which was recorded as a return of capital.

During the nine month period ended July 31, 2017, the Valuation Committee increased the fair value of the common equity interest by approximately $534,000.

At July 31, 2017, the Company’s investment in Security Holdings consisted of common equity interest with a cost basis of approximately $51.2 million and a fair value of approximately $35.4 million and a bridge loan with an outstanding balance, cost basis and fair value of approximately $4.1 million.

Puneet Sanan, a representative of the Company, serves as a director of Security Holdings.

SGDA Europe B.V.

SGDA Europe is an Amsterdam-based holding company that pursues environmental and remediation opportunities in Romania.

At October 31, 2016, the Company’s equity investment had a cost basis of approximately $28.5 million and a fair value of approximately $1.3 million.

During the nine month period ended July 31, 2017, the Valuation Committee decreased the fair value of the common equity interest by approximately $431,000.

At July 31, 2017, the Company’s equity investment had a cost basis of approximately $28.5 million and a fair value of $826,000.

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

At July 31, 2017, the Company no longer held an investment in Tekers.

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

On June 26, 2017, Thunderdome repaid its loan in full totaling approximately $3.0 million, including all accrued interest.

At July 31, 2017, the Company no longer held an investment in Thunderdome.

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

During the nine month period ended July 31, 2017, the Valuation Committee increased the fair value of the guarantee by approximately $3,000 and decreased the fair value of the loan by approximately $85,000.

At July 31, 2017, the senior subordinated loan had an outstanding balance and cost basis of approximately $7.7 million and a fair value of approximately $7.5 million.

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

During the nine month period ended July 31, 2017, the Valuation Committee increased the fair value of the loan by $5,000.

At July 31, 2017, the senior term loan had an outstanding amount and cost basis of approximately $5.5 million and a fair value of approximately $5.6 million.

U.S. Gas & Electric, Inc.

U.S. Gas, North Miami Beach, Florida, a wholly-owned indirect subsidiary of Crius, is a licensed Energy Service Company (“ESCO”) that markets and distributes natural gas to small commercial and residential retail customers in the state of New York.

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

On May 23, 2017, the Boards of MVC and U.S. Gas provided notice to Equus of a superior proposal that had been received from Crius and of MVC’s and U.S. Gas’s intent to terminate the Equus Merger Agreement.  On May 30, 2017, MVC and U.S. Gas terminated the Equus Merger Agreement, and in connection with such termination and pursuant to the Equus Merger Agreement, U.S. Gas paid to Equus a termination fee of $2.5 million.

On May 30, 2017, U.S. Gas entered into a definitive agreement to be acquired by Crius Energy Trust for $172.5 million in a combination of cash, second-lien notes, and Crius trust units.

On July 5, 2017, the Company received gross consideration for its investment in U.S. Gas valued at approximately $126.1 million, including approximately $11.0 million for the repayment of its two outstanding loans from the Company. The fair value of the consideration received by the Company for its equity investment in U.S. Gas was $115.1 million. As a result of the gross consideration received, the Company realized a gain of approximately $114.6 million. The $115.1 million is comprised of: (i) cash of approximately $50.0 million; (ii) 9.5% second lien callable notes due in July 2025 with a face amount of approximately $40.5 million (before certain post-closing and indemnification adjustments, if any); and (iii) 3,282,982 Crius trust units valued at approximately $24.6 million. In addition to the approximately $115.1 million proceeds that the Company received from the sale of USG&E to Crius (pre-indemnification and pre- working capital true-up), the Company also received $1.48 million in cash to hold in its capacity as Holder Representative (of the USG&E selling shareholders). This $1.48 million cash received by the Company will be used to pay, over time, for legal costs, potential settlements, true-up payments, etc. on behalf of the USG&E selling shareholders.  Since the Company expects the $1.48 million to be fully used for legal costs, settlements and true-up payments, on behalf of the USG&E selling shareholders, the Company has reserved in full against all proceeds received.  If there are any excess proceeds, once all costs and payments associated with the transaction have been made, the excess proceeds will be split amongst the non-legacy USG&E selling shareholders on a pro-rata basis.

At July 31, 2017, the Company’s investment in U.S. Gas, an indirect subsidiary of Crius, consisted of a second lien loan with an outstanding balance, cost basis and a fair value of approximately $40.5 million.

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

During the nine month period ended July 31, 2017, the Valuation Committee decreased the fair value of the common stock by $1.1 million.

At July 31, 2017, the Company’s investment in SCSD consisted of 784 shares of class B common stock with a cost basis and fair value of approximately $5.5 million.  The secured loan had an outstanding balance, cost basis and fair value of $1.5 million.

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

During the nine month period ended July 31, 2017, the Valuation Committee decreased the fair value of the loan by approximately $57,000, common stock by approximately $54,000 and warrant by approximately $62,000.

At July 31, 2017, the Company’s investment in Vestal consisted of a subordinated loan with an outstanding balance, cost basis and fair value of approximately $2.5 million.

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

At July 31, 2017, the Company had investments in portfolio companies totaling $303.0 million.  Also, on that date, the Company had approximately $772,000 in cash equivalents and approximately $119.1 million in cash.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.  Pending investments in portfolio companies pursuant to our principal investment strategy, the Company may make other short-term or temporary investments, including in exchange-traded funds and private investment funds offering periodic liquidity.

During the nine month period ended July 31, 2017, in connection with the sale of U.S. Gas, the Company received securities that totaled approximately $65.1 million.  The securities were received from U.S. Gas ($40.5 million) and Crius ($24.6 million).

During the nine month period ended July 31, 2017, the Company made 5 follow-on investments in 4 existing portfolio companies that totaled approximately $7.3 million.  On November 9, 2016, the Company invested approximately $59,000 in MVC Environmental and received an additional 30 shares of common stock.  On December 1, 2016, the Company loaned an additional $500,000 to U.S. Tech increasing the total amount outstanding to $5.5 million.  On December 13, 2016, the Company loaned an additional $475,000 to MVC Automotive increasing the amount outstanding on the bridge loan to approximately $3.8 million.  The maturity date was also extended to December 31, 2017.  On April 3, 2017, the Company loaned Security Holdings approximately $4.1 million in the form of a bridge loan with an interest rate of 5% and a maturity date of December 31, 2019.  On May 3, 2017, the Company invested approximately $1.1 million in MVC Automotive for additional common equity and loaned MVC Automotive approximately $1.1 million, increasing the amount outstanding on the bridge loan to approximately $4.9 million.  The maturity date was also extended to June 30, 2018.

Current commitments include:

Commitments to Portfolio Companies:

At July 31, 2017 and October 31, 2016, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at July 31, 2017
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Portfolio Company	Amount Committed	Amount Funded at October 31, 2017
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Guarantees:

At July 31, 2017 and October 31, 2016, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at July 31, 2017
MVC Automotive	$5.6 million	—
RuMe	$1.0 million	—
Total	$6.6 million	—

Guarantee	Amount Committed	Amount Funded at October 31, 2016
MVC Automotive	$6.3 million	—
RuMe	$1.0 million	—
Turf	$1.0 million	—
Total	$8.3 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At July 31, 2017, the Valuation Committee estimated the combined fair values of the guarantee obligations noted above to be approximately -$217,000 or a liability of approximately $217,000.

These guarantees are further described below, together with the Company’s other commitments.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  Over time, Erste Bank, the bank extending the mortgage to MVC Automotive, increased the amount of the mortgage. The balance of the guarantee as of July 31, 2017 is approximately 4.7 million Euro (equivalent to approximately $5.6 million).

The Company guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank.  On March 7, 2017, the Company exchanged its shares of MVC Turf, the holding company which owned the Company’s LLC interest in Turf Products, for approximately $3.8 million of additional subordinated debt in Turf Products.  The Company’s guarantee was retired as a part of this recapitalization.

The Company guaranteed $1.0 million of RuMe’s indebtedness to Colorado Business Bank, which had a fair value of approximately -$217,000 or a liability of $217,000 as of July 31, 2017.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  The investment period related to the PE Fund has ended.  Additional capital may be called for follow-on investments in existing portfolio companies of the PE Fund or to pay operating expenses of the PE Fund until the partnership is terminated.  During the nine month period ended July 31, 2017, the Company received proceeds of approximately $12.6 million from the PE Fund related to the sale of AccuMed Corp., a portfolio company of the PE Fund.  The Company’s pro-rata share of the PE Fund’s investment in AccuMed Corp. totaled approximately $2.4 million, resulting in a realized gain of approximately $10.2 million.  As of July 31, 2017, $14.6 million of the Company’s commitment has been contributed.

During the fiscal year ended October 31, 2016, the Company agreed to cash collateralize a $500,000 working capital line of credit for an entity partially owned by MVC Environmental provided by Branch Banking and Trust Company (“BB&T”).  During the nine month period ended July 31, 2017, the cash collateral securing the MVC Environmental working capital line of credit was released and a new credit facility was entered into secured by a $1.0 million letter of credit.  The $1.0 million letter of credit is collateralized by the Company’s Credit Facility III (defined below).

During the fiscal year ended October 31, 2016, the Company agreed to cash collateralize a $300,000 third party letter of credit for RuMe, which is still a commitment of the Company as of July 31, 2017.

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

On May 3, 2013, the Company sold approximately $33.9 million of additional Senior Notes in a direct offering.  The additional Senior Notes will also mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Notes bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  As of July 31, 2017, the Senior Notes had a total outstanding amount of approximately $114.4 million; net of deferred financing fees the balance was approximately $112.5 million, with a market value of approximately $116.7 million. The market value of the Senior Notes is based on the closing price of the security as of July 31, 2017 on the New York Stock Exchange (NYSE:MVCB).

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with BB&T. On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  On December 1, 2015, Credit Facility II was renewed and expired on May 31, 2016, at which time all outstanding amounts under it were due and repaid.  On June 30, 2016, Credit Facility II was renewed and reduced to a $50 million revolving credit facility, which expired on February 28, 2017, as of which time all outstanding amounts under it were due and repaid.  On February 28, 2017, Credit Facility II was renewed and increased to a $100 million revolving credit facility and will expire on August 31, 2017.  See “Subsequent Events” for more information.  At October 31, 2016, the balance of Credit Facility II was $35.0 million.  During the nine month period ended July 31, 2017, the Company’s net repayments on Credit Facility II were $35.0 million, resulting in no outstanding balance at July 31, 2017.  Credit Facility II is used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 125 basis points.  In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid closing fees, legal and other costs associated with these transactions.  These costs will be amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities. As of July 31, 2017, the Company is in compliance with all covenants related to Credit Facility II.

On December 9, 2015, the Company entered into a three-year, $50 million revolving borrowing base credit facility (“Credit Facility III”) with Santander Bank N.A. as a lender and lead agent and Wintrust Bank as a lender and syndication agent.  As of October 31, 2016 and July 31, 2017, there was no outstanding balance on Credit Facility III.  Credit Facility III can, under certain conditions, be increased up to $85 million.  The new facility bears an interest rate of LIBOR plus 3.75% or the prime rate plus 1%

(at the Company’s option), and includes a 1% closing fee of the commitment amount and a 0.75% unused fee.  The compensating balance for the revolving credit facility is $5.0 million. As of July 31, 2017, the Company is in compliance with all covenants related to Credit Facility III.

The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

Subsequent Events

The Company’s Tender Offer expired at 5:00 p.m., New York City time, on August 18, 2017. A total of 3,634,597 shares of MVC’s common stock were properly tendered and not properly withdrawn at or below a purchase price of $10.40 per share. In accordance with the terms and conditions of the Tender Offer, MVC accepted for payment, on a pro rata basis, at a purchase price of $10.40, 1,442,307 shares properly tendered at or below the purchase price and not properly withdrawn before the expiration date, at an aggregate cost of $14,999,992.80, excluding fees and expenses relating to the Tender Offer.

On August 28, 2017, the Company received an exemptive order from the SEC that allows it to co-invest, subject to certain conditions, with certain affiliated private funds in first lien, second lien, mezzanine, structured debt and structured equity investments in small and middle market businesses and to undertake certain “follow-on” investments in companies in which the Company has already co-invested pursuant to the order. The Adviser has formed the TTGA C-I LP & TTGA MMF LP funds, which were co-applicants for the granted exemptive relief. Those funds have not yet commenced operations as of the date hereof. No transactions have been effected pursuant to the exemptive order.

On August 31, 2017, Credit Facility II was renewed and decreased to a $25 million revolving credit facility, which expires on August 31, 2018.  There was no change to the interest rate or unused fee on the revolving credit facility. The Company paid closing costs associated with this transaction of $62,500.

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

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments, and escrow receivables, which represent approximately 71.01% of the Company’s total assets at July 31, 2017.  As discussed in Note 8 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. The Company may make short-term investments in 90-day Treasury Bills or longer-term treasury notes, which are federally guaranteed securities, or other investments, including exchange-traded funds, private investment funds and designated money market accounts, pending investments in portfolio companies made pursuant to our principal investment strategy.

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

At July 31, 2017, approximately 62.84% of our total assets represented portfolio investments recorded at fair value.

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

We previously identified a material weakness in our internal control over financial reporting, which has been remediated. Any future failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our securities to decline.

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

On October 31, 2016, the Company had a net capital loss carryforward of approximately $50.2 million. The Company had approximately $18.1 million in unrealized losses associated with Legacy Investments as of July 31, 2017.  If we experience an aggregate 50% shift in the ownership of our common stock from shareholder transactions over a three year period (e.g., if a shareholder acquires 5% or more of our outstanding shares of common stock, or if a shareholder who owns 5% or more of our outstanding shares of common stock significantly increases or decreases its investment in the Company), our ability to utilize our capital loss carryforwards to offset future capital gains may be severely limited.  Further, in the event that we are deemed to have failed to meet the requirements to qualify as a RIC, our ability to use our capital loss carryforwards could be adversely affected.   Please see Note 12 of our consolidated financial statements “Tax Matters” for more information.

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

As of July 31, 2017, we have approximately $114.4 million in aggregate principal amount of Senior Notes (as defined above), due on January 15, 2023.

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

As of July 31, 2017, 1.3% of the Company’s assets consisted of Legacy Investments.  These investments were made pursuant to the Company’s prior investment objective of seeking long-term capital appreciation from venture capital investments in information technology companies. Generally, a cash return may not be received on these investments until a “liquidity event,” i.e., a sale, public offering or merger, occurs. Until then, these Legacy Investments remain in the Company’s portfolio. The Company is managing them to seek to realize maximum returns.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of portfolio companies and/or in a limited number of industries.  As of July 31, 2017, the fair value of our largest investment, Crius, including its wholly-owned indirect subsidiary U.S. Gas (collectively, “Crius”), comprised 21.5% of our net assets.  Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may continue to be significantly represented among our investments.  To the extent that we have large positions in the securities of a small number of portfolio companies, we are subject to an increased risk of significant loss should the performance or financial condition of these portfolio companies or their respective industries deteriorate.  We may also be more susceptible to any single economic or regulatory occurrence as a result of holding large positions in a small number of portfolio companies.  See the risk factor below regarding the industry in which U.S. Gas operates.

We are particularly exposed to the risks of the energy services industry.

We presently have a significant investment in Crius.  As a result, the Company is particularly subject to the risks impacting the energy service industry.  Crius’s operating results may fluctuate on a seasonal or quarterly basis and with general economic conditions. Weather conditions and other natural phenomena can also have an adverse impact on earnings and cash flows.  Unusually mild weather in the future could diminish Crius’s results of operations and harm its financial condition. Crius enters into contracts to purchase and sell electricity and natural gas as part of its operations. With respect to such transactions, the rate of return on its capital investments is not determined through mandated rates, and its revenues and results of operations are likely to depend, in large part, upon prevailing market prices for power in its regional markets and other competitive markets. These market prices can fluctuate substantially over relatively short periods of time.  Trading margins may erode as markets mature and there may be diminished opportunities for gain should volatility decline. Fuel prices may also be volatile, and the price Crius can obtain for power sales may not change at the same rate as changes in fuel costs. These factors could reduce Crius margins and therefore diminish its revenues and results of operations.

Crius relies on a firm supply source to meet its energy management obligations for its customers. Should Crius’s suppliers fail to deliver supplies of natural gas and electricity, there could be a material impact on its cash flows and statement of operations.

Crius is subject to substantial regulation by regulatory authorities. It is required to comply with numerous laws and regulations and to obtain numerous authorizations, permits, approvals and certificates from governmental agencies. Crius cannot predict the impact of any future revisions or changes in interpretations of existing regulations or the adoption of new laws and regulations applicable to it. Changes in regulations or the imposition of additional regulations could influence its operating environment and may result in substantial costs to Crius.

When we are a debt or minority equity investor in a portfolio company, we may not be in a position to control the entity, and management of the company may make decisions that could decrease the value of our portfolio holdings.

We currently have, and anticipate making debt and minority equity investments; therefore, we will be subject to the risk that a portfolio company may make business decisions with which we disagree, and the shareholders and management of such company may take risks or otherwise act in ways that do not serve our interests. Due to the lack of liquidity in the markets for our investments in privately held companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

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

There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

A description of the risk factors associated with our business is set forth in the “Quantitative and Qualitative Disclosures about Market Risk” section, above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities for the quarter ended July 31, 2017.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by reference to the Exhibit Index included herewith.

Other required Exhibits are included in this Form 10-Q or have been previously filed with the Securities and Exchange Commission (the “SEC”) in the Company’s Registration Statements on Form N-2 (Reg. Nos. 333-147039, 333-119625, 333-125953) or the Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, as filed with the SEC (File No. 814-00201).

EXHIBIT INDEX

Exhibit Number	Description

10	Tenth Amendment to the Secured Revolving Credit Agreement.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

99	Amended Dividend Reinvestment Plan.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

MVC CAPITAL, INC.

Date: September 11, 2017	/s/ Michael Tokarz
Michael Tokarz

In the capacity of the officer who performs the functions of Principal Executive Officer.

MVC CAPITAL, INC.

Date: September 11, 2017	/s/ Scott Schuenke
Scott Schuenke

In the capacity of the officer who performs the functions of Principal Financial Officer.