Form 10-K
period 2017-10-31
MVC CAPITAL, INC.
filed 2018-01-16
CIK 1099941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

Approximate aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the Company’s most recently completed fiscal second quarter: $122,463,450 computed on the basis of $9.04 per share, closing price of the common stock on the New York Stock Exchange (the “NYSE”) on April 28, 2017.  For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.

There were 18,820,528 shares of the registrant’s common stock, $.01 par value, outstanding as of January 16, 2018.

Document Incorporated by Reference:

None.

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

Item 1.         BUSINESS

GENERAL

MVC Capital, Inc. is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”).  MVC Capital provides equity and debt investment capital to fund growth, acquisitions and recapitalizations of small and middle-market companies in a variety of industries primarily located in the United States. Our investments can take the form of senior and subordinated loans, common and preferred stock and warrants or rights to acquire equity interests, or convertible securities, among other instruments. Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MVC.” Beginning November 1, 2006, the Company has been externally managed by The Tokarz Group Advisers LLC (“TTG Advisers”) pursuant to an Amended and Restated Investment Advisory and Management Agreement (the “Advisory Agreement”).  Our Board of Directors, including all of the directors who are not “interested persons” (as defined under the 1940 Act) of the Company (the “Independent Directors”), last approved the renewal of the Advisory Agreement at their in-person meeting held on October 31, 2017.

In fiscal year 2017, the Company made one new investment in Highpoint Global LLC (“Highpoint”) ($5.0 million) and made 6 follow-on investments in the following 4 existing portfolio companies: MVC Automotive Group GmbH (“MVC Automotive”), MVC Environmental, Inc. (“MVC Environmental”), United States Technologies, Inc. (“U.S. Technologies”) and Security Holdings B.V. (“Security Holdings”).  The total capital committed in fiscal year 2017 was approximately $7.5 million compared to $44.2 million and $62.4 million in fiscal years 2016 and 2015, respectively.

During fiscal year 2016 six new investments were made: Somotra NV (“Somotra”) ($1.7 million), Pride Engineering, LLC (“Pride”) ($5.1 million), Dukane IAS, LLC (“Dukane”) ($7.0 million), Quantum Plastics, LLC (“Quantum”) ($10.0 million), FDS, Inc. (“FDS”) ($2.3 million) and HTI Technologies and Industries, Inc. (“HTI”) ($9.6 million) and 9 follow-on investments in the following 6 existing portfolio companies were made: MVC Automotive, Legal Solutions Holdings, Inc. (“Legal Solutions”), Thunderdome Restaurants, LLC (“Thunderdome”), SIA Tekers Invest (“Tekers”), Biovation Acquisition Company (“BAC”) and RuMe, Inc. (“RuMe”).  The total capital committed in fiscal year 2016 was $44.2 million compared to $62.4 million and $105.8 million in fiscal years 2015 and 2014, respectively.

During fiscal year 2015 eight new investments were made in: RX Innovations, Inc. (“RX”) ($10.3 million), Agri-Carriers Group, Inc. (“Agri-Carriers”) ($11.8 million), Legal Solutions ($8.7 million), The Results Companies, LLC (“Results Companies”) ($9.0 million), Vestal Manufacturing Enterprises, Inc. (“Vestal”) ($6.5 million), Thunderdome ($2.0 million), Initials, Inc. (“Initials”) ($4.8 million) and U.S. Technologies ($5.0 million) and 5 follow-on investments were made in the following 4 existing portfolio companies: BAC, Centile Holdings B.V. (“Centile”), Biogenic Reagents (“Biogenic”), and MVC Automotive.  The total capital committed in fiscal year 2015 was $62.4 million compared to $105.8 million and $95.7 million in fiscal years 2014 and 2013, respectively.

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

Our portfolio company investments currently consist of common and preferred stock, other forms of equity interests and warrants or rights to acquire equity interests, senior and subordinated loans and convertible securities. At October 31, 2017, the fair value of our investments in portfolio companies was approximately $292.5 million and our total assets were approximately $403.4 million compared to the fair value of investments in portfolio companies of approximately $360.1 million and total assets of approximately $432.4 million at October 31, 2016.

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

On July 16, 2004, the Company formed a wholly-owned subsidiary, MVC Financial Services, Inc. (“MVCFS”). MVCFS is incorporated in Delaware and its principal purpose is to provide advisory, administrative and other services to the Company and its portfolio companies.  The Company does not hold MVCFS for investment purposes. The results of MVCFS are consolidated into the Company and all inter-company accounts have been eliminated in consolidation.  On October 14, 2011, the Company formed a wholly-owned subsidiary, MVC Cayman, an exempted company incorporated in the Cayman Islands, to hold certain of its investments.  The results of MVC Cayman are also consolidated into the Company. During the fiscal year ended October 31, 2012 and thereafter, MVC Partners, LLC (“MVC Partners”) was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  The consolidation of MVC Partners has not had any material effect on the financial position or net results of operations of the Company.  During fiscal year ended October 31, 2014, MVC Turf, Inc. (“MVC Turf”) was consolidated with the Company as MVC Turf was an MVC wholly-owned holding company. The consolidation of MVC Turf did not have any material effect on the financial position or net results of operations of the Company.  On March 7, 2017, the Company exchanged its shares of MVC Turf, the holding company that owned the Company’s LLC interest in Turf Products, for approximately $3.8 million of additional subordinated debt in Turf Products.  Prior to the exchange, the Company received a distribution from MVC Turf of approximately $323,000. The impact of the deconsolidation of MVC Turf on the Company’s financial condition and results of operations was immaterial.  As of October 31, 2017, MVC Turf is no longer consolidated with the Company.  Also, as of October 31, 2017, approximately $1.1 million of the Company’s cash and cash equivalents was held by MVC Cayman.

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

Substantially all amounts not invested in securities of portfolio companies are invested in short-term, highly liquid money market investments, U.S. Government issued securities, or held in cash in interest bearing accounts. As of October 31, 2017, the Company’s investments in short-term securities, U.S. Government issued securities and cash and cash equivalents were valued at $106.7 million. Of that amount, approximately $5.3 million was restricted cash, $5.0 million related to the compensating balance for Credit Facility III (as defined below) with Santander Bank N.A. and $300,000 cash collateral related to a third-party letter of credit for RuMe.

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

Mr. Tokarz and his team managed the Company under an internal structure through October 31, 2006. On September 7, 2006, the shareholders of the Company approved the Advisory Agreement (with over 92% of the votes cast on the agreement voting in its favor) that provided for the Company to be externally managed by TTG Advisers. The agreement took effect on November 1, 2006. TTG Advisers is a registered investment adviser that is controlled by Mr. Tokarz. All of the individuals (including the Company’s investment professionals) that had been previously employed by the Company as of the fiscal year ended October 31, 2006 became employees of TTG Advisers.  The Company’s investment approach and selection process has remained the same under the externalized management structure.  Our Board of Directors, including all of the Independent Directors, last approved a renewal of the Advisory Agreement at an in-person meeting held on October 31, 2017.

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

OUR INVESTMENT STRATEGY

On November 6, 2003, Mr. Tokarz assumed his current positions as Chairman and Portfolio Manager.  We seek to implement our investment objective to maximize total return from capital appreciation and/or income through making a broad range of private investments in a variety of industries. The investments can include common and preferred stock, other forms of equity interests and warrants or rights to acquire equity interests, senior and subordinated loans, or convertible securities. During the fiscal year ended October 31, 2017, the Company made one new investment and 6 follow-on investments in 4 existing portfolio companies, committing a total of $7.5 million of capital to these investments.

Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of October 31, 2017, 1.3% of our assets consisted of investments made by the Company’s former management team pursuant to the prior investment objective (the “Legacy Investments”). We are, however, managing these Legacy Investments to try and realize maximum returns. At October 31, 2017, the fair value of the Legacy Investments was $5.4 million.  We generally seek to monetize these investments through a sale, public offering, merger or other reorganization.

Our new portfolio investments are made pursuant to our current objective and strategy. We are concentrating our investment efforts on small and middle-market companies that, in our view, provide opportunities to maximize total return from capital appreciation and/or income, though our current focus is more on yield generating investments. which can include, but is not be limited to senior and subordinated loans, convertible debt, common and preferred equity with a coupon or liquidation preference and warrants or rights to acquire equity interests (the “Yield-Focused Strategy”).  In fiscal year 2017, we have continued the transition to the Yield-Focused Strategy. We have done this through selling a number of equity investments, including our recently completed sale of U.S. Gas & Electric, Inc. (“U.S. Gas”), our then-largest portfolio company for approximately $127.4 million in total consideration, including the repayment of outstanding loans to the Company and accrued fees.  These sales and repayments have improved our liquidity position, which provides us with flexibility to redeploy capital into debt or similar income-producing investments.  The Company continues to seek to monetize various equity investments to further support the Yield-Focused Strategy.

Under our investment approach, we have the authority to invest, without limit, in any one company, subject to any required diversification limits for us to continue to qualify as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).  Presently due to our asset composition, compliance with the RIC requirements limits our ability to make additional investments that represent more than 5% of our total assets or more than 10% of the outstanding voting securities of an issuer (“Non-Diversified Investments”).

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

We may also seek to achieve our investment objective by establishing a subsidiary or subsidiaries that would serve as general partner to a private equity or other investment fund(s).  Furthermore, the Board of Directors authorized the establishment of the MVC Private Equity Fund, L.P. (“PE Fund”), for which an indirect wholly-owned subsidiary, MVC GP II, LLC (“MVC GP II”), of the Company serves as the GP.  On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund.  The PE Fund closed on approximately $104 million of capital commitments.  As of October 31, 2017, $14.6 million of the Company’s commitment has been contributed.  The Company’s Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company’s ability to make Non-Diversified Investments through the PE Fund. As previously disclosed, the Company is restricted in its ability to make Non-Diversified Investments.  For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25% of all management fees and other fees paid by the PE Fund and its portfolio companies and up to 30% of the carried interest generated by the PE Fund.  Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund.  In exchange for providing those services, and pursuant to the Board of Directors’ authorization and direction, TTG Advisers is entitled to receive the balance of the fees and any carried interest generated by the PE Fund and its portfolio companies.  Given this separate arrangement with the GP and the PE Fund, under the terms of the Company’s Advisory Agreement with TTG Advisers, TTG Advisers is not entitled to receive from the Company a management fee or an incentive fee on assets of the Company that are invested in the PE Fund. During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  Previously, MVC Partners was presented as a portfolio company on the Schedule of Investments.  The consolidation of MVC Partners has not had any material effect on the financial position or net results of operations of the Company.  Also, during fiscal year ended October 31, 2014, MVC Turf was consolidated with the Company as MVC Turf was an MVC wholly-owned holding company.  The consolidation of MVC Turf did not have a material effect on the financial position or net results of operations of the Company.  On March 7, 2017, the Company exchanged its shares of MVC Turf for approximately $3.8 million of additional subordinated debt in Turf Products.  MVC Turf is no longer consolidated with the Company.  Please see Note 2 of our consolidated financial statements “Consolidation” for more information.

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

As of October 31, 2017 and October 31, 2016, the fair value/market value of the invested portion (excluding cash, escrow receivables and U.S. Treasury obligations) of our net assets as a percentage consisted of the following:

	Fair Value/Market Value as a Percentage of Our Net Assets
Type of Investment	As of October 31, 2017	As of October 31, 2016

Senior/Subordinated Loans and Credit facilities	54.84%	50.76%
Common Stock	13.53%	6.38%
Warrants	0.50%	0.67%
Preferred Stock	9.21%	41.20%
Guarantees and Letters of Credit	(0.20)%	(0.10)%
Common Equity Interest	20.06%	19.25%
LP Interest of the PE Fund	6.37%	9.00%
GP Interest of the PE Fund	0.16%	0.23%
LLC Interest	0.00%	1.43%

Substantially all amounts not invested in securities of portfolio companies are invested in short-term, highly liquid money market investments, U.S. Government issued securities, or held in cash in an interest bearing account. As of October 31, 2017, these holdings were valued at approximately $106.7 million or 38.2% of net assets.

The current portfolio has investments in a variety of industries, including energy, specialty chemicals, automotive dealerships, electrical engineering, medical devices, consumer products, value-added distribution, industrial manufacturing, financial services, and information technology in a variety of geographical areas, including the United States and Europe.

On October 10, 2017, the Board detailed its unanimously approved plan seeking to increase shareholder value through, among other things, continued implementation of the Yield-Focused Strategy and increasing the quarterly dividend to $0.15 per share from $0.135 per share.

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

•                                          Investment banks;

•                                          Industry executives;

•                                          Business brokers;

•                                          Merger and acquisition advisors;

•                                          Financial services companies; and

•                                          Banks, law firms and accountants.

Allocation of Investment Opportunities.  In allocating investment opportunities, TTG Advisers adheres to the following policy, which was approved by the Board of Directors: TTG Advisers will generally give the Company priority with respect to all investment opportunities in (i) mezzanine and debt securities and (ii) equity or other “non-debt” investments that are (a) expected to be equal to or less than the lesser of 10% of the Company’s net assets or $25.0 million, and (b) issued by U.S. companies with less than $150.0 million in revenues during the prior twelve months (“MVC Targeted Investments”); provided that such priority may be shared with any other investment vehicle managed by TTG Advisers so long as: (i) such vehicle is subject to the Order (defined below) granted to MVC (an “Other Vehicle”), and (ii) to the extent TTG Advisers determines the opportunity to be suitable and appropriate for each of MVC and the vehicle to participate in such investment at that time, then MVC shall co-invest with the Other Vehicle in such opportunity in accordance with, and subject to, the terms and conditions of the Order.  The PE Fund received a priority allocation of all the new equity investments (i.e., not follow-on investments in existing MVC portfolio companies) that would otherwise be Non-Diversified Investments for the Company, which will terminate on the deployment of 80% of the committed capital of the PE Fund.  The investment period related to the PE Fund has ended.  Additional capital may be called for follow-on investments in existing portfolio companies of the PE Fund or to pay operating expenses of the PE Fund.  In addition, pursuant to a shared services arrangement with PPC Enterprises LLC (“PPC”), a registered investment adviser (of which Mr. Tokarz is a co-founder and investment team member) that provides advisory services to Series A of Public Pension Capital, LLC (the “PPC Fund”), a private equity fund, Firm personnel may refer to PPC and the PPC Fund any investment that is not: (i) an MVC Targeted Investment; and (ii) in a company that, at the time of acquisition, has EBITDA in excess of $25 million or is expected to require, either at such time or over time, in excess of $25 million in aggregate equity capital (i.e., an investment that is outside of the PE Fund’s investment focus pursuant to its governing documents).

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

OPERATING EXPENSES

During the fiscal year ended October 31, 2017, the Company bore the costs relating to the Company’s operations, including fees and expenses of the Independent Directors; fees of unaffiliated transfer agents, registrars and disbursing agents; legal and accounting expenses; costs of printing and mailing proxy materials and reports to shareholders; NYSE fees; management fee; incentive fee, if applicable; travel and due diligence costs related to investments; custodian fees and other extraordinary or nonrecurring expenses and other expenses properly payable by the Company.  It should be noted that the Company and TTG Advisers had entered into an agreement pursuant to which TTG Advisers would absorb or reimburse operating expenses of the Company to the extent necessary to limit the Company’s expense ratio to 3.5% in each of the 2009 and 2010 fiscal years (the consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation, payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund and extraordinary expenses taken as a percentage of the Company’s average net assets).  On various dates, TTG Advisers and the Company entered into annual agreements to extend the expense cap of 3.5% to the 2011, 2012, 2013, 2014 and 2015 fiscal years (“Expense Limitation Agreement”).  On October 29, 2015, the Company and the Adviser agreed, with respect to fiscal year 2016, to lower the expense cap percentage to 3.25% and modify the methodology so that the cap limits the Company’s ratio of expenses to total assets less cash (the “Modified Methodology”), consistent with the asset level used to calculate the base management fee. (The expenses covered by the cap remain unchanged.)  The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2010 through 2017, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  As of October 31, 2017, the Company did not have an investment in an exchange-traded fund.  On October 28, 2016, the Board approved the renewal of the Advisory Agreement for the 2017 fiscal year. The Adviser agreed to continue to waive a portion of the base management fee so that it is reduced to 1.50% for fiscal year 2017.  Furthermore, the Company and the Adviser, similar to fiscal year 2016, agreed on an expense cap for fiscal 2017 of 3.25% under the Modified Methodology.  For fiscal year 2018, the Adviser has agreed to continue the 3.25% expense cap under the Modified Methodology. In addition, the Adviser has agreed, effective November 1, 2017, to a revised management fee structure that ties management fees to the NAV discount1 as follows: (A) If the Company’s NAV discount is greater than 20%, the management fee for the current quarter is reduced to 1.25%; (B) If the NAV discount is between 10% and 20%, the management fee will be 1.50%; and (C) If the NAV discount is less than 10% or eliminated, the 1.50% management fee would be re-examined, but in no event would it exceed 1.75%.

Under the externalized structure, all investment professionals of TTG Advisers and its staff, when and to the extent engaged in providing services required to be provided by TTG Advisers under the Advisory Agreement and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by TTG Advisers and not by the Company, except that costs or expenses relating to the following items are borne by the Company:  (i) the cost and expenses of any independent valuation firm; (ii) expenses incurred by TTG Advisers payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on its prospective portfolio companies, provided, however, the retention by TTG Advisers of any third party to perform such services shall require the advance approval of

1  All NAV discount calculations are arrived at by taking the average daily discount to NAV for a quarter (i.e., the discount to the most recently determined NAV per share at which the Company stock price closes on any given day for the quarter based on the prior fiscal quarter’s NAV per share).

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

At October 31, 2017, approximately 64.61% of total assets represented investments in portfolio companies recorded at fair value (“Fair Value Investments”).

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

Our investments are carried at fair value in accordance with ASC 820. Unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of the Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction.  At October 31, 2017, we did not own restricted or unrestricted securities of any publicly traded company in which we have a majority-owned interest, but did own two securities in which we have a minority-owned interest.

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

At October 31, 2017, approximately 64.61% of our total assets represented portfolio investments recorded at fair value.

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

We previously identified a material weakness in our internal control over financial reporting related to the valuation of certain portfolio companies and, as a result of such weakness, our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of October 31, 2014 and October 31, 2015. This contributed to a delay in the filing of certain prior financial statements. The material weakness concerned the design and operating effectiveness of certain valuation related controls associated with investments in certain affiliated or controlled portfolio companies (e.g., MVC Auto and SGDA Europe). The Company addressed the material weakness through, among other things, adding new and/or enhanced existing controls surrounding the valuation process and financial reporting oversight of various controlled/affiliated portfolio companies.

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

Our overall business of making loans or private equity investments may be affected by market conditions. The absence of an active mezzanine lending or private equity environment may slow the amount of private equity investment activity. As a result, the pace of our investment activity may slow, which could impact our ability to achieve our investment objective. In addition, significant changes in the capital markets could have an effect on the valuations of private companies and on the potential for liquidity events involving such companies. This could affect the amount and timing of any gains realized on our investments and thus have a material adverse impact on our financial condition.

Depending on market conditions, we could incur substantial realized and unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.  Declines in the fair and/or market values of the Company’s investments could lead to diminished investment opportunities for the Company, prevent the Company from successfully executing its investment strategies or require the Company to dispose of investments at a loss.

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

On October 31, 2017, the Company had a net capital loss carryforward of approximately $988,000. The Company had approximately $9.6 million in unrealized losses associated with Legacy Investments as of October 31, 2017.  If we experience an aggregate 50% shift in the ownership of our common stock from shareholder transactions over a three year period (e.g., if a shareholder acquires 5% or more of our outstanding shares of common stock, or if a shareholder who owns 5% or more of our outstanding shares of common stock significantly increases or decreases its investment in the Company), our ability to utilize our capital loss carryforwards to offset future capital gains may be severely limited.  Further, in the event that we are deemed to have failed to meet the requirements to qualify as a RIC, our ability to use our capital loss carryforwards could be adversely affected.  Please see Note 12 of our consolidated financial statements “Tax Matters” for more information.

Loss of pass-through tax treatment would substantially reduce net assets and income available for dividends.

We have operated so as to qualify as a RIC. If we meet source of income, diversification and distribution requirements, we will qualify for effective pass-through tax treatment. We would cease to qualify for such pass-through tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting the requirement to make distributions to our shareholders because in certain cases we may recognize income before or without receiving cash representing such income, such as in the case of debt obligations that are treated as having original issue discount. If we fail to qualify as a RIC, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for distribution to our shareholders, and all of our distributions will be taxed to our shareholders as ordinary corporate distributions. Even if we qualify as a RIC, we generally will be subject to a corporate-level income tax on the income we do not distribute. Moreover, if we do not distribute at least: (1) 98% of our ordinary income during each calendar year, (2) 98.2% of our capital gain net income realized in the period from November 1 of the prior year through October 31 of the current year, and (3) all such ordinary income and capital gain net income for the previous years that were not distributed during those years, we generally will be subject to a 4% excise tax on certain undistributed amounts.

There are certain risks associated with the Company holding debt obligations that are treated under applicable tax rules as having original issue discount.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (“OID”) (such as debt instruments with payment-in-kind, or PIK, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to include market discount in our taxable income in the current year, instead of upon disposition, as failing to make such election would limit our ability to deduct interest expenses for tax purposes.

Any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual.  Therefore, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code, even though we will not have received any corresponding cash amount. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax, as described in the previous risk factor regarding loss of pass-through tax treatment.

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

OID instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral.  OID income may also create uncertainty about the source of the Company’s cash distributions.  For accounting purposes, any cash distributions to shareholders representing OID income are not treated as coming from paid-in capital, even though the cash to pay them comes from the offering proceeds.  Thus, despite the fact that a distribution of OID income comes from the cash invested by the shareholders, the 1940 Act does not require that shareholders be given notice of this fact by reporting it as a return of capital.  PIK interest has the effect of generating investment income and potentially increasing the incentive fees payable to TTG Advisers at a compounding rate.  In addition, the deferral of PIK interest also reduces the loan-to-

value ratio at a compounding rate.  Furthermore, OID creates the risk that fees will be paid to TTG Advisers based on non-cash accruals that ultimately may not be realized, while TTG Advisers will be under no obligation to reimburse the Company for these fees.

Our ability to grow depends on our ability to raise capital.

To fund new investments or other activities, periodically we may need to issue equity securities or borrow from financial institutions. Unfavorable economic conditions, among other things, could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us.  If we fail to obtain capital to fund our investments, it could limit both our ability to grow our business and our profitability.  With certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ depends on TTG Advisers’ and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to maintain our current facilities or obtain other lines of credit at all or on terms acceptable to us.

Complying with the RIC requirements may cause us to forgo otherwise attractive opportunities.

In order to qualify as a RIC for U.S. federal income tax purposes, we must satisfy tests concerning the sources of our income, the nature and diversification of our assets and the amounts we distribute to our shareholders.  We may be unable to pursue investments that would otherwise be advantageous to us in order to satisfy the source of income or asset diversification requirements for qualification as a RIC.  In particular, to qualify as a RIC, at least 50% of our assets must be in the form of cash and cash items, Government securities, securities of other RICs, and other securities that represent not more than 5% of our total assets and not more than 10% of the outstanding voting securities of the issuer.  We have from time to time held a significant portion of our assets in the form of securities that exceed 5% of our total assets or more than 10% of the outstanding voting securities of an issuer, and compliance with the RIC requirements may restrict us from making investments that represent more than 5% of our total assets or more than 10% of the outstanding voting securities of the issuer.  Thus, compliance with the RIC requirements may hinder our ability to take advantage of investment opportunities believed to be attractive, including potential follow-on investments in certain of our portfolio companies.

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

Changes in the law or regulations that govern business development companies and RICs, including changes in tax laws or regulations, may significantly impact our business.

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

•                  Our adherence to applicable regulatory and tax requirements;

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

We are subject to market discount risk.

As with any stock, the price of our shares will fluctuate with market conditions and other factors. If shares are sold, the price received may be more or less than the original investment. Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our NAV, but will depend upon the market price of the shares at the time of sale. Since the market price of our shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the shares will trade at, below or above our NAV. Although our shares, from time to time, had traded at a premium to our NAV, in more recent years, our shares have traded at a discount to NAV, which discount may fluctuate over time. Our common stock has historically traded at prices below our net asset value per share and was trading as of October 31, 2017 at an approximately 19.2% discount to NAV. Therefore, shareholders selling their shares will likely have to sell at a significant discount to their purchase price.

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

During certain periods, our distributions have exceeded and may, in the future, exceed our taxable earnings and profits. Therefore, during those times, portions of the distributions that we make may represent a return of capital to you for tax purposes, which will reduce your tax basis in your shares.

During certain periods, our distributions have exceeded and may, in the future, exceed our earnings and profits.  For example, in the event that we encounter delays in locating suitable investment opportunities, we may pay all or a portion of our distributions from the proceeds of any securities offering, from borrowings that were made in anticipation of future cash flow or from available funds.  Therefore, portions of the distributions that we make may be a return of the money that you originally invested and represent a return of capital to you for tax purposes.  A return of capital generally is a return of your investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with the offering.  Such a return of capital is not taxable, but reduces your tax basis in your shares, which may result in higher taxes for you even if your shares are sold at a price below your original investment.

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

As of October 31, 2017, we have outstanding approximately $114.4 million of Senior Notes (as defined below), due on January 15, 2023.  See Note 17 Subsequent Events for more information.  We also have access to leverage through credit facilities.

Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.  The amount of leverage that we employ at any particular time will depend on our management’s and our Board of Director’s assessments of market and other factors at the time of any proposed borrowing.

We may be unable to meet our covenant obligations under the Senior Notes and our credit facility, which could adversely affect our business.

The Senior Notes (as defined below) and Credit Facility III (as defined below) impose certain financial and operating covenants that may restrict a portion of our business activities, including limitations that could hinder our ability to obtain additional financings and in some cases, to increase our dividends.  If we cannot meet these covenants, events of default would arise, which could result in payment of the applicable indebtedness being accelerated and may limit our ability to execute on our investment strategy, as would be the case if we were unable to renew such facility.  Any additional facility we access could also impose additional covenants that could restrict our business activities.  A failure to add new or replacement debt facilities or issue additional debt securities or other evidences of indebtedness could have an adverse effect on our business, financial condition or results of operations.

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

A small portion of our existing investment portfolio was not selected by the investment team of TTG Advisers.

As of October 31, 2017, 1.3% of the Company’s assets consisted of Legacy Investments.  These investments were made pursuant to the Company’s prior investment objective of seeking long-term capital appreciation from venture capital investments in information technology companies. Until a “liquidity event” occurs, i.e., a sale, public offering or merger, these Legacy Investments will remain in the Company’s portfolio.

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

Our officers and directors, and members of the TTG Advisers investment team, may serve other entities, including the PE Fund and Series A of Public Pension Capital, LLC (the “PPC Fund”) and others that operate in the same or similar lines of business as we do. Accordingly, they may have obligations to those entities, the fulfillment of which might not be in the best interests of us or our shareholders. It is possible that new investment opportunities that meet our investment objective may come to the attention of one of the management team members or our officers or directors in his or her role as an officer or director of another entity or as an investment professional associated with that entity, and, if so, such opportunity might not be offered, or otherwise made available, to us.

Additionally, as an investment adviser, TTG Advisers has a fiduciary obligation to act in the best interests of its clients, including us.  To that end, if TTG Advisers manages any additional investment vehicles or client accounts (which includes its current management of the PE Fund and PPC Fund), TTG Advisers will endeavor to allocate investment opportunities in a fair and equitable manner.  When the investment professionals of TTG Advisers identify an investment, they will have to choose which investment fund should make the investment.  As a result, there may be times when the management team of TTG Advisers has interests that differ from those of our shareholders, giving rise to a conflict.  In an effort to mitigate situations that give rise to such conflicts, TTG Advisers adheres to a policy (which was approved by our Board of Directors) relating to allocation of investment opportunities, which generally requires, among other things, that TTG Advisers continue to offer the Company MVC Targeted Investments that are not Non-Diversified Investments.  For more information on the allocation policy, please see “Our Investment Strategy — Allocation of Investment Opportunities” above.

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

Our investment strategy contemplates investments in mezzanine and other debt securities of privately held companies. “Mezzanine” investments typically are structured as subordinated loans (with or without warrants) that carry a fixed rate of interest. We may also make senior secured and other types of loans or debt or similar income producing investments. Our debt or similar income producing investments are not, and typically will not be, rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade quality (rated lower than “Baa3” by Moody’s or lower than “BBB-” by Standard & Poor’s, commonly referred to as “junk bonds”). Loans of below investment grade quality have predominantly speculative characteristics with respect to the borrower’s capacity to pay interest and repay principal. Our debt investments in portfolio companies may thus result in a high level of risk and volatility and/or loss of principal.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of portfolio companies and/or in a limited number of industries.  For example, as of October 31, 2017, the fair value of our largest investment, Crius, including its wholly-owned indirect subsidiary, U.S. Gas (collectively, “Crius”) comprised 22.0% of our net assets.  Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may continue to be significantly represented among our investments.  To the extent that we have large positions in the securities of a small number of portfolio companies, we are subject to an increased risk of significant loss should the performance or financial condition of these portfolio companies or their respective industries deteriorate.  We may also be more susceptible to any single economic or regulatory occurrence as a result of holding large positions in a small number of portfolio companies.  See the risk factor below regarding the industry in which U.S. Gas operates.

We are particularly exposed to the risks of the energy services industry.

We presently have a significant investment in Crius.  As a result, the Company is particularly subject to the risks impacting the energy services industry.  Crius’s operating results may fluctuate on a seasonal or quarterly basis and with general economic conditions. Weather conditions and other natural phenomena can also have an adverse impact on earnings and cash flows.  Unusually mild weather in the future could diminish Crius’s results of operations and harm its financial condition. Crius enters into contracts to purchase and sell electricity and natural gas as part of its operations. With respect to such transactions, the rate of return on its capital investments is not determined through mandated rates, and its revenues and results of operations are likely to depend, in large part, upon prevailing market prices for power in its regional markets and other competitive markets. These market prices can fluctuate substantially over relatively short periods of time.  Trading margins may erode as markets mature and there may be diminished opportunities for gain should volatility decline. Fuel prices may also be volatile, and the price Crius can obtain for power sales may not change at the same rate as changes in fuel costs. These factors could reduce Crius’s margins and therefore diminish its revenues and results of operations.

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

When we are a debt or minority equity investor in a portfolio company, we may not be in a position to control or influence the entity, and management of the company may make decisions that could decrease the value of our portfolio holdings.

We currently have, and anticipate making debt and minority equity investments; therefore, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and the shareholders and management of such company may take risks or otherwise act in ways that do not serve our interests. Due to the lack of liquidity in the markets for our investments in privately held companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

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

Our investments in private equity funds, including the PE Fund, are subject to substantial risk, including a loss of investment.

The PE Fund is not, and other private equity funds in which the Company may invest, will not be registered as an investment company under the 1940 Act. Therefore, with respect to its investments in such funds, the Company will not have the benefit of the protections afforded by the 1940 Act to investors in registered investment companies, such as the limitations applicable to the use of leverage and the requirements concerning custody of assets, composition of boards of directors and approvals of investment advisory arrangements. Additionally, the interests in the PE Fund are privately placed and are not registered under the Securities Act, and the PE Fund is not a reporting company under the 1934 Act. Accordingly, the amount of information available to investors about the PE Fund will be limited.

Investment in a private equity fund involves the same types of risks associated with an investment in any operating company. However, the investments made by private equity funds will entail a high degree of risk and in most cases be highly illiquid and difficult to value since no ready market typically exists for the securities of companies held in a private equity fund’s portfolio. (See “Significant Accounting Policies — Valuation of Investments,” which discusses our valuation policy respecting our interest in the PE Fund.)  Investing in private equity investments is intended for long-term investment by investors who can accept the risks associated with making highly speculative, primarily illiquid investments in privately negotiated transactions, and who can bear the risk of loss of their investment. Attractive investment opportunities in private equity may occur only periodically, if at all. Furthermore, private equity has generally been dependent on the availability of debt or equity financing to fund the acquisitions of their investments. Due to recent market conditions, however, the availability of such financing has been reduced dramatically, limiting the ability of private equity to obtain the required financing.

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

Item 4.                                       MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.                                       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s shares of common stock began to trade on the NYSE on June 26, 2000, under the symbol “MVC.” The Company had 4,690 shareholders on December 15, 2017.

The following table reflects, for the periods indicated, the high and low closing prices per share of the Company’s common stock on the NYSE, by quarter.

	QUARTER ENDED	HIGH	LOW
FISCAL YEAR 2017
	10/31/17	$10.80	$9.82
	07/31/17	$10.40	$8.65
	04/30/17	$9.06	$8.47
	01/31/17	$8.80	$8.24
FISCAL YEAR 2016
	10/31/16	$8.71	$7.95
	07/31/16	$8.37	$7.14
	04/30/16	$7.72	$6.85
	01/31/16	$8.49	$6.82

PERFORMANCE GRAPH

This graph compares the return on our common stock with that of the Standard & Poor’s (“S&P”) 500 Stock Index and the Russell 2000 Financial Index for the fiscal years 2012 through 2017.  The graph assumes that, on October 31, 2012, a person invested $10,000 in each of our common stock, the S&P 500 Stock Index, and the Russell 2000 Financial Index.  The graph measures total shareholder return, which takes into account both changes in stock price and dividends.  It assumes that dividends paid are reinvested in additional shares of our common stock.  Past performance is no guarantee of future results.

Shareholder Return Performance Graph
Five-Year Cumulative Total Return1

(Through October 31, 2017)

1 Total Return includes reinvestment of dividends through October 31, 2017.  Past performance is no guarantee of future results.

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

On October 10, 2017, the Board detailed its unanimously approved plan to increase shareholder value through, among other things, continued implementation of the Yield-Focused Strategy and increasing the quarterly dividend to $0.15 per share from $0.135 per share.

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

We may terminate the Plan upon providing written notice to each shareholder participating in the Plan at least 60 days prior to the effective date of such termination. We may also materially amend the Plan at any time upon providing written notice to shareholders participating in the Plan at least 30 days prior to such amendment (except when necessary or appropriate to comply with applicable law or rules and policies of the SEC or other regulatory authority). You may withdraw from the Plan upon providing notice to the Plan Agent. You may obtain additional information about the Plan from the Plan Agent.  Below is a description of our dividends declared during fiscal years 2016 and 2017:

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

For the Quarter Ended October 31, 2017

On October 10, 2017, the Company’s Board of Directors declared a dividend of $0.15 per share.  The dividend was paid on October 31, 2017 to shareholders of record on October 24, 2017 and totaled approximately $3.2 million.

During the quarter ended October 31, 2017, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 7,611 shares of our common stock at an average price of $10.80, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

The Company designated 56.50% of dividends declared and paid during the fiscal year ended October 31, 2017 from net operating income as qualified dividend income under the Jobs Growth and Tax Relief Reconciliation Act of 2003.

Corporate shareholders may be eligible for a dividend received deduction for certain ordinary income distributions paid by the Company. The Company designated 54.11% of dividends declared and paid during the fiscal year ended October 31, 2017 from net operating income as qualifying for the dividends received deduction.  The information necessary to prepare and complete shareholder’s tax returns for the 2017 calendar year will be reported separately on form 1099-DIV, if applicable, in February 2018.

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

PURCHASES OF COMMON STOCK

In fiscal 2017, as part of the Plan, we directed the Plan Agent to purchase a total of 29,335 shares of our common stock for an aggregate amount of $283,120 in the open market in order to satisfy the reinvestment portion of our dividends.  The following chart outlines purchases of our common stock during fiscal 2017.

	Total Number of Shares	Average Price paid Per Share
Quarter Ended	Purchased	Including Commission

10/31/2017	7,611	$10.80
7/31/2017	6,597	$10.32
4/30/2017	7,451	$9.01
1/31/2017	7,676	$8.56

SHARE REPURCHASE PROGRAM

On April 3, 2013, the Company’s Board of Directors authorized an expanded share repurchase program to opportunistically buy back shares in the market in an effort to narrow the market discount of its shares.  The previously authorized $5 million limit has been eliminated.  Under the repurchase program, shares may be repurchased from time to time at prevailing market prices. The repurchase program does not obligate the Company to acquire any specific number of shares and may be discontinued at any time.  The following table represents open-market purchases made under our stock repurchase program for the fiscal years ended October 31, 2013 through fiscal year ended October 31, 2017.  There were no open-market repurchases made during the fiscal year ended October 31, 2017.

Period *	Total Number of Shares Purchased	Average Price Paid per Share including commission	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Purchased Under the Program
For the Year Ended October 31, 2013	1,299,294	$12.83	1,299,294	$16,673,207
For the Year Ended October 31, 2014	310,706	$13.24	1,610,000	$4,114,967
For the Year Ended October 31, 2015	—	—	1,610,000	—
For the Year Ended October 31, 2016	146,409	$8.31	1,756,409	$1,216,746
For the Year Ended October 31, 2017	—	—	—	—
Total	1,756,409	$12.53	1,756,409	$22,004,920

*Disclosure covering repurchases will be made through quarterly and annual reports filed with the SEC going forward.  MVC Capital’s website will no longer contain the monthly repurchase information.

TENDER OFFERS

On July 21, 2017, the Company commenced a modified “Dutch Auction” tender offer (the “Tender Offer”) to purchase up to $15 million of its common stock at a price per share not less than $10.00 and not greater than $11.00 in $0.20 increments. The Company’s Tender Offer expired at 5:00 p.m., New York City time, on August 18, 2017. A total of 3,634,597 shares of the Company’s common stock were properly tendered and not properly withdrawn at or below a purchase price of $10.40 per share. In accordance with the terms and conditions of the Tender Offer, the Company accepted for payment, on a pro rata basis, at a purchase price of $10.40, 1,442,307 shares properly tendered at or below the purchase price and not properly withdrawn before the expiration date, at an aggregate cost of approximately $15.0 million, excluding fees and expenses relating to the Tender Offer.

On October 23, 2017, the Company’s Board of Directors authorized a modified “Dutch Auction” tender offer to commence on November 22, 2017 to purchase up to $25 million of its common stock.  The offer price per share will be determined prior to commencement of the offer based upon market and other factors. See “Subsequent Events” for more information.

Item 6.         SELECTED CONSOLIDATED FINANCIAL DATA

Financial information for the fiscal years ended October 31, 2017, 2016, 2015, 2014 and 2013 are derived from the consolidated financial statements.  Quarterly financial information is derived from unaudited financial data, but in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments), which are necessary to present fairly the results for such interim periods.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

Selected Consolidated Financial Data

	Year Ended October 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$17,273	$32,698	$20,402	$15,311	$19,621
Fee income	1,683	3,255	2,048	1,562	2,853
Fee income - asset management	1,138	1,414	1,249	1,910	1,795
Other income	10	—	—	1,033	493

Total operating income	20,104	37,367	23,699	19,816	24,762

Expenses:
Management fee	6,238	7,590	7,845	8,681	7,833
Portfolio fees - asset management	609	741	767	986	418
Management fee - asset management	245	319	160	354	929
Administrative	4,433	4,253	5,305	3,672	3,712
Interest and other borrowing costs	10,288	10,212	10,230	9,442	6,724
Net Incentive compensation (Note 5)	5,598	(2,030)	(9,757)	(4,750)	3,828

Total operating expenses	27,411	21,085	14,550	18,385	23,444

Expense waiver by Advisor	(150)	(150)	(150)	(150)	(150)
Voluntary management fee waiver by Advisor	(1,560)	(1,897)	—	—	—
Voluntary incentive fee waiver by Advisor	—	(1,000)	—	—	—
Total waiver by adviser	(1,710)	(3,047)	(150)	(150)	(150)

Total net operating expenses	25,701	18,038	14,400	18,235	23,294

Net operating (loss) income before taxes	(5,597)	19,329	9,299	1,581	1,468

Tax expense, net	2	2	2	2	4

Net operating (loss) income	(5,599)	19,327	9,297	1,579	1,464

Net realized and unrealized (loss) gain:
Net realized gain (loss) on investments	89,896	(45,157)	3,700	16,520	43,665
Net unrealized (depreciation) appreciation on investments	(56,973)	28,628	(50,557)	(37,941)	(25,860)

Net realized and unrealized gain (loss) on investments	32,923	(16,529)	(46,857)	(21,421)	17,805

Net increase (decrease) in net assets resulting from operations	$27,324	$2,798	$(37,560)	$(19,842)	$19,269

Per Share:
Net increase (decrease) in net assets per share resulting from operations	$1.22	$0.12	$(1.66)	$(0.88)	$0.82
Dividends per share	$0.555	$0.710	$0.540	$0.540	$0.540
Balance Sheet Data:
Portfolio at value	$292,525	$360,120	$400,876	$447,630	$417,921
Portfolio at cost	363,218	374,712	443,717	439,970	371,932
Total assets	403,409	434,491	516,842	577,713	564,450
Shareholders’ equity	279,489	279,558	294,076	343,903	376,086
Shareholders’ equity per share (net asset value)	$13.24	$12.39	$12.95	$15.15	$16.63
Common shares outstanding at period end	21,114	22,556	22,703	22,703	22,618
Other Data:
Number of Investments funded in period	7	15	13	24	15
Investments funded ($) in period	$12,650	$43,968	$62,591	$103,671	$95,701
Repayment/sales in period	116,012	75,105	65,247	62,508	103,069
Net investment activity in period	(103,362)	(31,137)	(2,656)	41,163	(7,368)

	2017				2016				2015
	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):

Total operating income	$5,490	$7,305	$3,929	$3,380	$5,417	$8,005	$15,855	$8,090	$6,046	$7,524	$5,273	$4,856

Management fee	1,335	1,393	1,696	1,814	1,721	1,932	1,958	1,979	1,900	1,899	2,066	1,980
Portfolio fees - asset management	148	146	138	177	183	185	186	187	187	189	187	204
Management fee - asset management	67	67	49	62	72	60	86	101	85	77	(18)	16
Administrative	983	804	1,172	1,474	802	1,319	1,174	958	1,685	1,136	1,325	1,159
Interest, fees and other borrowing costs	2,495	2,649	2,606	2,538	2,598	2,488	2,497	2,629	2,532	2,627	2,616	2,455
Net Incentive compensation	(1,224)	5,077	985	760	577	(1,512)	1,135	(2,230)	(771)	(3,404)	(3,462)	(2,120)
Total waiver by adviser	(372)	(386)	(461)	(491)	(467)	(521)	(1,527)	(532)	(37)	(38)	(37)	(38)
Tax expense	1	—	—	1	1	—	1	—	—	1	1	—
Net operating income (loss) before net realized and unrealized gains	2,057	(2,445)	(2,256)	(2,955)	(70)	4,054	10,345	4,998	465	5,037	2,595	1,200
Net (decrease) increase in net assets resulting from operations	$(4,028)	$23,906	$3,069	$4,377	$5,279	$(3,536)	$6,046	$(4,991)	$(2,045)	$(13,959)	$(11,813)	$(9,743)
Net (decrease) increase in net assets resulting from operations per share	$(0.17)	$1.06	$0.14	$0.19	$0.23	$(0.16)	$0.26	$(0.21)	$(0.10)	$(0.61)	$(0.52)	$(0.43)
Net asset value per share	$13.24	$13.38	$12.45	$12.45	$12.39	$12.27	$12.56	$12.43	$12.95	$13.18	$13.93	$14.58

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

The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests and other private equity transactions, among other investments. During the fiscal year ended October 31, 2016, the Company made six new and 9 follow-on investments in 6 existing portfolio companies totaling approximately $44.2 million.  During the fiscal year ended October 31, 2017, the Company made one new and 6 follow-on investments in 4 existing portfolio companies totaling approximately $7.5 million.

Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of October 31, 2017, 1.3% of the current fair value of our assets consisted of Legacy Investments. We are, however, managing these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

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

We may also seek to achieve our investment objective by establishing a subsidiary or subsidiaries that would serve as general partner to a private equity or other investment fund(s).  In fact, during fiscal year 2006, we established MVC Partners for this purpose.  Furthermore, the Board of Directors authorized the establishment of a PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as the GP and which may raise up to $250 million.  On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund.  The PE Fund closed on approximately $104 million of capital commitments.  The Company’s Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company’s ability to make Non-Diversified Investments through the PE Fund. As previously disclosed, the Company is restricted in its ability to make Non-Diversified Investments.  For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25% of all management fees and other fees paid by the PE Fund and its portfolio companies and up to 30% of the carried interest generated by the PE Fund.  Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund.  In exchange for providing those services, and pursuant to the Board of Directors’ authorization and direction, TTG Advisers is entitled to receive the balance of the fees and any carried interest generated by the PE Fund and its portfolio companies.  Given this separate arrangement with the GP and the PE Fund, under the terms of the Company’s Advisory Agreement with TTG Advisers, TTG Advisers is not entitled to receive from the Company a management fee or an incentive fee on assets of the Company that are invested in the PE Fund. During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  Previously, MVC Partners was presented as a portfolio company on the Schedule of Investments.  The consolidation of MVC Partners has not had any material effect on the financial position or net results of operations of the Company.  Also, during fiscal year ended October 31, 2014, MVC Turf, Inc. (“MVC Turf”) was consolidated with the Company as MVC Turf was an MVC wholly-owned holding company.  The consolidation of MVC Turf did not have a material effect on the financial position or net results of operations of the Company.  On March 7, 2017, the Company exchanged its shares of MVC Turf for approximately $3.8 million of additional subordinated debt in Turf Products.  MVC Turf is no longer consolidated with the Company.  Please see Note 2 of our consolidated financial statements “Consolidation” for more information.

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

OPERATING INCOME

For the Fiscal Years Ended October 31, 2017, 2016 and 2015. Total operating income was $20.1 million for the fiscal year ended October 31, 2017 and $37.4 million for the fiscal year ended October 31, 2016, a decrease of approximately $17.3 million.  Fiscal year 2016 operating income increased by approximately $13.7 million compared to Fiscal year 2015 operating income of $23.7 million.

For the Fiscal Year Ended October 31, 2017

Total operating income was $20.1 million for the fiscal year ended October 31, 2017. The decrease in operating income over the same period last year was primarily due to the decrease in dividend income and the decrease in interest earned on loans and fee income from the Company’s portfolio companies.  The Company earned approximately $17.3 million in interest and dividend income from investments in portfolio companies.  Of the $17.3 million recorded in interest/dividend income, approximately $700,000 was dividend income and $2.2 million was “payment in kind” interest.  The “payment in kind” is computed at the contractual rate specified in each investment agreement and may be added to the principal balance of each investment. The Company’s debt investments yielded annualized rates from 5.0% to 16.0%.  The Company also received fee income from asset management of the PE Fund and its portfolio companies totaling approximately $1.1 million and fee income from the Company’s portfolio companies of approximately $1.7 million, totaling approximately $2.8 million in fee income.  Of the $1.1 million of fee income from asset management activities, 75% of the income is obligated to be paid to TTG Advisers.  However, under the PE Fund’s agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

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

OPERATING EXPENSES

For the Fiscal Years Ended October 31, 2017, 2016 and 2015.  Net Operating expenses were $25.7 million for the fiscal year ended October 31, 2017 and $18.0 million for the fiscal year ended October 31, 2016, an increase of $7.7million.  Fiscal year 2016 operating expenses increased by approximately $3.6 million compared to fiscal year 2015 operating expenses of $14.4 million.

For the Fiscal Year Ended October 31, 2017

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $25.7 million or 9.03% of the Company’s average net assets for the fiscal year ended October 31, 2017.  Significant components of operating expenses for the fiscal year ended October 31, 2017 were interest and other borrowing costs of approximately $10.3 million, net incentive compensation expense of approximately $5.6 million and management fee expense paid by the Company of approximately $4.7 million, which is net of the voluntary management fee waiver of approximately $1.6 million.

The approximately $7.7 million increase in the Company’s net operating expenses for the fiscal year ended October 31, 2017 compared to the same period in 2016, was primarily due to the approximately $8.6 million increase in the estimated provision for incentive compensation expense, which takes into account the $1.0 million incentive fee waiver in 2016 and was partially offset by a decrease in management fee expense paid by the Company of approximately $1.0 million, including the voluntary management fee waiver.  The portfolio fees - asset management are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  On October 31, 2017, the Board approved the renewal of the Advisory Agreement for the 2018 fiscal year. In March 2016, the Adviser agreed to modify its prior agreement to waive, effective November 1, 2015, the first $1.0 million of capital gains incentive fee due under the Advisory Agreement, such that the $1.0 million waiver of incentive fee would be applied to any incentive fee due under the agreement, whether it is a capital gains incentive fee or net operating income incentive fee.  As such, a $1.0 million incentive fee waiver was recorded during the quarter ended April 30, 2016 resulting in a net $1.1 million provision being recorded for the net operating income portion of the incentive fee.  During the fiscal year ended October 31, 2017, the Company paid the Adviser the previously accrued $1.1 million incentive fee payment related to the net operating income for the quarter ended April 30, 2016.  The Company and the Adviser, similar to fiscal year 2016, agreed on an expense cap for fiscal 2017 of 3.25% under the Modified Methodology.  For fiscal year 2018, the Adviser has agreed to continue the 3.25% expense cap under the Modified Methodology.  The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2010 through 2017, TTG Advisers voluntarily agreed to extend the Voluntary Waiver.  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  As of October 31, 2017, the Company did not have an investment in an exchange traded fund.  Under the Modified Methodology, for the fiscal year ended October 31, 2017, the Company’s expense ratio was 2.93%, (taking into account the same carve outs as those applicable to the expense cap).  In addition, the Adviser has agreed, effective November 1, 2017, to a revised management fee structure that ties management fees to the NAV discount2 as follows: (A) If the Company’s NAV discount is greater than 20%, the management fee for the current quarter is reduced to 1.25%; (B) If the NAV discount is between 10% and 20%, the management fee will be 1.50%; and (C) If the NAV discount is less than 10% or eliminated, the 1.50% management fee would be re-examined, but in no event would it exceed 1.75%.

Pursuant to the terms of the Advisory Agreement, during the fiscal year ended October 31, 2017, the provision for incentive compensation was increased by a net amount of approximately $4.5 million to approximately $6.4 million, including both the pre-incentive fee net operating income and the capital gains incentive fee.  The net increase in the provision for incentive compensation during the fiscal year ended October 31, 2017, primarily reflects the realized gain from the sale of U.S. Gas above the October 31, 2016 fair value and the Valuation Committee’s determination to increase the fair values of twelve of the Company’s portfolio investments (Advantage, Centile, Custom Alloy, Dukane, JSC Tekers, Legal Solutions, Morey’s, MVC Automotive, Pride, Quantum, U.S. Tech and Equus) by a total of approximately $14.1 million. The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of eleven of the Company’s portfolio investments (BAC, HTI, Initials, MVC Environmental, RuMe, Turf, SCSD, Vestal, Security Holdings, SGDA Europe and Crius) by a total of approximately $14.5 million.  Also, for the quarter ended October 31, 2017, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income for the quarter did not exceed the hurdle rate.  On July 5, 2017 and as discussed in “Realized Gains and Losses on Portfolio Securities,” the Company realized a gain of $115.9 million from the sale of U.S. Gas (the U.S. Gas Sale”). Under the Advisory Agreement, this transaction triggered an incentive compensation payment obligation to TTG Advisers, which payment, under the Advisory Agreement, is not required to be made until soon after the completion of the audit of the fiscal 2017 financials in this Report. The fiscal 2017 incentive fee payment obligation to TTG Advisers is approximately $4.4 million. The Adviser has voluntarily agreed to defer the timing for collection of the portion of this payment obligation attributable to the portions of the proceeds of the U.S. Gas Sale not represented by cash proceeds (the “Deferred Portion”).  There has not been a definitive determination as to the timing of the ultimate collection of the Deferred Portion.  Please see Note 5 of our consolidated financial statements “Incentive Compensation” for more information.

For the Fiscal Year Ended October 31, 2016

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $18.0 million or 6.35% of the Company’s average net assets for the fiscal year ended October 31,

2  All NAV discount calculations are arrived at by taking the average daily discount to NAV for a quarter (i.e., the discount to the most recently determined NAV per share at which the Company stock price closes on any given day for the quarter based on the prior fiscal quarter’s NAV per share).

2016.  Significant components of operating expenses for the fiscal year ended October 31, 2016 were interest and other borrowing costs of approximately $10.2 million and management fee expense paid by the Company of approximately $5.7 million, which is net of the voluntary management fee waiver of approximately $1.9 million.

The approximately $3.6 million increase in the Company’s net operating expenses for the fiscal year ended October 31, 2016 compared to the same period in 2015, was primarily due to the approximately $6.7 million increase in the estimated provision for incentive compensation expense, including a $1.0 million incentive fee waiver for the fiscal year ended October 31, 2016, which was partially offset by an approximately $2.2 million decrease in management fee expense that included a voluntary management fee waiver of approximately $1.9 million.  The approximately $1.0 million decrease in audit and tax preparation fees for the fiscal year ended October 31, 2016 compared to the same period in 2015 was due to the delay in filing both the Annual Report on Form 10-K for the fiscal year ended October 31, 2015 and the Quarterly Report for the period ended January 31, 2016 and the timing of the work performed by the Company’s auditors during the fiscal year ended October 31, 2016.  The portfolio fees - asset management are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  On October 28, 2016, the Board approved the renewal of the Advisory Agreement for the 2017 fiscal year. Further, the Adviser agreed to continue to waive a portion of the base management fee so that it is reduced to 1.50% for fiscal year 2017.  In March 2016, the Adviser agreed to modify its prior agreement to waive, effective November 1, 2015, the first $1.0 million of capital gains incentive fee due under the Advisory Agreement, such that the $1.0 million waiver of incentive fee would be applied to any incentive fee due under the agreement, whether it is a capital gains incentive fee or net operating income incentive fee.  Furthermore, the Company and the Adviser, similar to fiscal year 2016, agreed on an expense cap for fiscal 2017 of 3.25% under the Modified Methodology.  The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2010 through 2016, TTG Advisers voluntarily agreed to extend the Voluntary Waiver.  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  As of October 31, 2016, the Company did not have an investment in an exchange traded fund.  Under the Modified Methodology, for the fiscal year ended October 31, 2016, the Company’s expense ratio was 2.47%, (taking into account the same carve outs as those applicable to the expense cap).

Pursuant to the terms of the Advisory Agreement, during the fiscal year ended October 31, 2016, the provision for incentive compensation was decreased by a net amount of approximately $3.0 million to approximately $1.9 million, including both the net operating income portion of the incentive fee and the capital gains portion of the incentive fee.  The net decrease in the provision for incentive compensation during the fiscal year ended October 31, 2016 primarily reflects the Valuation Committee’s determination to decrease the fair values of sixteen of the Company’s portfolio investments (Custom Alloy, MVC Automotive, Security Holdings, SGDA Europe, Tekers, Turf, JSC Tekers, RuMe, BAC, Biogenics, Morey’s, Ohio Medical, Equus, Legal Solutions, MVC Environmental and Initials) by a total of approximately $32.0 million.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of ten of the Company’s portfolio investments (NPWT, Centile, SCSD, Agri-Carriers, RX, U.S. Gas, Advantage, Thunderdome, U.S. Tech and Vestal) by a total of approximately $8.5 million.  For the fiscal year ended October 31, 2016, no incentive compensation was paid.  For the quarter ended April 30, 2016, a $2.1 million provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income exceeded the hurdle rate.  A $1.0 million incentive fee waiver was recorded during the quarter ended April 30, 2016 resulting in a net $1.1 million provision being recorded for the net operating income portion of the incentive fee.  For the quarter ended October 31, 2016, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income for the quarter did not exceed the hurdle rate.  Please see Note 5 of our consolidated financial statements “Incentive Compensation” for more information.

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

The approximately $3.8 million decrease in the Company’s net operating expenses for the fiscal year ended October 31, 2015 compared to the same period in 2014, was primarily due to the approximately $5.0 million decrease in the estimated provision for incentive compensation expense and approximately $836,000 decrease in management fees, which was partially offset by an increase in interest and other borrowing costs of approximately $788,000 and an increase in audit and tax preparation fees, which was due to the fiscal year 2014 restatements and related expenses, totaling $836,000.  The portfolio fees - asset management are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  For the 2015 fiscal year, TTG Advisers voluntarily agreed to extend the Voluntary Waiver.  TTG Advisers voluntarily agreed that any assets of the Company that were invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  TTG Advisers has voluntarily agreed to waive any management fees on the Company’s assets invested in Equus common stock.  The Company and the Adviser have agreed to continue the expense cap of 3.5% (on consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation, payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund and extraordinary expenses taken as a percentage of the Company’s average net assets)  into fiscal year 2015, though they modified the methodology so that the cap is applied to limit the Company’s ratio of expenses to total assets less cash (the “Modified Methodology”), consistent with the asset level used to calculate the base management fee. (The expenses covered by the cap remain unchanged.)  Under the Modified Methodology, for the fiscal year ended October 31, 2015, the Company’s expense ratio was 3.21% (taking into account the same carve outs as those applicable to the expense cap).

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

REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES

For the Fiscal Years Ended October 31, 2017, 2016 and 2015. Net realized gains for the fiscal year ended October 31, 2017 were approximately $89.9 million and net realized losses for the fiscal year ended October 31, 2016 were $45.2 million, an increase of approximately $135.1 million.  Net realized gains for the fiscal year ended October 31, 2015 were $3.7 million.

For the Year Ended October 31, 2017

Net realized gains for the fiscal year ended October 31, 2017 were approximately $89.9 million.  The Company’s net realized gains for the fiscal year ended October 31, 2017 were primarily due to realized gains of approximately $115.9 million from the sale of U.S. Gas and approximately $10.2 million on the sale of AccuMed Corp., a portfolio company of the PE Fund, which were partially offset by realized losses of $27.5 million from the SGDA Europe conversion and the sale of two legacy investments, Actelis Network, Inc. (“Actelis”) and Mainstream Data Inc. (“Mainstream”), totaling $8.7 million.

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

On July 5, 2017, the Company received gross consideration for its investment in U.S. Gas valued at approximately $127.4 million, including approximately $11.0 million for the repayment of its two outstanding loans from the Company. The fair value of the consideration received by the Company for its equity investment in U.S. Gas was $116.4 million. As a result of the gross consideration received, the Company realized a gain of approximately $115.9 million. The $116.4 million was comprised of: (i) cash of approximately $50.0 million; (ii) 9.5% second-lien callable notes due in July 2025 with a face amount of approximately $40.5 million (before certain post-closing and indemnification adjustments, if any); and (iii) 3,282,982 Crius trust units valued at approximately $25.9 million on the date of closing.

On August 29, 2017, the Company realized a loss of approximately $5.0 million on the sale of the Actelis common stock back to the company.

On September 19, 2017, Quantum repaid its loan in full, including all accrued interest.  At the same time, the Company sold the Quantum warrant resulting in a realized gain of approximately $540,000.

On September 29, 2017, the Company realized a loss of approximately $3.7 million on the sale of Mainstream common stock back to the company.

On October 18, 2017, the Company realized a loss of approximately $785,000 on the sale of the BAC common stock.

On October 26, 2017, the Company exchanged its common equity interest in SGDA Europe for a $1.2 million first lien note, resulting in a realized loss of approximately $27.5 million.

During the fiscal year ended October 31, 2017, the Company recorded net realized gains of approximately $230,000 from the sale of certain short-term investments and approximately $1.3 million from its escrow receivables.

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

UNREALIZED APPRECIATION AND DEPRECIATION ON PORTFOLIO SECURITIES

For the Fiscal Years Ended October 31, 2017, 2016 and 2015. The Company had a net change in unrealized depreciation on portfolio investments of $57.0 million for the fiscal year ended October 31, 2017 and unrealized appreciation of $28.6 million for the fiscal year ended October 31, 2016, a decrease of approximately $85.6 million.  The Company had a net change in unrealized depreciation on portfolio investments of $50.6 million for the fiscal year ended October 31, 2015.

For the Fiscal Year Ended October 31, 2017

The Company had a net change in unrealized depreciation on portfolio investments of approximately $57.0 million for the fiscal year ended October 31, 2017.  The primary components of the net change in unrealized depreciation for the fiscal year ended October 31, 2017 were the reversal of the unrealized appreciation on the U.S. Gas convertible series I preferred stock of approximately $88.9 million (due to the sale of U.S. Gas), the general partnership interest and limited partnership interest in the PE Fund by a total of approximately $6.5 million, the Turf equity interest of approximately $456,000 and the Vestal common stock and warrant totaling approximately $750,000. These reversals were partially offset by the reversal of the unrealized depreciation on the Tekers common stock and loan of approximately $2.3 million, the Biogenic loan and warrant totaling approximately $1.3 million, the Actelis common stock of $5.0 million, the Mainstream common stock of approximately $3.8 million and the SGDA Europe common equity interest by approximately $27.7 million.  The net change is also a result of the Valuation Committee determination to decrease the fair value of the Company’s investments in: BAC common stock by approximately $55,000, Foliofn preferred stock by $533,000, HTI loan by approximately $112,000, Initials loan by approximately $444,000, MVC Environmental common stock by approximately $1.7 million, loan by approximately $2.0 million and letter of credit by approximately 9,000, RuMe series C preferred stock by approximately $619,000, common stock by approximately $137,000, series B-1 preferred stock by approximately $9,000 and letter of credit by approximately $345,000, Security Holdings equity interest by approximately $3.0 million, Turf loan by approximately $14,000, SCSD common stock by $1.1 million, Vestal loan by approximately $57,000, common stock by approximately $54,000 and warrant by approximately $62,000, SGDA Europe common equity interest by approximately $431,000 and the Crius equity units by approximately $4.8 million.  These changes in unrealized depreciation were partially off-set by the Valuation Committee determination to increase the fair value of the Company’s investments in: Advantage preferred stock by approximately $592,000, Centile equity interest by $1.4 million, Custom Alloy second lien and unsecured loans by a total of approximately $732,000, Dukane loan by approximately $73,000, JSC Tekers preferred stock by approximately $466,000, Legal Solutions loan by approximately $244,000, Morey’s loan by approximately $2.7 million, MVC Automotive equity interest by approximately $3.9 million, Pride loan by approximately $51,000, Quantum loan by approximately $323,000 and warrant by approximately $1.0 million, U.S. Tech loan by $5,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.7 million, RuMe warrants by approximately $348,000 and guarantee by approximately $81,000, Turf guarantee by approximately $3,000 and the Equus common stock by approximately $2.5 million.

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

PORTFOLIO INVESTMENTS

For the Fiscal Year Ended October 31, 2017 and October 31, 2016.  The cost of the portfolio investments held by the Company at October 31, 2017 and at October 31, 2016 was $363.2 million and $374.7 million, respectively, a decrease of $11.5 million.  The aggregate fair value of portfolio investments at October 31, 2017 and at October 31, 2016 was $292.5 million and $360.1 million, respectively, a decrease of approximately $67.6 million.  The cost and fair value of cash, restricted cash and cash equivalents held by the Company at October 31, 2017 and October 31, 2016 was $106.7 million and $21.0 million, respectively, representing an increase of approximately $85.7 million.  The cost and fair value of U.S. Treasury obligations held by the Company at October 31, 2017 was $0 and at October 31, 2016 was $35.0 million, respectively.

For the Fiscal Year Ended October 31, 2017

During the fiscal year ended October 31, 2017, in connection with the sale of U.S. Gas, the Company received securities that totaled approximately $66.4 million (based on values determined as of July 5, 2017).  The securities were received from U.S. Gas ($40.5 million) and Crius ($25.9 million).  The Company also made one new investment in Highpoint ($5.0 million).

During the fiscal year ended October 31, 2017, the Company made 6 follow-on investments in 4 existing portfolio companies that totaled approximately $7.5 million.  On November 9, 2016, the Company invested approximately $59,000 in MVC Environmental and received an additional 30 shares of common stock.  On December 1, 2016, the Company loaned an additional $500,000 to U.S. Tech increasing the total amount outstanding to $5.5 million.  On December 13, 2016, the Company loaned an additional $475,000 to MVC Automotive increasing the amount outstanding on the bridge loan to approximately $3.8 million.  The maturity date was also extended to December 31, 2017.  On April 3, 2017, the Company loaned Security Holdings approximately $4.1 million in the form of a bridge loan with an interest rate of 5% and a maturity date of December 31, 2019.  On May 3, 2017, the Company invested approximately $1.1 million in MVC Automotive for additional common equity and loaned MVC Automotive approximately $1.1 million, increasing the amount outstanding on the bridge loan to approximately $4.9 million.  The maturity date was also extended to June 30, 2018.  On October 2, 2017, the Company loaned Security Holdings an additional $150,000, increasing the amount outstanding on the loan to approximately $4.2 million.

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

On July 5, 2017, the Company received gross consideration for its investment in U.S. Gas valued at approximately $127.4 million, including approximately $11.0 million for the repayment of its two outstanding loans from the Company. The fair value of the consideration received by the Company for its equity investment in U.S. Gas was $116.4 million. As a result of the gross consideration received, the Company realized a gain of approximately $115.9 million. The $116.4 million was comprised of: (i) cash of approximately $50.0 million; (ii) 9.5% second-lien callable notes due in July 2025 with a face amount of approximately $40.5 million (before certain post-closing and indemnification adjustments, if any); and (iii) 3,282,982 Crius trust units valued at approximately $25.9 million on the date of closing. In addition to the approximately $116.4 million proceeds that the Company received from the sale of U.S. Gas to Crius (pre-indemnification and pre- working capital true-up), the Company also received $1.48 million in cash to hold in its capacity as Holder Representative (of the U.S. Gas selling shareholders). This $1.48 million cash received by the Company will be used to pay, over time, for legal costs, potential settlements, true-up payments, etc. on behalf of the U.S. Gas selling shareholders.    Since the Company expects the $1.48 million to be fully used for legal costs, settlements and true-up payments, on behalf of the U.S. Gas selling shareholders, the Company has reserved in full against all proceeds received.  If there are any excess proceeds, once all costs and payments associated with the transaction have been made, the excess proceeds will be split amongst the non-legacy U.S. Gas selling shareholders on a pro-rata basis.

On July 20, 2017, Pride repaid its loan in full totaling approximately $5.1 million, including all accrued interest.

On August 29, 2017, the Company realized a loss of approximately $5.0 million on the sale of the Actelis common stock back to the company.

On September 19, 2017, Quantum repaid its loan in full, including all accrued interest.  At the same time, the Company sold the Quantum warrant resulting in a realized gain of approximately $540,000.

On September 29, 2017, the Company realized a loss of approximately $3.7 million on the sale of Mainstream common stock back to the company.

On October 18, 2017, the Company realized a loss of approximately $785,000 on the sale of the BAC common stock.

On October 26, 2017, the Company exchanged its common equity interest in SGDA Europe for a $1.2 million first lien note, resulting in a realized loss of approximately $27.5 million.

During the fiscal year ended October 31, 2017, Initials made a principal payment of approximately $69,000.

During the fiscal year ended October 31, 2017, the Company recorded a distribution of approximately $330,000 from Security Holdings, which was recorded as a return of capital.

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

During the quarter ended October 31, 2017, the Valuation Committee increased the fair value of the Company’s investments in: Advantage preferred stock by approximately $98,000, Custom Alloy unsecured loan by approximately $189,000 and second lien loan by approximately $807,000,  Centile equity interest by $306,000, HTI loan by approximately $7,000, JSC Tekers preferred stock by approximately $19,000, Legal Solutions loan by approximately $1,000, Turf loan by approximately $71,000, MVC Automotive equity interest by approximately $1.1 million, RuMe warrant by approximately $420,000 and guarantee by approximately $20,000 and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $275,000.  In addition, increases in the cost basis and fair value of the loans to HTI, Legal Solutions, Morey’s, RuMe and Dukane were due to the capitalization of PIK interest totaling $470,290.  The Valuation Committee also decreased the fair value of the Company’s investments in:  Foliofn preferred stock by $241,000, Initials loan by approximately $54,000, RuMe series C preferred stock by approximately $398,000, series B-1 preferred stock by approximately $52,000, common stock by approximately $88,000 and letter of credit by approximately $345,000, Security Holdings equity interest by approximately $3.5 million, MVC Environmental letter of credit by approximately $9,000 and loan by approximately $921,000.

During the fiscal year ended October 31, 2017, the Valuation Committee increased the fair value of the Company’s investments in: Advantage preferred stock by approximately $593,000, Centile equity interest by $1.4 million, Custom Alloy unsecured loan by approximately $876,000, Dukane loan by approximately $73,000, JSC Tekers preferred stock by approximately $466,000, Legal Solutions loan by approximately $244,000, Morey’s loan by approximately $2.7 million, MVC Automotive equity interest by approximately $3.9 million, Pride loan by approximately $51,000, Quantum loan by approximately $323,000 and warrant by approximately $1.0 million, U.S. Tech loan by $5,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.7 million, Turf guarantee by approximately $3,000, RuMe warrants by approximately 348,000 and guarantee by approximately $81,000.  The Valuation Committee also increased the Ohio Medical escrow by approximately $301,000 that was recorded as a realized gain.  In addition, increases in the cost basis and fair value of the loans to Vestal, HTI, Legal Solutions, MVC Environmental, FDS, RuMe, Dukane and U.S. Gas were due to the capitalization of PIK interest totaling $1,875,578.  The Valuation Committee also decreased the fair value of the Company’s investments in: BAC common stock by approximately $55,000, Custom Alloy second lien loan by approximately $144,000, Foliofn preferred stock by $533,000, Initials loan by approximately $444,000, MVC Environmental common stock by approximately $1.7 million, loan by approximately $2.0 million and letter of credit by approximately $9,000, RuMe series B-1 preferred stock by approximately $9,000, series C preferred stock by approximately $619,000, common stock by approximately $137,000 and letter of credit by approximately $345,000, Turf loan by approximately $14,000, HTI loan by approximately $112,000, SCSD common stock by $1.1 million, Vestal loan by approximately $57,000, common stock by approximately $54,000 and warrant by approximately $62,000, Security Holdings equity interest by approximately $3.0 million and the SGDA Europe common equity interest by approximately $431,000.

At October 31, 2017, the fair value of all portfolio investments, exclusive of escrow receivables, was $292.5 million with a cost basis of $363.2 million.  At October 31, 2017, the fair value and cost basis of Legacy Investments was $5.4 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $287.1 million and $348.2 million, respectively.  At October 31, 2016, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $360.1 million with a cost basis of $374.7 million.  At October 31, 2016, the fair value and cost basis of Legacy Investments was $5.9 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $354.2 million and $350.9 million, respectively.

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

Portfolio Companies

During the fiscal year ended October 31, 2017, the Company had investments in the following portfolio companies:

Actelis Networks, Inc.

Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.

At October 31, 2016, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million and a fair value of $0.

On August 29, 2017, the Company realized a loss of approximately $5.0 million on the sale of the Actelis common stock back to the company.

At October 31, 2017, the Company no longer held an investment in Actelis.

Advantage Insurance Inc.

Advantage, Puerto Rico, is a provider of specialty insurance, reinsurance and related services to business owners and high net worth individuals.

At October 31, 2016, the Company’s investment in Advantage consisted of 750,000 shares of preferred stock at a cost basis of $7.5 million and a fair value of approximately $8.3 million.

During the fiscal year ended October 31, 2017, the Valuation Committee increased the fair value of the preferred stock by approximately $593,000.

At October 31, 2017, the Company’s investment in Advantage consisted of 750,000 shares of preferred stock at a cost basis of $7.5 million and a fair value of approximately $8.9 million.

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

At October 31, 2016, the Company’s investment in Biogenic consisted of two senior notes with maturity dates of July 21, 2018 and June 30, 2016, a senior convertible note with a maturity date of July 21, 2018, a senior subordinated note with a maturity date of June 30, 2016 and a warrant.  The notes had an interest rate of 16%.  The loans had a combined outstanding balance and cost basis of approximately $15.9 million and a fair value of approximately $15.1 million.  The warrants had a combined cost basis of approximately $620,000 and a combined fair value of $0.  The Company reserved in full against all of the accrued interest starting April 1, 2016.

On June 8, 2017, the Company received total proceeds of approximately $18.1 million for the repayment of the outstanding Biogenic loans.  The total proceeds included repayment of all outstanding principal and a substantial portion of the unpaid accrued interest related to the loans that were previously reserved against in full beginning on April 1, 2016.  The warrants were also realized as part of this transaction and resulted in a realized loss of approximately $620,000.

At October 31, 2017, the Company no longer held an investment in Biogenics.

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

On October 18, 2017, the Company realized a loss of approximately $785,000 on the sale of the BAC common stock.

During the fiscal year ended October 31, 2017, the Valuation Committee decreased the fair value of the common stock by approximately $55,000.

At October 31, 2017, the Company no longer held an investment in BAC.

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

During the fiscal year ended October 31, 2017, the Valuation Committee increased the fair value of the common equity interest by approximately $1.4 million.

At October 31, 2017, the Company’s investment in Centile consisted of common equity interest at a cost of $3.5 million and a fair value of approximately $6.8 million.

Puneet Sanan, a representative of the Company, serves as a director of Centile.

Crius Energy Trust

Crius, Toronto, Canada, is a leading retail energy marketer.

On May 30, 2017, U.S. Gas entered into a definitive agreement to be acquired by Crius Energy Trust for $172.5 million in a combination of cash, second-lien notes, and Crius trust units.

On July 5, 2017, the Company received gross consideration for its investment in U.S. Gas valued at approximately $127.4 million, including approximately $11.0 million for the repayment of its two outstanding loans from the Company. The fair value of the consideration received by the Company for its equity investment in U.S. Gas was $116.4 million. As a result of the gross consideration received, the Company realized a gain of approximately $115.9 million. The $116.4 million is comprised of: (i) cash of approximately $50.0 million; (ii) 9.5% second-lien callable notes due in July 2025 with a face amount of approximately $40.5 million (before certain post-closing and indemnification adjustments, if any); and (iii) 3,282,982 Crius trust units valued at approximately $25.9 million.

At October 31, 2017, the Company’s investment in Crius consisted of 3,282,982 equity units at a cost of approximately $25.9 million and a fair value of approximately $21.0 million.

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

During the fiscal year ended October 31, 2017, the Valuation Committee decreased the fair value of the second lien loan by approximately $144,000 and increased the fair value of the unsecured subordinated loan by approximately $876,000.

At October 31, 2017, the Company’s investment in Custom Alloy consisted of an unsecured subordinated loan with a cost basis, outstanding balance and a fair value of approximately $3.0 million and a second lien loan with a cost basis and outstanding balance of approximately $24.4 million and a fair value of approximately $18.5 million.  The Company has reserved in full against all of the accrued interest.

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

During the fiscal year ended October 31, 2017, the Valuation Committee increased the fair value of the loan by approximately $73,000.

At October 31, 2017, the Company’s investment in Dukane consisted of a second lien loan with an outstanding amount of approximately $7.3 million, a cost basis of approximately $7.2 million and a fair value of approximately $7.3 million.

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

On April 24, 2017, Equus entered into the Equus Merger Agreement to acquire U.S. Gas.  Subject to closing, the transaction would be effected in two stages.  The first stage consists of Equus’ acquisition of more than 90% of U.S. Gas’ common and convertible preferred stock from the Company and certain other U.S. Gas stockholders in exchange for shares of Equus.  In the second stage, a wholly-owned subsidiary of Equus (formed to hold all such common and convertible preferred stock of U.S. Gas) would be merged with and into U.S. Gas, with U.S. Gas as the surviving corporation and wholly-owned by Equus, which will change its name to U.S. Gas, Inc.  Closing of the transaction is subject to a number of conditions.

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

At October 31, 2017, the Company’s investment in Equus consisted of 4,444,644 shares of common stock with a cost of approximately $10.0 million and a market value of approximately $10.8 million.

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

At October 31, 2017, the Company’s investment in FDS consisted of a senior subordinated loan with an outstanding amount, cost basis and fair value of $2.4 million.

Foliofn, Inc.

Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.

At October 31, 2016, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of approximately $5.9 million.

During the fiscal year ended October 31, 2017, the Valuation Committee decreased the fair value of the preferred stock by $533,000.

At October 31, 2017, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of approximately $5.4 million.

Chris Ferguson, a representative of the Company, serves as a director of Foliofn.

Highpoint Global, LLC

Highpoint, Indianapolis, Indiana, is a government services firm focused on improving interactions between citizens and government organizations, particularly the Center for Medicare and Medicaid Services

On October 19, 2017, the Company loaned Highpoint $5.0 million in the form of a second lien loan with an interest rate of 14% and a maturity date of September 30, 2022.

At October 31, 2017, the Company’s investment in Highpoint consisted of a second lien loan with an outstanding amount of approximately $5.0 million and a cost basis and fair value of approximately $4.9 million.

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

During the fiscal year ended October 31, 2017, the Valuation Committee decreased the fair value of the loan by approximately $112,000.

At October 31, 2017, the Company’s investment in HTI consisted of a second lien loan with an outstanding amount of approximately $9.9 million and a cost basis and fair value of approximately $9.8 million.

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

During the fiscal year ended October 31, 2017, Initials made a principal payment of approximately $69,000.

During the fiscal year ended October 31, 2017, the Valuation Committee decreased the fair value of the loan by approximately $444,000.

At October 31, 2017, the Company’s investment in Initials consisted of a senior subordinated loan with an outstanding amount and cost basis of approximately $4.8 million and a fair value of approximately $4.3 million.

JSC Tekers Holdings

JSC Tekers, Latvia, is an acquisition company focused on real estate management.

At October 31, 2016, the Company’s investment in JSC Tekers consisted of 9,159,085 shares of preferred stock with a cost basis of $11.8 million and a fair value of $3.7 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $0.

During the fiscal year ended October 31, 2017, the Valuation Committee increased the fair value of the preferred stock by $466,000.

At October 31, 2017, the Company’s investment in JSC Tekers consisted of 9,159,085 shares of preferred stock with a cost basis of $11.8 million and a fair value of $4.2 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $0.

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

During the fiscal year ended October 31, 2017, the Valuation Committee increased the fair value of the senior subordinated loan by approximately $244,000.

At October 31, 2017, the Company’s investment in Legal Solutions consisted of a senior subordinated loan with an outstanding balance and cost basis of approximately $11.5 million and a fair value of approximately $11.6 million.

Mainstream Data, Inc.

Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, develops and operates satellite, internet and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations and digital images to subscribers around the world.

On September 29, 2017, the Company realized a loss of approximately $3.7 million on the sale of the Mainstream common stock back to the company.

At October 31, 2017, the Company no longer held an investment in Mainstream.

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

During the fiscal year ended October 31, 2017, the Valuation Committee increased the fair value of the loan by approximately $2.7 million.

At July 31, 2017, the loan had an outstanding balance and cost basis of $17.2 million and a fair value of $17.8 million.

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

During the fiscal year ended October 31, 2017, the Valuation Committee increased the fair value of the equity interest by approximately $3.9 million.

At October 31, 2017, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of approximately $51.2 million and a fair value of approximately $17.4 million and a bridge loan with an outstanding amount, cost basis and fair value of approximately $4.9 million.  The mortgage guarantee for MVC Automotive was equivalent to approximately $6.0 million at October 31, 2017.  This guarantee was taken into account in the valuation of MVC Automotive.

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

During the fiscal year ended October 31, 2017, the Valuation Committee decreased the fair value of the common stock by approximately $1.7 million, the loan by approximately $2.0 million and the letter of credit by approximately $9,000.

At October 31, 2017, the Company’s investment in MVC Environmental consisted of common stock with a cost basis of approximately $3.1 million and a fair value of approximately $0, a senior secured loan with an outstanding balance and cost basis of $6.9 million and a fair value of approximately $4.9 million.  The Company reserved in full all of the accrued interest starting July 1, 2017.

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

During the fiscal year ended October 31, 2017, the Valuation Committee increased the fair values of the limited partnership and general partnership interests by approximately $1.7 million.

At October 31, 2017, the limited partnership interest in the PE Fund had a cost of approximately $11.5 million and a fair value of approximately $17.8 million.  The Company’s general partnership interest in the PE Fund had a cost basis of approximately $292,000 and a fair value of approximately $448,000.  As of October 31, 2017, the PE Fund has investments in Plymouth Rock Energy, LLC, Gibdock Limited, Focus Pointe Holdings, Inc. and Advanced Oilfield Services, LLC.

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

During the fiscal year ended October 31, 2017, the Valuation Committee increased the fair value of the loan by approximately $51,000.

On July 20, 2017, Pride repaid its loan in full totaling approximately $5.1 million, including all accrued interest.

At October 31, 2017, the Company no longer held an investment in Pride.

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

During the fiscal year ended October 31, 2017, the Valuation Committee increased the fair value of the loan by approximately $323,000 and the warrant by approximately $1.0 million.

On September 19, 2017, Quantum repaid its loan in full, including all accrued interest.  At the same time, the Company sold the Quantum warrant resulting in a realized gain of approximately $540,000.

At October 31, 2017, the Company no longer held an investment in Quantum.

RuMe, Inc.

RuMe, Denver, Colorado, produces functional and affordable products for the environmentally and socially-conscious consumer reducing dependence on single-use products.

At October 31, 2016, the Company’s investment in RuMe consisted of 5,297,548 shares of common stock with a cost basis of approximately $924,000 and a fair value of $540,000, 4,999,076 shares of series B-1 preferred stock with a cost basis of approximately $1.0 million and a fair value of approximately $2.0 million, 23,896,634 shares of series C preferred stock with a cost basis of approximately $3.4 million and a fair value of approximately $5.8 million and a subordinated note with an outstanding balance of $900,000 and a cost basis and fair value of approximately $847,000.  The subordinated note had an interest rate of 10% PIK, which changes to 10% cash on January 1, 2018, and a maturity date of October 7, 2017.  The warrant had a cost basis of approximately $336,000 and a fair value of approximately $1.1 million and the guarantee was fair valued at -$278,000 or a liability of $278,000.

On September 22, 2017, the Company extended the maturity date of the loan to September 30, 2019 and provided RuMe a new $2.0 million letter of credit.  The Company received penny warrants as part of this transaction.

During the fiscal year ended October 31, 2017, the Valuation Committee decreased the fair value of the series C preferred stock by approximately $619,000, the common stock by approximately $137,000, the series B-1 preferred stock by approximately $9,000 and the letter of credit by approximately $345,000.  The Valuation Committee also increased the warrant by approximately $348,000 and the guarantee by approximately $81,000

At October 31, 2017, the Company’s investment in RuMe consisted of 5,297,548 shares of common stock with a cost basis of approximately $924,000 and a fair value of $402,000, 4,999,076 shares of series B-1 preferred stock with a cost basis of approximately $1.0 million and a fair value of approximately $2.0 million, 23,896,634 shares of series C preferred stock with a cost basis of approximately $3.4 million and a fair value of approximately $5.2 million and a subordinated note with an outstanding balance, cost basis and a fair value of approximately $992,000. The warrants have a cost basis of approximately $336,000 and a fair value of approximately $1.4 million, the guarantee was fair valued at approximately -$197,000 or a liability of approximately $197,000 and the letter of credit was fair valued at approximately -$345,000 or a liability of approximately $345,000.  The increase in cost basis of the loan is due to the capitalization of PIK interest.

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

On October 2, 2017 loaned Security Holdings an additional $150,000, increasing the amount outstanding on the loan to approximately $4.2 million.

During the fiscal year ended October 31, 2017, the Company recorded a distribution of approximately $330,000 from Security Holdings, which was recorded as a return of capital.

During the fiscal year ended October 31, 2017, the Valuation Committee decreased the fair value of the common equity interest by approximately $3.0 million.

At October 31, 2017, the Company’s investment in Security Holdings consisted of common equity interest with a cost basis of approximately $51.2 million and a fair value of approximately $31.9 million and a bridge loan with an outstanding balance, cost basis and fair value of approximately $4.2 million.

Puneet Sanan, a representative of the Company, serves as a director of Security Holdings.

SGDA Europe B.V.

SGDA Europe is an Amsterdam-based holding company that pursues environmental and remediation opportunities in Romania.

At October 31, 2016, the Company’s equity investment had a cost basis of approximately $28.5 million and a fair value of approximately $1.3 million.

On October 26, 2017, the Company exchanged its common equity interest in SGDA Europe for a $1.2 million first lien note, resulting in a realized loss of approximately $27.5 million.  The first lien note has an interest rate of 5%, with a PIK toggle at SGDA Europe’s option, and a maturity date of October 26, 2024.

During the fiscal year ended October 31, 2017, the Valuation Committee decreased the fair value of the common equity interest by approximately $431,000.

At July 31, 2017, the Company’s investment in SGDA Europe consisted of a first lien loan with an outstanding balance, cost basis and fair value of approximately $1.2 million.

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

At October 31, 2017, the Company no longer held an investment in Tekers.

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

At October 31, 2017, the Company no longer held an investment in Thunderdome.

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

During the fiscal year ended October 31, 2017, the Valuation Committee increased the fair value of the guarantee by approximately $3,000 and decreased the fair value of the loan by approximately $14,000.

At October 31, 2017, the senior subordinated loan had an outstanding balance and cost basis of approximately $7.7 million and a fair value of approximately $7.6 million.

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

During the fiscal year ended October 31, 2017, the Valuation Committee increased the fair value of the loan by $5,000.

At October 31, 2017, the senior term loan had an outstanding amount and cost basis of approximately $5.5 million and a fair value of approximately $5.6 million.

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

On April 24, 2017, Equus entered into the Equus Merger Agreement to acquire U.S. Gas.  Subject to closing, the transaction would be effected in two stages.  The first stage consists of Equus’ acquisition of more than 90% of U.S. Gas’ common and convertible preferred stock from the Company and certain other U.S. Gas stockholders in exchange for shares of Equus.  In the second stage, a wholly-owned subsidiary of Equus (formed to hold all such common and convertible preferred stock of U.S. Gas) would be merged with and into U.S. Gas, with U.S. Gas as the surviving corporation and wholly-owned by Equus, which will change its name to U.S. Gas, Inc.  Closing of the transaction is subject to a number of conditions.

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

On July 5, 2017, the Company received gross consideration for its investment in U.S. Gas valued at approximately $127.4 million, including approximately $11.0 million for the repayment of its two outstanding loans from the Company. The fair value of the consideration received by the Company for its equity investment in U.S. Gas was $116.4 million. As a result of the gross consideration received, the Company realized a gain of approximately $115.9 million. The $116.4 million is comprised of: (i) cash of approximately $50.0 million; (ii) 9.5% second lien callable notes due in July 2025 with a face amount of approximately $40.5 million (before certain post-closing and indemnification adjustments, if any); and (iii) 3,282,982 Crius trust units valued at approximately $25.9 million. In addition to the approximately $115.1 million proceeds that the Company received from the sale of U.S. Gas to Crius (pre-indemnification and pre- working capital true-up), the Company also received $1.48 million in cash to hold in its capacity as Holder Representative (of the U.S. Gas selling shareholders). This $1.48 million cash received by the Company will be used to pay, over time, for legal costs, potential settlements, true-up payments, etc. on behalf of the U.S. Gas selling shareholders.    Since the Company expects the $1.48 million to be fully used for legal costs, settlements and true-up payments, on behalf of the U.S. Gas selling shareholders, the Company has reserved in full against all proceeds received.  If there are any excess proceeds, once all costs and payments associated with the transaction have been made, the excess proceeds will be split amongst the non-legacy U.S. Gas selling shareholders on a pro-rata basis.

At October 31, 2017, the Company’s investment in U.S. Gas, an indirect subsidiary of Crius, consisted of a second lien loan with an outstanding balance, cost basis and a fair value of approximately $40.5 million.

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

During the fiscal year ended October 31, 2017, the Valuation Committee decreased the fair value of the common stock by $1.1 million.

At October 31, 2017, the Company’s investment in SCSD consisted of 784 shares of class B common stock with a cost basis and fair value of approximately $5.5 million.  The secured loan had an outstanding balance, cost basis and fair value of $1.5 million.

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

During the fiscal year ended October 31, 2017, the Valuation Committee decreased the fair value of the loan by approximately $57,000, common stock by approximately $54,000 and warrant by approximately $62,000.

At October 31, 2017, the Company’s investment in Vestal consisted of a subordinated loan with an outstanding balance, cost basis and fair value of approximately $2.5 million.

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

At October 31, 2017, the Company had investments in portfolio companies totaling $292.5 million.  Also, on that date, the Company had approximately $1.0 million in cash equivalents and approximately $105.7 million in cash.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.  Pending investments in portfolio companies pursuant to our principal investment strategy, the Company may make other short-term or temporary investments, including in exchange-traded funds and private investment funds offering periodic liquidity.

During the fiscal year ended October 31, 2017, in connection with the sale of U.S. Gas, the Company received securities that totaled approximately $66.4 million (based on values determined as of July 5, 2017).  The securities were received from U.S. Gas ($40.5 million) and Crius ($25.9 million).  The Company also made one new investment in Highpoint ($5.0 million).

During the fiscal year ended October 31, 2017, the Company made 6 follow-on investments in 4 existing portfolio companies that totaled approximately $7.5 million.  On November 9, 2016, the

Company invested approximately $59,000 in MVC Environmental and received an additional 30 shares of common stock.  On December 1, 2016, the Company loaned an additional $500,000 to U.S. Tech increasing the total amount outstanding to $5.5 million.  On December 13, 2016, the Company loaned an additional $475,000 to MVC Automotive increasing the amount outstanding on the bridge loan to approximately $3.8 million.  The maturity date was also extended to December 31, 2017.  On April 3, 2017, the Company loaned Security Holdings approximately $4.1 million in the form of a bridge loan with an interest rate of 5% and a maturity date of December 31, 2019.  On May 3, 2017, the Company invested approximately $1.1 million in MVC Automotive for additional common equity and loaned MVC Automotive approximately $1.1 million, increasing the amount outstanding on the bridge loan to approximately $4.9 million.  The maturity date was also extended to June 30, 2018.  On October 2, 2017, the Company loaned Security Holdings an additional $150,000, increasing the amount outstanding on the loan to approximately $4.2 million.

Current balance sheet resources, which include the additional cash resources from the Credit Facility, are believed to be sufficient to finance current commitments.  Current commitments include:

Commitments to/for Portfolio Companies

At October 31, 2017 and October 31, 2016, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at October 31, 2017
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Portfolio Company	Amount Committed	Amount Funded at October 31, 2016
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Guarantees:

At October 31, 2017 and October 31, 2016, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at October 31, 2017
MVC Automotive	$6.0 million	—
RuMe	$1.0 million	—
Total	$7.0 million	—

Guarantee	Amount Committed	Amount Funded at October 31, 2016
MVC Automotive	$6.3 million	—
RuMe	$1.0 million	—
Turf	$1.0 million	—
Total	$8.3 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At October 31, 2017, the

Valuation Committee estimated the combined fair values of the guarantee obligations noted above to be approximately -$551,000 or a liability of approximately $551,000.

These guarantees are further described below, together with the Company’s other commitments.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  Over time, Erste Bank, the bank extending the mortgage to MVC Automotive, increased the amount of the mortgage. The balance of the guarantee as of October 31, 2017 is approximately 5.2 million Euro (equivalent to approximately $6.0 million).

The Company guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank.  On March 7, 2017, the Company exchanged its shares of MVC Turf, the holding company which owned the Company’s LLC interest in Turf Products, for approximately $3.8 million of additional subordinated debt in Turf Products.  The Company’s guarantee was retired as a part of this recapitalization.

The Company guaranteed $1.0 million of RuMe’s indebtedness to Colorado Business Bank, which had a fair value of approximately -$197,000 or a liability of $197,000 as of October 31, 2017.  On September 22, 2017, the Company provided RuMe an additional $2.0 million letter of credit which had a fair value of approximately -$345,000 or a liability of $345,000 as of October 31, 2017.  The $2.0 million letter of credit is collateralized by the Company’s Credit Facility III (defined below).  During the fiscal year ended October 31, 2016, the Company agreed to cash collateralize a $300,000 third party letter of credit for RuMe, which is still a commitment of the Company as of October 31, 2017.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  The investment period related to the PE Fund has ended.  Additional capital may be called for follow-on investments in existing portfolio companies of the PE Fund or to pay operating expenses of the PE Fund until the partnership is terminated.  During the fiscal year ended October 31, 2017, the Company received proceeds of approximately $12.6 million from the PE Fund related to the sale of AccuMed Corp., a portfolio company of the PE Fund.  The Company’s pro-rata share of the PE Fund’s investment in AccuMed Corp. totaled approximately $2.4 million, resulting in a realized gain of approximately $10.2 million, including escrow distributions.  As of October 31, 2017, $14.6 million of the Company’s commitment has been contributed.

During the fiscal year ended October 31, 2016, the Company agreed to cash collateralize a $500,000 working capital line of credit for an entity partially owned by MVC Environmental provided by Branch Banking and Trust Company (“BB&T”).  During the fiscal year ended October 31, 2017, the cash collateral securing the MVC Environmental working capital line of credit was released and a new credit facility was entered into secured by a $1.0 million letter of credit.  The $1.0 million letter of credit is collateralized by the Company’s Credit Facility III (defined below) and had a fair value of approximately -$9,000 or a liability of $9,000 as of October 31, 2017.

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

On May 3, 2013, the Company sold approximately $33.9 million of additional Senior Notes in a direct offering.  The additional Senior Notes will also mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Notes bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  As of October 31, 2017, the Senior Notes had a total outstanding amount of approximately $114.4 million; net of deferred financing fees the balance was approximately $112.6 million, with a market value of approximately $116.0 million. The market value of the Senior Notes is based on the closing price of the security as of October 31, 2017 on the New York Stock Exchange (NYSE:MVCB).  See “Subsequent Events” for more information.

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with BB&T. On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  On December 1, 2015, Credit Facility II was renewed and expired on May 31, 2016, at which time all outstanding amounts under it were due and repaid.  On June 30, 2016, Credit Facility II was renewed and reduced to a $50 million revolving credit facility, which expired on February 28, 2017, as of which time all outstanding amounts under it were due and repaid.  On February 28, 2017, Credit Facility II was renewed and increased to a $100 million revolving credit facility and expired on August 31, 2017.  On August 31, 2017, Credit Facility II was renewed and decreased to a $25 million revolving credit facility, which expires on August 31, 2018.  There was no change to the interest rate or unused fee on the revolving credit facility. The Company paid closing costs associated with this transaction of $62,500.  At October 31, 2016, the balance of Credit Facility II was $35.0 million.  During the fiscal year ended October 31, 2017, the Company’s net repayments on Credit Facility II were $35.0 million, resulting in no outstanding balance at October 31, 2017.  Credit Facility II is used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 125 basis points.  In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid closing fees, legal and other costs associated with these transactions.  These costs will be amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.  As of October 31, 2017, the Company was in compliance with all covenants related to Credit Facility II.

On December 9, 2015, the Company entered into a three-year, $50 million revolving borrowing base credit facility (“Credit Facility III”) with Santander Bank N.A. as a lender and lead agent and Wintrust Bank as a lender and syndication agent.  As of October 31, 2016 and October 31, 2017, there was no outstanding balance on Credit Facility III.  Credit Facility III can, under certain conditions, be increased up to $85 million.  The new facility bears an interest rate of LIBOR plus 3.75% or the prime rate plus 1% (at the Company’s option), and includes a 1% closing fee of the commitment amount and a 0.75% unused fee.  The compensating balance for the revolving credit facility is $5.0 million, which is reflected as restricted cash on the Company’s Consolidated balance Sheets.  As of October 31, 2017, the Company was in compliance with all covenants related to Credit Facility III.

The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

SUBSEQUENT EVENTS

On November 8, 2017, the Company loaned an additional $1.5 million to SCSD in the form of a senior secured loan.  The loan has an interest rate of 12% and a maturity date of November 7, 2020.

On November 15, 2017, the Company announced that it completed a public offering (the “November 15th Offering”) of $100,000,000 aggregate principal amount of its 6.25% senior notes due November 30, 2022 (the “Notes”). In addition, on November 20, 2017, the Company announced that the underwriters exercised an over-allotment option to purchase an additional $15 million in aggregate principal amount of Notes (together with the November 15th Offering, the “Note Offering”).  After deducting underwriting fees and discounts and estimated expenses, the Offering resulted in net proceeds to the Company of approximately $111.3 million.

On November 22, 2017, the Company announced the commencement of a modified “Dutch Auction” tender offer (the “TO”) to purchase up to $25 million of its common stock at a price per share not less than $10.40 and not greater than $11.00 in $0.10 increments. The TO expired at 5:00 p.m., New York City time, on December 21, 2017.  On December 22, 2017, the Company announced that, in accordance with the terms and conditions of the TO, the Company accepted for payment, at a purchase price of $10.90, 2,293,577 shares properly tendered at or below the purchase price, at an aggregate cost of $24,999,989.30, excluding fees and expenses relating to the TO.

On November 28, 2017, the Company restructured the Custom Alloy second lien loan and unsecured subordinated loan.  The second lien loan was restructured into a $3.5 million second lien loan with an interest rate of 10% and a maturity date of December 31, 2020, 6,500 shares of Series B Preferred Stock with a 10% PIK coupon and a maturity date of December 31, 2020 and 17,935 shares of Series C Preferred Stock.  The unsecured subordinated loan was restructured into 3,617 shares of Series A Preferred Stock with a 12% PIK coupon and a maturity date of April 30, 2020.

On December 19, 2017, the Board declared a dividend in the amount of $0.15 per share to be paid on January 8, 2018 to all shareholders of record of the Company as of the close of business on December 29, 2017.

On December 20, 2017, pursuant to the Order (defined below), each of the Company and the Private Fund (defined below) co-invested in 5-year First Lien Notes issued by Essner Manufacturing.  The Company and the Private Fund invested $3.67 million and $1.3 million, respectively, in such notes (paying interest between 10.5% and 11.5% over the life of the notes). In accordance with the conditions of the Order, the Board, including a majority of the Independent Directors, approved, in advance, the Company’s investment in the loan.

On December 21, 2017, all of the issued and outstanding Senior Notes were redeemed by the Company.

On December 21, 2017, the Company loaned approximately $526,000 to Initials, increasing the senior subordinated loan amount to approximately $5.3 million.

On December 22, 2017, the Company loaned $1.4 million to Turf in the form of a third lien loan.  The loan has an interest rate of 10% and a maturity date of August 7, 2020.

On December 28, 2017, pursuant to the Order (defined below), each of the Company and the Private Fund (defined below) co-invested in Second Lien Notes issued by Black Diamond Equipment Rental.  The Company and the Private Fund invested $7.5 million and $2.5 million, respectively, in such notes with an interest rate of 12.5% and a maturity date of June 27, 2022. The Company and the Private Fund each received a warrant related to this investment.  In accordance with the conditions of the Order, the Board, including a majority of the Independent Directors, approved, in advance, the Company’s investment in the loan.

The Company is currently assessing the impact of the Tax Cuts and Jobs Act (“the Act”) and has not yet made any determination as to the effects, if any, that it may have on the Company’s financial position and results of operations, including the impact the Act may have on the inputs used by the Company in the analysis of the fair value of it’s portfolio investments using the income or market approach.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). ASU 2014-09 addresses the reporting of revenue by most entities and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14 that defers the effective date of ASU 2014-09 for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early application is not permitted for public business entities.  On December 27, 2016, the FASB issued ASU 2016-20 to make various amendments to Topic 606, going into effect for years beginning after December 15, 2017.  The Company does not expect the standard, when adopted, to have a material impact on the financial condition, results of operations or net assets.

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

Tax Status and Capital Loss Carryforwards

As a RIC, the Company is not subject to federal income tax to the extent that it distributes all of its investment company taxable income and net realized capital gains for its taxable year (see Notes 12 “Tax Matters” and Note 13 “Income Taxes” of our notes to the consolidated financial statements). This allows us to attract different kinds of investors than other publicly held corporations. The Company is also exempt from excise tax if it distributes at least (1) 98% of its ordinary income during each calendar year, (2) 98.2% of its capital gains realized in the period from November 1 of the prior year through October 31 of the current year, and (3) all such ordinary income and capital gains for previous years that were not distributed during those years. On October 31, 2017, the Company had a net capital loss carryforward of approximately $988,000. The Company also had approximately $9.6 million in unrealized losses associated with Legacy Investments as of October 31, 2017.

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

At October 31, 2017, approximately 64.61% of total assets represented investments in portfolio companies recorded at fair value (“Fair Value Investments”).

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

Our investments are carried at fair value in accordance with ASC 820. Unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of the Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction.  At October 31, 2017, we did not own restricted or unrestricted securities of any publicly traded company in which we have a majority-owned interest, but did own two securities in which we have a minority interest.

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

Cash Equivalents

For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all money market and all highly liquid temporary cash investments purchased with an original maturity of less than three months to be cash equivalents. The Company places its cash and cash equivalents with financial institutions and cash held in bank accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit.  As of October 31, 2017, the Company had approximately $1.0 million in cash equivalents, approximately $5.3 million in restricted cash and approximately $100.4 million in cash totaling approximately $106.7 million.  Of the $100.4 million in cash, approximately $1.1 million was held by MVC Cayman.  As of October 31, 2016, the Company had approximately $395,000 in cash equivalents, approximately $10.8 million in restricted cash and approximately $9.8 million in cash totaling approximately $21.0 million.  Of the $9.8 million in cash, approximately $328,000 was held by MVC Turf and approximately $1.1 million was held by MVC Cayman.

Restricted Cash and Cash Equivalents

Cash and cash equivalent accounts that are not available to the Company for day—to-day use and are legally restricted are classified as restricted cash. Restricted cash and cash equivalents are carried at cost, which approximates fair value.  During the fiscal year ended October 31, 2016, the Company agreed to cash collateralize a $500,000 working capital line of credit for an entity partially owned by MVC Environmental and a $300,000 letter of credit for RuMe. The Company also had restricted cash of $10.0 million related to the compensating balance for Credit Facility III.  During the fiscal year ended October 31, 2017, the cash collateral securing the MVC Environmental working capital line of credit was released and a new credit facility was entered into secured by a $1.0 million letter of credit.  The $1.0 million letter of credit for MVC Environmental is collateralized by the Company’s Credit Facility III.  The cash securing the $300,000 letter of credit for RuMe is classified as restricted cash on the Company’s Consolidated Balance Sheets as of October 31, 2017. Also as of October 31. 2017, the Company had restricted cash of $5.0 million related to the compensating balance for Credit Facility III, reduced from $10.0 million in fiscal year 2016.

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

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the fiscal year ended October 31, 2017, the Company did not incur any interest or penalties.  Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS.  The fiscal years 2014, 2015, 2016 and 2017 for the Company and MVCFS remain subject to examination by federal, state and local tax authorities.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.

Consolidated Balance Sheets

	October 31,	October 31,
	2017	2016

ASSETS

Assets
Cash	$100,354,340	$9,819,548
Restricted cash (cost $300,329 and $800,527)	5,300,329	10,800,527
Cash equivalents (cost $924,287 and $394,612)	1,019,899	394,612
Investments at fair value
U.S. Treasury obligations (cost $0 and $34,998,593)	—	34,991,681
Non-control/Non-affiliated investments (cost $164,581,094 and $150,348,963)	149,246,812	123,189,755
Affiliate investments (cost $114,158,346 and $130,484,393)	81,908,631	169,426,770
Control investments (cost $84,478,275 and $93,878,518)	61,370,030	67,503,229
Total investments at fair value (cost $363,217,715 and $409,710,467)	292,525,473	395,111,435
Escrow receivables, net of reserves	—	9,151,805
Dividends and interest receivables, net of reserves	1,806,335	3,595,357
Deferred financing fees	600,379	1,201,473
Fee and other receivables	1,483,793	2,098,625
Prepaid expenses	318,847	192,712

Total assets	$403,409,395	$432,366,094

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Senior notes[1]	$112,626,045	$112,283,745
Revolving credit facility II	—	35,000,000
Provision for incentive compensation (Note 5)	6,448,258	1,946,555
Professional fees payable	118,403	583,049
Management fee payable	1,001,770	1,290,230
Accrued expenses and liabilities	562,473	715,538
Interest payable	345,612	348,525
Management fee payable - Asset Management	89,192	151,053
Consulting fees payable	347,863	151,943
Portfolio fees payable - Asset Management	458,566	336,297
Guarantees/Letters of Credit	551,349	—
Transaction fees payable	1,368,742	—
Taxes payable	2,054	1,381

Total liabilities	123,920,327	152,808,316

Commitments and Contingencies (Note 10)

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 28,304,448 shares issued and 21,114,105 and 22,556,412 shares outstanding as of October 31, 2017 and October 31, 2016, respectively	283,044	283,044
Additional paid-in-capital	418,208,458	418,298,709
Accumulated earnings	122,455,573	128,135,727
Dividends paid to stockholders	(157,414,605)	(145,112,140)
Accumulated net realized gain (loss)	38,434,807	(51,542,156)
Net unrealized depreciation	(70,965,264)	(13,992,454)
Treasury stock, at cost, 7,190,343 and 5,748,036 shares held, respectively	(71,512,945)	(56,512,952)

Total shareholders’ equity	279,489,068	279,557,778

Total liabilities and shareholders’ equity	$403,409,395	$432,366,094

Net asset value per share	$13.24	$12.39

1 Reflects a reduction of approximately $2.1 million as of October 31, 2016 related to the reclassification of the unamortized debt issuance costs related to the Senior notes per the adoption of ASU 2015-3.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

October 31, 2017

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value

Non-control/Non-affiliated investments- 53.40% (a, c, f, g)
Custom Alloy Corporation	Manufacturer of Pipe Fittings and Forgings	Second Lien Loan 10.1000% Cash, 04/30/2020 (h, k, o)	$24,425,298	$24,425,298	$18,471,704
		Unsecured Subordinated Loan 12.0000% Cash, 03/31/2018 (h, k, o)	3,000,000	3,000,000	3,012,165
				27,425,298	21,483,869
Dukane IAS,LLC	Welding Equipment Manufacturer	Second Lien Note 10.5000% Cash, 2.5000% PIK, 11/17/2020 (b, k, o)	7,255,747	7,165,971	7,328,296
FDS, Inc.	Software	Senior Subordinated Debt 12.0000% Cash, 11/30/2017 (k, o)	2,353,156	2,353,156	2,353,156
FOLIOfn, Inc.	Technology Investment - Financial Services	Preferred Stock (5,802,259 shares) (d, I, o)		15,000,000	5,407,000
Highpoint Global LLC	Government Services	Second Lien Note 12.0000% Cash, 2.0000% PIK, 09/30/2022 (b, k)	5,000,000	4,900,699	4,900,699
HTI Technologies and Industries, Inc.	Electronic Component Manufacturing	Second Lien Note 12.0000% Cash, 2.0000% PIK, 06/21/2018 (b, k, o)	9,878,042	9,849,998	9,766,317
Initials, Inc.	Consumer Products	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK, 06/23/2020 (b, k, o)	4,818,874	4,818,874	4,310,277
Legal Solutions Holdings, Inc.	Business Services	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK, 09/12/2018 (b, k, o)	11,456,144	11,459,396	11,570,745
Morey’s Seafood International, LLC	Food Services	Second Lien Loan 10.0000% Cash, 4.0000% PIK, 08/12/2018 (b, k, o)	17,236,157	17,236,157	17,800,661
SGDA Europe B.V.	Environmental Services	First Lien Note 5.0000% Cash, PIK, 10/26/2024 (a, b, e, m)	1,197,244	1,197,244	1,197,244
Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 10.0000% Cash, 08/07/2020 (k, o)	7,717,056	7,717,056	7,562,620
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan, 9.5000% Cash, 07/05/2025 (l, k, o)	40,526,745	40,526,745	40,526,745
U.S. Spray Drying Holding Company	Specialty Chemicals	Class B Common Stock (784 shares) (d, o)		5,488,000	5,534,183
		Secured Loan 12.0000% Cash, 04/30/2019 (k, o)	1,500,000	1,500,000	1,500,000
				6,988,000	7,034,183
United States Technologies, Inc.	Electronics Manufacturing and Repair	Senior Lien Loan 10.5000% Cash, 07/17/2020 (k, o)	5,500,000	5,492,500	5,555,000
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Second Lien Loan 12.0000% Cash, 08/21/2022 (k, o)	2,450,000	2,450,000	2,450,000

Sub Total Non-control/Non-affiliated investments				164,581,094	149,246,812

Affiliate investments - 29.31% (c, f, g)
Advantage Insurance, Inc.	Insurance	Preferred Stock (750,000 shares) (a, d, e, o)		7,500,000	8,896,789
Centile Holdings B.V.	Software	Common Equity Interest (a, d, e, o)		3,524,376	6,790,000
Crius Energy Trust	Energy Services	Equity Unit (3,282,982 shares) (e)		25,865,227	21,024,145
JSC Tekers Holdings	Real Estate Management	Common Stock (3,201 shares) (a, d, e, o)		4,500	—
		Preferred Stock (9,159,085 shares) (a, d, e, o)		11,810,188	4,196,000
				11,814,688	4,196,000
MVC Environmental, Inc.	Environmental Services	Senior Secured Loan 9.0000% PIK, 12/22/2020 (a, b, h, k, o)	6,869,353	6,869,353	4,878,640
		Common Stock (980 shares) (a, d, o)		3,140,375	—
				10,009,728	4,878,640
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (a, d, e, o)		51,204,270	31,883,000
		Bridge Loan 5.0000% PIK, 12/31/2019 (a, b, e, k, o)	4,240,057	4,240,057	4,240,057
				55,444,327	36,123,057

Sub Total Affiliate investments				114,158,346	81,908,631

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments - (Continued)

October 31, 2017

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value

Control investments - 21.96% (c, f, g)
Equus Total Return, Inc.	Registered Investment Company	Common Stock (4,444,644 shares) (d, k)		$10,030,272	$10,844,931
MVC Automotive Group GmbH	Automotive Dealerships	Common Equity Interest (a, d, e, o)		51,185,015	17,395,000
		Bridge Loan 6.0000% Cash, 06/30/2018 (a, e, k, o)	$4,855,166	4,855,166	4,855,166
				56,040,181	22,250,166
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (a, d, j, k, o)		11,452,452	17,804,933
		General Partnership Interest (a, d, j, k, o)		292,154	447,790
				11,744,606	18,252,723
RuMe Inc.	Consumer Products	Common Stock (5,297,548 shares) (a, d, o)		924,475	402,439
		Series C Preferred Stock (23,896,634 shares) (a, d, o)		3,410,694	5,216,844
		Series B-1 Preferred Stock (4,999,076 shares) (a, d, o)		999,815	2,008,375
		Subordinated Debt 10.0000% PIK, 9/22/2019 (a, b, k, n, o)	991,839	991,839	991,839
		Warrants (a, d, o)	2	336,393	1,402,713
				6,663,216	10,022,210

Sub Total Control investments				84,478,275	61,370,030

TOTAL PORTFOLIO INVESTMENTS - 104.67% (f)				$363,217,715	$292,525,473

Cash equivalents and restricted cash equivalents - 0.36% (f, g)
Fidelity Institutional Government Money Market Fund	Money Market Fund	Beneficial Shares (924,287 shares)		$924,287	$924,287
Morgan Stanley Institutional Liquidity Government Portfolio	Money Market Fund	Beneficial Shares (95,612 shares)		95,612	95,612
Total Cash equivalents and restricted cash equivalents				1,019,899	1,019,899

TOTAL INVESTMENT ASSETS - 105.03%				$364,237,614	$293,545,372

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

(d) Non-income producing assets.

(e) The principal operations of these portfolio companies are located in Europe, Canada, and Puerto Rico, which represents approximately 18%, 5% and 2% respectively, of the total assets.  Of the remaining portfolio companies, as a percentage of total assets, 16% are located in Southeast, 15% Northeast, 7% Midwest, 5% West and 5% Southwest in the United States.

(f) Percentages are based on net assets of $279,489,068 as of October 31, 2017.

(g) See Note 3 for further information regarding “Investment Classification.”

(h) All or a portion of the accrued interest on these securities have been reserved for.

(i) Legacy Investments.

(j) MVC Private Equity Fund, LP is a private equity fund focused on control equity investments in the lower middle market.  The fund currently holds four investments, three located in the United States and one in Gibraltar, the investments are in the energy, services, contract manufacturing, and industrial sectors.  The Company’s proportional share of Plymouth Rock Energy membership interest and loan, the Gibdock Limited equity interest and Focus Pointe preferred stock is $7,257,919, $4,499,681, $2,888,839, respectively.

(k) All or a portion of these securities may serve as collateral for the Santander Credit Facility.

(l) U.S. Gas & Electric, Inc. is an indirect subsidiary of Crius Energy Trust.

(m) PIK toggle at borrower’s option

(n) 10% PIK through December 31, 2017, 10% Cash beginning January 1, 2018.

(o) These securities are valued using unobservable inputs.

PIK - Payment-in-kind

- Denotes zero cost or fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

October 31, 2016

Company	Industry	Investment	Principal/Shares	Cost	Fair Value/Market Value

Non-control/Non-affiliated investments- 44.06% (a, c, f, g)
Actelis Networks, Inc.	Technology Investment	Preferred Stock (150,602 shares) (d, I, o)		$5,000,003	—
Biogenic Reagents	Renewable Energy	Senior Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b, h, l, o)	$5,574,648	5,574,648	$5,191,932
		Senior Convertible Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b, h, l, o)	5,017,183	5,017,183	4,672,737
		Senior Note 12.0000% Cash, 4.0000% PIK, 06/30/2016 (b, h, l, o)	4,250,291	4,250,291	4,250,291
		Senior Subordinated Debt 12.0000% Cash, 4.0000% PIK, 06/30/2016 (b, h, l, o)	1,030,188	1,030,188	1,030,188
		Warrants (d, o)	2	620,077	—
				16,492,387	15,145,148
Biovation Acquisition Co.	Manufacturer of Laminate Material and Composites	Common Stock (90 shares) (d, o)		784,622	55,351
		Senior Lien Loan 5.0000% PIK, 05/05/2021 (b, l, o)	30,000	30,000	30,000
				814,622	85,351
Custom Alloy Corporation	Manufacturer of Pipe Fittings and Forgings	Second Lien Loan 4.5000% Cash, 5.5000% PIK, 04/30/2020 (b, h, l, o)	24,425,293	24,425,293	18,615,650
		Unsecured Subordinated Loan 12.0000% Cash, 03/31/2018 (l, o)	3,000,000	3,000,000	2,135,760
				27,425,293	20,751,410
Dukane IAS,LLC	Welding Equipment Manufacturer	Second Lien Note 10.5000% Cash, 2.5000% PIK, 11/17/2020 (b, l, o)	7,074,711	6,955,462	7,074,711
FDS, Inc.	Software	Senior Subordinated Debt 12.0000% Cash, 4.0000% PIK, 11/30/2016 (b, l, o)	2,300,000	2,300,000	2,300,000
FOLIOfn, Inc.	Technology Investment - Financial Services	Preferred Stock (5,802,259 shares) (d, I, o)		15,000,000	5,940,000
HTI Technologies and Industries, Inc.	Electronic Component Manufacturing	Second Lien Note 12.0000% Cash, 2.0000% PIK, 06/21/2018 (b, l, o)	9,680,251	9,604,132	9,680,251
Initials, Inc.	Consumer Products	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK, 06/23/2020 (b, l, o)	4,818,874	4,818,874	4,754,355
Legal Solutions Holdings, Inc.	Business Services	Senior Subordinated Debt 12.0000% Cash, 4.0000% PIK, 09/12/2018 (b, l, o)	11,028,610	11,036,929	10,898,792
MainStream Data, Inc.	Technology Investment	Common Stock (5,786 shares) (d, I, o)		3,750,000	—
Morey’s Seafood International, LLC	Food Services	Second Lien Loan 10.0000% Cash, 4.0000% PIK, 08/12/2018 (b, h, l, o)	17,167,669	17,167,669	15,169,547
Pride Engineering, LLC	Manufacturer of Equipment Components	Second Lien Note 12.0000% Cash, 06/18/2021 (l, o)	5,135,000	5,048,563	5,135,000
Quantum Plastics, LLC	Manufacturer of Plastic Parts	Senior Subordinated Debt 12.0000% Cash, 03/10/2021 (l, o)	10,000,000	9,570,176	9,657,398
		Warrants (d, o)	1	392,792	392,792
				9,962,968	10,050,190
Thunderdome Restaurants, LLC	Restaurants	Second Lien Loan, 12.0000% Cash, 06/10/2020 (l, o)	3,000,000	2,984,061	3,030,000
U.S. Spray Drying Holding Company	Specialty Chemicals	Class B Common Stock (784 shares) (d, o)		5,488,000	6,625,000
		Secured Loan 12.0000% Cash, 04/30/2019 (l, o)	1,500,000	1,500,000	1,500,000
				6,988,000	8,125,000
United States Technologies, Inc.	Electronics Manufacturing and Repair	Senior Lien Loan 10.5000% Cash, 07/17/2020 (l, o)	5,000,000	5,000,000	5,050,000
Sub Total Non-control/Non-affiliated investments				150,348,963	123,189,755

Affiliate investments - 60.61% (a, c, f, g)
Advantage Insurance Holdings LTD	Insurance	Preferred Stock (750,000 shares) (d, e, o)		7,500,000	8,304,412
Centile Holdings B.V.	Software	Common Equity Interest (d, e, o)		3,524,376	5,379,000
JSC Tekers Holdings	Real Estate Management	Common Stock (3,201 shares) (d, e, o)		4,500	—
		Preferred Stock (9,159,085 shares) (d, e, o)		11,810,188	3,730,000
				11,814,688	3,730,000
MVC Environmental, Inc.	Environmental Services	Senior Secured Loan 9.0000% PIK, 12/22/2020 (b, l, o)	6,426,943	6,426,943	6,426,943
		Common Stock (950 shares) (d, o)		3,081,000	1,626,910
				9,507,943	8,053,853
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d, e, o)		51,534,073	34,854,000
SGDA Europe B.V.	Environmental Services	Common Equity Interest (d, e, o)		28,544,800	1,257,000
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan, 13.0000% Cash, 07/01/2019 (l, o)	7,500,000	7,500,000	7,500,000
		Unsecured Loan 10.0000% Cash, 4.0000% PIK , 07/01/2018 (b, l, o)	3,298,448	3,298,448	3,298,448
		Convertible Series I Preferred Stock (32,200 shares) (k, n, o)		500,000	89,367,607
		Convertible Series J Preferred Stock (8,216 shares) (n, o)		—	—
				11,298,448	100,166,055
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK , 11/28/2021 (b, l, o)	6,510,065	6,510,065	6,566,924
		Common Stock (5,610 shares) (d, o)		250,000	677,222
		Warrants (d, o)	5,303	—	438,304
				6,760,065	7,682,450

Sub Total Affiliate investments				130,484,393	169,426,770

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments - (Continued)

October 31, 2016

Company	Industry	Investment	Principal/Shares	Cost	Fair Value/Market Value

Control investments - 24.15% (c, f, g)
Equus Total Return, Inc.	Registered Investment Company	Common Stock (4,444,644 shares) (d, l)		$10,030,272	$8,311,484
MVC Automotive Group GmbH	Automotive Dealerships	Common Equity Interest (a, d, e, o)		50,057,288	12,321,000
		Bridge Loan 6.0000% Cash, 06/30/2017 (a, e, l, o)	$3,322,500	3,322,500	3,322,500
				53,379,788	15,643,500
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (a, d, j, l, o)		13,838,539	25,166,780
		General Partnership Interest (a, d, j, l, o)		353,024	631,262
				14,191,563	25,798,042
RuMe Inc.	Consumer Products	Common Stock (5,297,548 shares) (a, d, o)		924,475	540,000
		Series C Preferred Stock (23,896,634 shares) (a, d, o)		3,410,694	5,836,000
		Series B-1 Preferred Stock (4,999,076 shares) (a, d, o)		999,815	2,017,000
		Subordinated Debt 10.0000% PIK, 10/07/2017 (a, b, l, o)	900,000	846,777	846,777
		Guarantee (a, d, o)	1	—	(277,535)
		Warrants (a, d, o)	1	336,393	1,054,485
				6,518,154	10,016,727
SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (a, d, e, o)		2,300,000	—
		Bridge Loan 6.0000% Cash, 06/27/2017 (a, e, h, l, o)	27,785	27,785	—
				2,327,785	—
Turf Products, LLC	Distributor - Landscaping and	Senior Subordinated Debt 7.0000% Cash, 4.0000% PIK, 11/01/2018 (a, b, l, o)	3,895,262	3,895,262	3,754,677
	Irrigation Equipment	Limited Liability Company Interest (a, d, o)		3,535,694	3,991,794
		Guarantee (a, d, o)	1	—	(12,995)
		Warrants (a, d, o)	150	—	—
				7,430,956	7,733,476

Sub Total Control investments				93,878,518	67,503,229

TOTAL PORTFOLIO INVESTMENTS - 128.82% (f)				$374,711,874	$360,119,754

U.S. Treasury Obligations - 12.52% (f, g)
U.S. Treasury Bill	U.S. Government Securities	1.2500% Cash, 10/31/2021 (m)	35,100,000	$34,998,593	$34,991,681

Sub Total Short-Term Investments				$34,998,593	$34,991,681

Cash equivalents and restricted cash equivalents - 0.14% (f, g)
Fidelity Institutional Government Money Market Fund	Money Market Fund	Beneficial Shares (299,569 shares)		299,569	299,569
Morgan Stanley Institutional Liquidity Government Portfolio	Money Market Fund	Beneficial Shares (95,043 shares)		95,043	95,043
Total Cash equivalents and restricted cash equivalents				394,612	394,612

TOTAL INVESTMENTS - 141.48%				$410,105,079	$395,506,047

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

(d) Non-income producing assets.

(e) The principal operations of these portfolio companies are located in Europe and Cayman Islands, which represents approximately 14% and 2% respectively, of the total assets.  Of the remaining portfolio companies, as a percentage of total assets, 30% are located in Southeast, 16% Northeast, 13% Midwest, 5% West and 4% Southwest in the United States.

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

(n) All or a portion of these securities may serve as collateral for the Macquarie Energy trade supply credit facility

(o) These securities are valued using unobservable inputs.

PIK - Payment-in-kind

- Denotes zero cost or fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

	For the Year Ended	For the Year Ended	For the Year Ended
	October 31, 2017	October 31, 2016	October 31, 2015
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$39,019	$284	$3,220
Affiliate investments	663,185	13,110,006	—
Control investments	—	97,101	1,002,872

Total dividend income	702,204	13,207,391	1,006,092

Interest income
Non-control/Non-affiliated investments	12,845,063	12,032,621	12,579,802
Affiliate investments	1,202,458	2,297,112	1,303,835
Control investments	353,887	345,611	322,282

Total interest income	14,401,408	14,675,344	14,205,919

Payment-in-kind/Deferred interest income
Non-control/Non-affiliated investments	1,343,365	4,044,844	4,908,516
Affiliate investments	681,067	607,751	126,067
Control investments	145,137	162,399	155,810

Total payment-in-kind/Deferred interest income	2,169,569	4,814,994	5,190,393

Fee income
Non-control/Non-affiliated investments	438,170	173,200	357,500
Affiliate investments	1,192,485	625,500	723,165
Control investments	52,420	2,456,250	966,992

Total fee income	1,683,075	3,254,950	2,047,657

Fee income - Asset Management [1]
Portfolio fees	811,441	988,627	1,023,210
Management fees	326,403	425,578	225,511

Total fee income - Asset Management	1,137,844	1,414,205	1,248,721

Other income	10,000	—	—

Total operating income	20,104,100	37,366,884	23,698,782

Operating Expenses:
Interest and other borrowing costs	10,287,810	10,212,347	10,230,140
Management fee	6,238,409	7,589,841	7,845,198
Net Incentive compensation (Note 5)	5,597,783	(2,030,212)	(9,757,120)
Consulting fees	1,089,755	1,361,617	653,396
Audit & tax preparation fees	818,000	471,381	1,470,000
Other expenses	752,671	457,152	750,531
Legal fees	638,536	838,474	1,162,500
Portfolio fees - Asset Management [1]	608,580	741,470	767,408
Directors’ fees	423,514	421,000	418,000
Insurance	275,188	296,708	347,426
Management fee - Asset Management [1]	244,802	319,183	160,218
Administration	201,236	211,304	236,918
Public relations fees	184,000	181,908	180,000
Printing and postage	50,320	12,541	85,595

Total operating expenses	27,410,604	21,084,714	14,550,210

Less: Voluntary expense waiver by Adviser [2]	(150,000)	(150,000)	(150,000)
Less: Voluntary management fee waiver by Adviser [3]	(1,559,602)	(1,897,460)	—
Less: Voluntary incentive fee waiver by Adviser [4]	—	(1,000,000)	—

Total waivers	(1,709,602)	(3,047,460)	(150,000)

Net operating income (loss) before taxes	(5,596,902)	19,329,630	9,298,572

Tax Expenses:
Current tax expense	1,920	1,884	1,756

Total tax expense	1,920	1,884	1,756

Net operating (loss) income	(5,598,822)	19,327,746	9,296,816

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized gain (loss) on investments
U.S. Treasury obligations	229,812	125,116	302,246
Non-control/Non-affiliated investments	(9,615,451)	(14,267,957)	(2,073,793)
Affiliate investments	89,179,047	(5,542)	—
Control investments	10,097,674	(31,009,032)	5,593,975
Foreign currency	4,549	—	(122,168)

Total net realized gain (loss) on investments	89,895,631	(45,157,415)	3,700,260

Net unrealized (depreciation) appreciation on investments	(56,972,810)	28,627,844	(50,557,496)

Net realized and unrealized gain (loss) on investments	32,922,821	(16,529,571)	(46,857,236)

Net increase (decrease) in net assets resulting from operations	$27,323,999	$2,798,175	$(37,560,420)

Net increase (decrease) in net assets per share resulting from operations	$1.22	$0.12	$(1.66)

Dividends declared per share[5]	$0.555	$0.710	$0.540

Weighted average number of shares outstanding	22,271,902	22,673,539	22,702,821

The accompanying notes are an integral part of these consolidated financial statements.

1 These items are related to the management of the MVC Private Equity Fund, L.P. (“PE Fund”).  Please see Note 4 “Management” for more information.

2 Reflects the TTG Advisers’ voluntary waiver of $150,000 of expenses for the 2017, 2016, 2015 and 2014 fiscal years,  that the Company would otherwise be obligated to reimburse TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  Please see Note 4 “Management” for more information.

3 Reflects TTG Advisers’ voluntary waiver of 0.50% of the management fee for the fiscal years ended October 31, 2017 and 2016.  Please see Note 4 “Management” for more information.

4 Reflects TTG Advisers’ voluntary waiver of the Incentive Fee associated with pre-incentive fee net operationg income for the fiscal years ended October 31, 2017 and 2016.  Please see Note 4 “Management” for more information.

5 Please see Note 6 “Dividends and Distributions to Shareholders” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended	For the Year Ended
	October 31, 2017	October 31, 2016	October 31, 2015
Cash flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$27,323,999	$2,798,175	$(37,560,420)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	(89,895,631)	45,157,415	(3,700,260)
Net change in unrealized depreciation (appreciation)	56,972,810	(28,627,844)	50,557,496
Amortization of discounts and fees	(666,172)	(69,075)	(751,909)
Increase in accrued payment-in-kind dividends and interest	(1,875,578)	(7,100,750)	(2,266,596)
Amortization of deferred financing fees	1,179,682	1,026,635	1,070,967
Changes in operating assets and liabilities:
Restricted cash	500,198	199,507	(1,000,034)
Restricted cash equivalents	—	5,503,000	762,500
Dividends, interest and fees receivable	1,789,022	809,243	(3,216,202)
Fee and other receivables	614,832	(402,345)	243,547
Escrow receivables, net of reserves	9,151,805	(8,859,061)	(292,744)
Prepaid expenses	(126,135)	416,805	37,284
Incentive compensation (Note 5)	4,501,703	(3,030,212)	(9,757,120)
Other liabilities	716,659	(1,803,183)	705,945
Purchases of equity investments	(1,187,101)	(1,992,242)	(3,545,400)
Purchases of debt instruments	(11,462,419)	(41,975,490)	(59,076,952)
Purchases of short-term investments	(49,954,511)	(154,856,468)	(384,062,785)
Proceeds from equity investments (1)	66,702,991	38,904,810	25,943,104
Proceeds from debt instruments	49,309,147	36,200,444	39,304,386
Sales/maturities of short-term investments	85,183,355	209,805,021	394,544,993

Net cash provided by operating activities	148,778,656	92,104,385	7,939,800

Cash flows from Financing Activities:
Borrowings from revolving credit facility II	50,000,000	155,000,000	385,000,000
Repayments from revolving credit facility II	(85,000,000)	(210,000,000)	(395,000,000)
Borrowings from revolving credit facility III	—	16,300,000	—
Repayments from revolving credit facility III	—	(16,300,000)	—
Restricted cash (deposit) withdrawal	5,000,000	(10,000,000)	—
Borrowings from bridge loan	—	—	36,672,481
Repayments from bridge loan	—	(8,000,000)	(28,672,481)
Repurchase of common stock	(15,090,244)	(1,216,746)	—
Share exchange	—	—	(7,427)
Financing fees paid	(225,868)	(1,885,808)	(533,746)
Distributions paid to shareholders	(12,019,345)	(15,770,729)	(12,026,059)
Repurchases of common stock under dividend reinvestment plan	(283,120)	(328,509)	(233,465)

Net cash used in financing activities	(57,618,577)	(92,201,792)	(14,800,697)

Net change in cash and cash equivalents for the year	91,160,079	(97,407)	(6,860,897)

Cash and cash equivalents, beginning of year	$10,214,160	$10,311,567	$17,172,464

Cash and cash equivalents, end of year	$101,374,239	$10,214,160	$10,311,567

(1) For the year ended October 31, 2017 and October 31, 2016, proceeds from equity investments includes $1.0 milion and $173,667 from escrow receivables, net of reserves, respectively.

During the year ended October 31, 2017, 2016 and 2015  MVC Capital, Inc. paid $8,391,138, $8,508,648 and $8,968,280 in interest expense, respectively.

During the year ended October 31, 2017, 2016 and 2015 MVC Capital, Inc. paid $1,278, $1,655 and $1,823 in income taxes, respectively.

Non-cash activity:

During the year ended October 31, 2017, 2016 and 2015, MVC Capital, Inc. recorded payment in kind dividend and interest of $1,875,578, $7,100,750 and $2,266,596, respectively. This amount was added to the principal balance of the investments and recorded as dividend/interest income.

During the year ended October 31, 2017, 2016 and 2015, the Company issued 29,335, 41,737 and 24,783 shares of common stock to satisfy the dividend reinvestment plan.

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

On July 5, 2017, the Company received gross consideration for its investment in U.S. Gas valued at approximately $127.4 million, including approximately $11.0 million for the repayment of its two outstanding loans from the Company. The fair value of the consideration received by the Company for its equity investment in U.S. Gas was $116.4 million. As a result of the gross consideration received, the Company realized a gain of approximately $115.9 million. The $116.4 million is comprised of: (i) cash of approximately $50.0 million; (ii) 9.5% second-lien callable notes due in July 2025 with a face amount of approximately $40.5 million (before certain post-closing and indemnification adjustments, if any); and (iii) 3,282,982 Crius trust units valued at approximately $25.9 million at the time of closing.

On October 26, 2017, the Company exchanged its common equity interest in SGDA Europe for a $1.2 million first lien note, resulting in a realized loss of approximately $27.5 million.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Changes in Net Assets

	For the Year Ended	For the Year Ended	For the Year Ended
	October 31, 2017	October 31, 2016	October 31, 2015

Operations:
Net operating (loss) gain	$(5,598,822)	$19,327,746	$9,296,816
Net realized gain (loss) on investments	89,895,631	(45,157,415)	3,700,260
Net change in unrealized (depreciation) appreciation on investments	(56,972,810)	28,627,844	(50,557,496)

Net increase (decrease) in net assets from operations	27,323,999	2,798,175	(37,560,420)

Shareholder Distributions from:
Income	(9,738,519)	(16,099,238)	(9,296,816)
Realized gain	—	—	(2,962,708)
Return of capital	(2,563,946)	—	—

Net decrease in net assets from shareholder distributions	(12,302,465)	(16,099,238)	(12,259,524)

Capital Share Transactions:
Issuance of common stock under dividend reinvestment plan	283,120	328,509	233,465
Repurchase of common stock under dividend reinvestment plan	(283,120)	(328,509)	(233,465)
Provision for share exchange	—	—	(7,427)
Repurchase expenses	(90,251)	—	—
Repurchase of common stock	(14,999,993)	(1,216,746)	—

Net decrease in net assets from capital share transactions	(15,090,244)	(1,216,746)	(7,427)

Total increase (decrease) in net assets	(68,710)	(14,517,809)	(49,827,371)

Net assets, beginning of year	279,557,778	294,075,587	343,902,958

Net assets, end of year	$279,489,068	$279,557,778	$294,075,587

Common shares outstanding, end of year	21,114,105	22,556,412	22,702,821

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

	For the	For the	For the	For the	For the
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	October 31, 2017	October 31, 2016	October 31, 2015	October 31, 2014	October 31, 2013

Net asset value, beginning of year	$12.39	$12.95	$15.15	$16.63	$16.14

Income from operations:
Net operating (loss) income	(0.25)	0.85	0.41	0.07	0.06
Net realized and unrealized gain (loss) on investments	1.47	(0.73)	(2.07)	(0.95)	0.76

Total gain (loss) from investment operations	1.22	0.12	(1.66)	(0.88)	0.82

Less distributions from:
Income	(0.44)	(0.71)	(0.41)	(0.07)	(0.46)
Realized gain	—	—	(0.13)	(0.47)	—
Return of capital	(0.12)	—	—	—	(0.08)

Total distributions	(0.56)	(0.71)	(0.54)	(0.54)	(0.54)

Capital share transactions
Dilutive effect of share issuance	—	—	—	(0.10)	—
Anti-dilutive effect of share repurchase program	0.19	0.03	—	0.04	0.21

Total capital share transactions	0.19	0.03	—	(0.06)	0.21

Net asset value, end of year	$13.24	$12.39	$12.95	$15.15	$16.63

Market value, end of year	$10.70	$8.69	$8.32	$11.27	$13.83

Market discount	(19.18)%	(29.86)%	(35.75)%	(25.61)%	(16.84)%

Total Return - At NAV (a)	11.54%	1.26%	(11.08)%	(5.75)%	6.52%

Total Return - At Market (a)	30.39%	14.32%	(21.85)%	(14.97)%	16.65%

Ratios and Supplemental Data:

Portfolio turnover ratio	4.26%	13.74%	15.19%	14.16%	25.20%

Net assets, end of year (in thousands)	$279,489	$279,558	$294,076	$343,903	$376,086

Ratios to average net assets:
Expenses including tax expense	9.03%	6.35%	4.54%	5.04%	6.19%
Expenses excluding tax expense	9.03%	6.35%	4.54%	5.04%	6.19%

Net operating (loss) income before tax expense	(1.97)%	6.81%	2.93%	0.44%	0.39%
Net operating (loss) income after tax expense	(1.97)%	6.81%	2.93%	0.44%	0.39%

Ratios to average net assets excluding waivers:
Expenses including tax expense	9.63%	7.43%	4.59%	5.08%	6.23%
Expenses excluding tax expense	9.63%	7.43%	4.59%	5.08%	6.23%

Net operating (loss) income before tax expense	(2.57)%	5.74%	2.89%	0.40%	0.35%
Net operating (loss) income after tax expense	(2.57)%	5.74%	2.89%	0.40%	0.35%

(a) Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the year.

(b) Supplemental Ratio information

Ratios to average net assets: (b)
Expenses excluding incentive compensation	7.07%	7.07%	7.62%	6.35%	5.17%
Expenses excluding incentive compensation, interest and other borrowing costs	3.45%	3.47%	4.39%	3.75%	3.39%

Net operating income (loss) before incentive compensation	0.00%	6.09%	(0.15)%	(0.87)%	1.41%
Net operating income before incentive compensation, interest and other borrowing costs	3.62%	9.69%	3.08%	1.73%	3.19%

Ratios to average net assets excluding waivers: (b)
Expenses excluding incentive compensation	7.67%	8.15%	7.67%	6.40%	5.21%
Expenses excluding incentive compensation, interest and other borrowing costs	4.05%	4.55%	4.44%	3.79%	3.43%

Net operating income (loss) before incentive compensation	(0.60)%	5.02%	(0.19)%	(0.92)%	1.37%
Net operating income before incentive compensation, interest and other borrowing costs	3.02%	8.62%	3.04%	1.69%	3.15%

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Notes to Consolidated Financial Statements
October 31, 2017

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

During fiscal year ended October 31, 2014, MVC Turf, Inc. (“MVC Turf”) was consolidated with the Company as MVC Turf is an MVC wholly-owned holding company. The consolidation of MVC Turf did not have any material effect on the financial position or net results of operations of the Company.  On March 7, 2017, the Company exchanged its shares of MVC Turf, the holding company that owned the Company’s LLC interest in Turf Products, for approximately $3.8 million of additional subordinated debt in Turf Products.  Prior to the exchange, the Company also received a distribution from MVC Turf of approximately $323,000. The impact of the deconsolidation of MVC Turf on the Company’s financial condition and results of operations was immaterial.  As of October 31, 2017, MVC Turf is no longer consolidated with the Company.

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

Recent Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). ASU 2014-09 addresses the reporting of revenue by most entities and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14 that defers the effective date of ASU 2014-09 for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early application is not permitted for public business entities.  On December 27, 2016, the FASB issued ASU 2016-20 to make various amendments to Topic 606, going into effect for years beginning after December 15, 2017.  The Company does not expect the standard, when adopted, to have a material impact on the financial condition, results of operations or net assets.

In August 2014, FASB issued ASU 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The standard requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter, and early adoption is permitted. This update has had no impact on the Company’s financial condition or results of operations.

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

At October 31, 2017 and October 31, 2016, approximately 64.61% and 81.37%, respectively, of total assets represented investments in portfolio companies recorded at fair value (“Fair Value Investments”).

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

Cash Equivalents - For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all money market and all highly liquid temporary cash investments purchased with an original maturity of less than three months to be cash equivalents. The Company places its cash and cash equivalents with financial institutions and cash held in bank accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit.  As of October 31, 2017, the Company had approximately $1.0 million in cash equivalents, approximately $5.3 million in restricted cash and approximately $100.4 million in cash totaling approximately $106.7 million.  Of the $100.4 million in cash and cash equivalents, approximately $1.1 million was held by MVC Cayman.  As of October 31, 2016, the Company had approximately $395,000 in cash equivalents, approximately $10.8 million in restricted cash and approximately $9.8 million in cash totaling approximately $21.0 million.    Of the $9.8 million in cash, approximately $328,000 was held by MVC Turf and approximately $1.1 million was held by MVC Cayman.

Restricted Cash and Cash Equivalents - Cash and cash equivalent accounts that are not available to the Company for day—to-day use and are legally restricted are classified as restricted cash. Restricted cash and cash equivalents are carried at cost, which approximates fair value.  During the fiscal year ended October 31, 2016, the Company agreed to cash collateralize a $500,000 working capital line of credit for an entity partially owned by MVC Environmental and a $300,000 letter of credit for RuMe.  The Company also had restricted cash of $10.0 million related to the compensating balance for Credit Facility III.  During the fiscal year ended October 31, 2017, the cash collateral securing the MVC Environmental working capital line of credit was released and a new credit facility was entered into secured by a $1.0 million letter of credit.  The $1.0 million letter of credit for MVC Environmental is collateralized by the Company’s Credit Facility III.  The cash securing the $300,000 letter of credit for RuMe is classified as restricted cash on the Company’s Consolidated Balance Sheets as of October 31, 2017. Also as of October 31. 2017, the Company had restricted cash of $5.0 million related to the compensating balance for Credit Facility III, reduced from $10.0 million in fiscal year 2016.

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

Revision of Previously Issued Financial Statements related to Restricted Cash - During the fourth quarter of 2017, we corrected an error in our accounting for compensating balances associated with our revolving borrowing base Credit Facility III.  We have concluded the error was deemed immaterial as it did not impact, in any way, the reported net asset value of the Company. We determined that the compensating balance arrangement legally restricts the use of cash pledged under such arrangement.  We have corrected our consolidated balance sheet as of October 31, 2016 and cash flows from financing activities for the year ended October 31, 2016 to account for the adjustment between Cash and Restricted Cash in the amount of $10,000,000. The amount of the compensating balance decreased to $5,000,000 in June 2017 when certain liquidity thresholds were met. We have concluded that the error is immaterial to the annual consolidated financial statements, which were included in our Annual Report on Form 10-K for the year ended October 31, 2016, and our interim reports on Form 10-Q for the quarters ended January 31, 2017, April 30, 2017, and July 31, 2017. We have revised our consolidated financial statements as of October 31, 2016 and for the year then ended presented in this Annual Report on Form 10-K and will revise our previously issued financial statements to correct this error when the financial statements are presented in future periodic filings.   The compensating balance amounts were disclosed in the footnotes to the financial statements in all periods referenced above.   There were no borrowings outstanding on Credit Facility III at October 31, 2016 or October 31, 2017.

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

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. There were no uncertain tax positions as of October 31, 2017 that needed to be recorded or disclosed on the financial statements.  The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the fiscal year ended October 31, 2017, the Company did not incur any interest or penalties.  Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS.  The fiscal years 2014, 2015, 2016 and 2017 for the Company and MVCFS remain subject to examination by the federal, state and local tax authorities.

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

On various dates, TTG Advisers and the Company entered into annual agreements to extend the expense cap of 3.5% to the 2011, 2012, 2013 and 2014 fiscal years (“Expense Limitation Agreement”).  The Company and the Adviser agreed to continue the expense cap into fiscal year 2015 and fiscal year 2016, though they lowered the expense cap to 3.25% and modified the methodology so that the cap is applied to limit the Company’s ratio of expenses to total assets less cash (the “Modified Methodology”), consistent with the asset level used to calculate the base management fee. (The expenses covered by the cap remain unchanged.)  On October 28, 2016, the Board of Directors, including all of the Independent Directors, approved the renewal of the Advisory Agreement for the 2017 fiscal year. Further, the Adviser agreed to continue to waive a portion of the base management fee so that it is reduced to 1.50% for fiscal year 2017. In March 2016, the Adviser agreed to modify its prior agreement to waive, effective November 1, 2015, the first $1.0 million of capital gains incentive fee due under the Advisory Agreement, such that the $1.0 million waiver of incentive fee would be applied to any incentive fee due under the agreement, whether it is a capital gains incentive fee or net operating income incentive fee.  Furthermore, the Company and the Adviser, similar to fiscal year 2016, agreed on an expense cap for fiscal year 2017 of 3.25% under the Modified Methodology.  For fiscal year 2018, the Adviser has agreed to continue the 3.25% expense cap under the Modified Methodology. The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2010 through 2017, TTG Advisers voluntarily agreed to extend the Voluntary Waiver.  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  As of October 31, 2017, the Company did not have an investment in an exchange traded fund.    In addition, the Adviser has agreed, effective November 1, 2017, to a revised management fee structure that ties management fees to the NAV discount3 as follows: (A) If the Company’s NAV discount is greater than 20%, the management fee for the current quarter is reduced to 1.25%; (B) If the NAV discount is between 10% and 20%, the management fee will be 1.50%; and (C) If the NAV discount is less than 10% or eliminated, the 1.50% management fee would be re-examined, but in no event would it exceed 1.75%.

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

Management and portfolio fees (e.g., closing or monitoring fees) generated by the PE Fund (including its portfolio companies) that are paid to the GP are classified on the Consolidated Statements of Operations as Management fee income - Asset Management and Portfolio fee income - Asset Management, respectively.  The portion of such fees that the GP pays to TTG Advisers (in

3  All NAV discount calculations are arrived at by taking the average daily discount to NAV for a quarter (i.e., the discount to the most recently determined NAV per share at which the Company stock price closes on any given day for the quarter based on the prior fiscal quarter’s NAV per share).

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

At October 31, 2014, the provision for estimated incentive compensation was approximately $14.7 million. During the fiscal year ended October 31, 2015, the provision for incentive compensation was decreased by a net amount of approximately $9.7 million to approximately $5.0 million.  The net decrease in the provision for incentive compensation during the fiscal year ended October 31, 2015 primarily reflects the Valuation Committee’s determination to decrease the fair values of sixteen of the Company’s portfolio investments (Custom Alloy, NPWT, BAC, SIA Tekers Invest (“Tekers”), PrePaid Legal, Centile, Biovation, Inland, MVC Automotive, Ohio Medical, SGDA Europe, Security Holdings, JSC Tekers, Morey’s, Velocitius and Equus) by a total of approximately $58.2 million.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of five of the Company’s portfolio investments (Turf, RuMe, Biogenic, Advantage Insurance and SCSD) by a total of approximately $4.3 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $4.7 million due to a PIK distribution, which was treated as a return of capital.  For the fiscal year ended October 31, 2015, no incentive compensation was paid.  On July 5, 2017 and as discussed in “Realized Gains and Losses on Portfolio Securities,” the Company realized a gain of $115.9 million from the sale of U.S. Gas (the U.S. Gas Sale”). Under the Advisory Agreement, this transaction triggered an incentive compensation payment obligation to TTG Advisers, which payment, under the Advisory Agreement, is not required to be made until soon after the completion of the audit of the fiscal 2017 financials in this Report. The fiscal 2017 incentive fee payment obligation to TTG Advisers is approximately $4.4 million. The Adviser has voluntarily agreed to defer the timing for collection of the portion of this payment obligation attributable to the portions of the proceeds of the U.S. Gas Sale not represented by cash proceeds (the “Deferred Portion”).  There has not been a definitive determination as to the timing of the ultimate collection of the Deferred Portion.  Also, for the fiscal year ended October 31, 2015, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.

At October 31, 2015, the provision for estimated incentive compensation was approximately $5.0 million.  During the fiscal year ended October 31, 2016, this provision for incentive compensation was decreased by a net amount of approximately $3.0 million to approximately $1.9 million, including both the net operating income portion of the incentive fee and the capitals gains portion of the incentive fee.  The net decrease in the provision for incentive compensation during the fiscal year ended October 31, 2016 primarily reflects the Valuation Committee’s determination to decrease the fair values of sixteen of the Company’s portfolio investments (Custom Alloy, MVC Automotive, Security Holdings, SGDA Europe, Tekers, Turf, JSC Tekers, RuMe, BAC, Biogenics, Morey’s, Ohio Medical, Equus, Legal Solutions, MVC Environmental and Initials by a total of approximately $32.0 million.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of ten of the Company’s portfolio investments (NPWT, Centile, SCSD, Agri-Carriers, RX, U.S. Gas, Advantage, Thunderdome, U.S. Tech and Vestal) by a total of approximately $8.5 million.  For the fiscal year ended October 31, 2016, no incentive compensation was paid.  For the quarter ended April 30, 2016, a $2.1 million provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income exceeded the hurdle rate.  In March 2016, the Adviser agreed to modify its prior agreement to waive, effective November 1, 2015, the first $1.0 million of capital gains incentive fee due under the Advisory Agreement, such that the $1.0 million waiver of incentive fee would be applied to any incentive fee due under the agreement, whether it is a capital gains incentive fee or net operating income incentive fee.  As such, a $1.0 million incentive fee waiver was recorded during the quarter ended April 30, 2016 resulting in a net $1.1 million provision being recorded for the net operating income portion of the incentive fee.  Also, for the quarter ended October 31, 2016, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income for the quarter did not exceed the hurdle rate.

At October 31, 2016, the provision for estimated incentive compensation was approximately $1.9 million.  During the fiscal year ended October 31, 2017, this provision for incentive compensation was increased by a net amount of approximately $4.5 million to approximately $6.4 million, including both the pre-incentive fee net operating income and the capitals gains incentive fee.  The net increase in the provision for incentive compensation during the fiscal year ended October 31, 2017, primarily reflects the realized gain from the sale of U.S. Gas above the October 31, 2016 fair value which was partially offset by the realized loss on the sale of SGDA Europe and also reflects the Valuation Committee’s determination to increase the fair values of twelve of the Company’s portfolio investments (Advantage, Centile, Custom Alloy, Dukane, JSC Tekers, Legal Solutions, Morey’s, MVC Automotive, Pride, Quantum, U.S. Tech and Equus) by a total of approximately $14.1 million. The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of eleven of the Company’s portfolio investments (BAC, HTI, Initials, MVC Environmental, RuMe, Turf, SCSD, Vestal, Security Holdings, SGDA Europe and Crius) by a total of approximately $14.5 million.  During the fiscal year ended October 31, 2017, the Company paid the Adviser the previously accrued $1.1 million incentive fee payment related to the net operating income for the quarter ended April 30, 2016.  Also, for the quarter ended October 31, 2017, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income for the quarter did not exceed the hurdle rate.

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

For the Fiscal Year Ended October 31, 2017

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

On October 10, 2017, the Company’s Board of Directors declared a dividend of $0.15 per share.  The dividend was paid on October 31, 2017 to shareholders of record on October 24, 2017 and totaled approximately $3.2 million.

During the quarter ended October 31, 2017, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 7,611 shares of our common stock at an average price of $10.80, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

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

7.             Transactions with Other Parties

The Company has procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to the Company.  For example, the Company has a Code of Ethics that generally prohibits, among others, any officer or director of the Company from engaging in any transaction where there is a conflict between such individual’s personal interest and the interests of the Company.  As a business development company, the 1940 Act also imposes regulatory restrictions on the Company’s ability to engage in certain related-party transactions.  However, the Company is permitted to co-invest in certain portfolio companies with its affiliates to the extent consistent with applicable law or regulation and, if necessary, subject to specified conditions set forth in an exemptive order obtained from the SEC.  On August 28, 2017, the Company received an exemptive order from the SEC (the “Order”) that allows it to co-invest, subject to certain conditions, with certain affiliated private funds in first lien, second lien, mezzanine, structured debt and structured equity investments in small and middle market businesses and to undertake certain “follow-on” investments in companies in which the Fund has already co-invested pursuant to the order. The Adviser has formed the TTGA C-I LP (the “Private Fund”) & TTGA MMF LP funds, which were co-applicants for the granted exemptive relief.  During fiscal year ended October 31, 2017, there were no investments made related to this exemption.  See “Subsequent Events” for more information.  As a matter of policy, our Board has required that any related-party transaction (as defined in Item 404 of Regulation S-K) must be subject to the advance consideration and approval of the Independent Directors, in accordance with applicable procedures set forth in Section 57(f) of the 1940 Act.

The Company has receivables from portfolio companies for costs incurred by the Company related to its monitoring activities, which are expected to be collected and amounted to approximately $417,000 for 2017 and approximately $1.1 million for 2016.  The Company also pays TTG Advisers for costs incurred by TTG Advisers associated with monitoring activities related to the Company’s portfolio companies in accordance with the Advisory Agreement.

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

8.             Concentration of Market and Credit Risk

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments and escrow receivables (other than cash equivalents), which collectively represented approximately 72.69% and 85.41% of the Company’s total assets at October 31, 2017 and October 31, 2016, respectively. As discussed in Note 9, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the Company’s portfolio investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include foreign investments (which subject the Company to additional risks such as currency, geographic, demographic and operational risks), entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.  Additionally, we are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate.  As of October 31, 2017, the fair value of our largest investment, Crius, including its wholly-owned indirect subsidiary U.S. Gas, comprised 15.3% of our total assets and 22.0% of our net assets.  The Company’s investments in short-term securities are generally in U.S. government securities, with a maturity of greater than three months but generally less than one year or other high quality and highly liquid investments.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents.

The following table shows the portfolio composition by industry grouping at fair value as a percentage of net assets as of October 31, 2017 and October 31, 2016.

	October 31, 2017	October 31, 2016
Energy Services	22.02%	35.83%
Electrical Engineering	12.92%	12.47%
Automotive Dealerships	7.96%	5.60%
Manufacturer of Pipe Fittings	7.69%	7.42%
Private Equity	6.53%	9.23%
Food Services	6.37%	5.43%
Consumer Products	5.13%	5.28%
Business Services	4.14%	3.90%
Regulated Investment Company	3.88%	2.97%
Electronics Component Manufacturing	3.49%	3.46%
Software	3.28%	2.75%
Insurance	3.19%	2.97%
Distributor - Landscaping and Irrigation Equipment	2.71%	2.77%
Welding Equipment Manufacturer	2.62%	2.53%
Specialty Chemicals	2.52%	2.91%
Environmental Services	2.17%	3.33%
Electronics Manufacturing and Repair	1.99%	1.81%
Technology Investment - Financial Services	1.93%	2.12%
Government Services	1.75%	0.00%
Real Estate Management	1.50%	1.33%
Iron Foundries	0.88%	2.75%
Manufacturer of Plastics Parts	0.00%	3.60%
Renewable Energy	0.00%	5.42%
Manufacturer of Equipment Components	0.00%	1.83%
Restaurants	0.00%	1.08%
Manufacturer of Laminate Material and Composites	0.00%	0.03%
Port Facilities	0.00%	0.00%
	104.67%	128.82%

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•                  Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date.  We valued two of our investments using Level 1 inputs as of October 31, 2017.

•                  Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly or other inputs that are observable or can be corroborated by observable market data. Additionally, the Company’s interests in Investment Vehicles that can be withdrawn by the Company at the net asset value reported by such Investment Vehicle as of the measurement date, or within six months of the measurement date, are generally categorized as Level 2 investments.  We did not have a Level 2 investment as of October 31, 2017.  We valued our U.S. Treasury obligations using Level 2 inputs as of October 31, 2016.

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

The following fair value hierarchy table sets forth our investment portfolio by level as of October 31, 2017 and 2016 (in thousands):

	October 31, 2017
	Level 1	Level 2	Level 3	Investment measured at NAV	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$153,271	$—	$153,271
Common Stock	31,869	—	5,937	—	37,806
Preferred Stock	—	—	25,725	—	25,725
Warrants	—	—	1,403	—	1,403
Common Equity Interest	—	—	56,068	—	56,068
LP Interest of the PE Fund	—	—	—	17,805	17,805
GP Interest of the PE Fund	—	—	—	448	448
Guarantees and letters of credit	—	—	(551)	—	(551)
Total	$31,869	$—	$241,853	$18,253	$291,975

	October 31, 2016
	Level 1	Level 2	Level 3	Investment measured at NAV	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$141,893	$—	$141,893
Common Stock	8,311	—	9,524	—	17,835
Preferred Stock	—	—	115,195	—	115,195
Warrants	—	—	1,886	—	1,886
Common Equity Interest	—	—	53,811	—	53,811
LP Interest of the PE Fund	—	—	—	25,167	25,167
GP Interest of the PE Fund	—	—	—	631	631
LLC Interest	—	—	3,992	—	3,992
Guarantee	—	—	(291)	—	(291)
Escrow Receivable	—	—	9,152	—	9,152
Short-term investments	—	34,992	—	—	34,992
Total Investments, net	$8,311	$34,992	$335,162	$25,798	$404,263

A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.  Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur.  During the fiscal year ended October 31, 2017 and October 31, 2016, there were no transfers in and out of Level 1 or 2.

The following tables set forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the fiscal years ended October 31, 2017 and October 31, 2016 (in thousands):

	Balances, November 1, 2016	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, October 31, 2017	Total Loss for the Year Included in Earnings Attibutable to the Change in Unrealized Appreciation (Depreciation) on Investments held as of October 31, 2017
Senior/Subordinated Loans and credit facilities	$141,893	$(28)	$497	$1,374	$58,736	$(49,201)	$—	$153,271	$899
Common Stock	9,524	(6,398)	6,408	(3,023)	59	(633)	—	5,937	(2,914)
Preferred Stock	115,195	110,874	(85,161)	(103)	—	(115,080)	—	25,725	(103)
Warrants	1,886	333	(358)	1,315	—	(1,773)	—	1,403	348
Common Equity Interest	53,811	(27,545)	27,288	2,716	1,128	(1,330)	—	56,068	3,147
LLC Interest	3,992	609	(456)	—	—	(4,145)	—	—	—
Guarantees and letters of credit	(291)	—	13	(273)	—	—	—	(551)	(274)
Escrow Receivable	9,152	1,262	—	—	—	(10,414)	—	—	—
Total	$335,162	$79,107	$(51,769)	$2,006	$59,923	$(182,576)	$—	$241,853	$1,103

	Balances, November 1, 2015	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, October 31, 2016	Total Loss for the Year Included in Earnings Attibutable to the Change in Unrealized Appreciation (Depreciation) on Investments held as of October 31, 2016
Senior/Subordinated Loans and credit facilities	$138,471	$(12,151)	$13,218	$(7,504)	$52,631	$(42,772)	$—	$141,893	$(9,248)
Common Stock	7,953	(16,993)	16,993	(1,508)	3,081	(2)	—	9,524	(7,058)
Preferred Stock	149,026	(14,671)	14,052	4,736	—	(37,948)	—	115,195	70,974
Warrants	1,661	(1,111)	1,111	(504)	729	—	—	1,886	536
Common Equity Interest	69,677	—	—	(16,153)	1,599	(1,312)	—	53,811	(79,849)
LLC Interest	3,992	—	—	—	—	—	—	3,992	456
Guarantees	(41)	—	—	(250)	—	—	—	(291)	(291)
Escrow Receivable	293	(534)	—	—	11,014	(1,621)	—	9,152	—
Total	$371,032	$(45,460)	$45,374	$(21,183)	$69,054	$(83,655)	$—	$335,162	$(24,480)

(1)     Included in net realized gain (loss) on investments in the Consolidated Statements of Operations.

(2)     Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities disposed of during the fiscal year ended October 31, 2017 and October 31, 2016, respectively.

(3)     Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities held at October 31, 2017 and October 31, 2016, respectively.

(4)     Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for new securities.  For the fiscal year ended October 31, 2017 and October 31, 2016, a total of approximately $1.9 million and $7.1 million, respectively, of PIK interest and dividends and amortization of discounts and fees are included.

(5)     Includes decreases in the cost basis of investments resulting from principal repayments or sales.

In accordance with ASU 2011-04, the following table summarizes information about the Company’s Level 3 fair value measurements as of October 31, 2017 and October 31, 2016 (Fair Value is disclosed in thousands):

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range		Weighted
	10/31/2017	Valuation technique	Unobservable input	Low	High	average (a)

Common Stock (c) (d)	$5,937	Adjusted Net Asset Approach	Real Estate Appraisals	N/A	N/A	N/A

		Market Approach	Revenue Multiple	1.3x	1.3x	1.3x
			Forward EBITDA Multiple	5.8x	7.0x	7.0x

Senior/Subordinated loans	$153,271	Market Approach	EBITDA Multiple	5.5x	8.5x	7.3x
and credit facilities (b) (d)			Forward EBITDA Multiple	5.8x	7.0x	6.6x
			Revenue Multiple	1.3x	1.3x	1.3x

		Income Approach	Required Rate of Return	8.5%	22.5%	13.3%
			Discount Rate	15.3%	19.1%	17.3%
			Perpetual Growth Rate of Free Cash Flow	3.0%	3.0%	3.0%

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A	N/A	N/A

Common Equity Interest	$56,068	Market Approach	Revenue Multiple	2.0x	2.0x	2.0x
			Forward EBITDA Multiple	6.0x	6.0x	6.0x
			EBITDA Multiple	5.5x	7.0x	6.5x

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A	N/A	N/A

		Income Approach	Discount Rate	13.0%	17.6%	13.8%
			Perpetual Growth Rate of Free Cash Flow	3.0%	3.0%	3.0%

Preferred Stock (c)	$25,725	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%
			Real Estate Appraisals	N/A	N/A	N/A

		Market Approach	Revenue Multiple	1.3x	1.3x	1.3x
			% of AUM	0.73%	0.73%	0.73%
			Illiquidity Discount	30.0%	30.0%	30.0%
			Multiple of Book Value	1.0x	1.0x	1.0x
			EBT Multiple	14.0x	14.0x	14.0x
			Discount to Letter of Intent	0.0%	0.0%	0.0%

		Income Approach	Discount Rate	15.7%	15.7%	15.7%
			Perpetual Growth Rate of Free Cash Flow	2.5%	2.5%	2.5%

Warrants	$1,403	Market Approach	Revenue Multiple	1.3x	1.3x	1.3x

Guarantees / Letters of Credit	$(551)	Income Approach	Discount Rate	19.1%	20.0%	20.0%

Total	$241,853

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

For the Fiscal Year Ended October 31, 2017

During the fiscal year ended October 31, 2017, in connection with the sale of U.S. Gas, the Company received securities that totaled approximately $66.4 million (based on values determined as of July 5, 2017).  The securities were received from U.S. Gas ($40.5 million) and Crius ($25.9 million).  The Company also made one new investment in Highpoint ($5.0 million).

During the fiscal year ended October 31, 2017, the Company made 6 follow-on investments in 4 existing portfolio companies that totaled approximately $7.5 million.  On November 9, 2016, the Company invested approximately $59,000 in MVC Environmental and received an additional 30 shares of common stock.  On December 1, 2016, the Company loaned an additional $500,000 to U.S. Tech increasing the total amount outstanding to $5.5 million.  On December 13, 2016, the Company loaned an additional $475,000 to MVC Automotive increasing the amount outstanding on the bridge loan to approximately $3.8 million.  The maturity date was also extended to December 31, 2017.  On April 3, 2017, the Company loaned Security Holdings approximately $4.1 million in the form of a bridge loan with an interest rate of 5% and a maturity date of December 31, 2019.  On May 3, 2017, the Company invested approximately $1.1 million in MVC Automotive for additional common equity and loaned MVC Automotive approximately $1.1 million, increasing the amount outstanding on the bridge loan to approximately $4.9 million.  The maturity date was also extended to June 30, 2018.  On October 2, 2017, the Company loaned Security Holdings an additional $150,000, increasing the amount outstanding on the loan to approximately $4.2 million.

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

On July 5, 2017, the Company received gross consideration for its investment in U.S. Gas valued at approximately $127.4 million, including approximately $11.0 million for the repayment of its two outstanding loans from the Company. The fair value of the consideration received by the Company for its equity investment in U.S. Gas was $116.4 million. As a result of the gross consideration received, the Company realized a gain of approximately $115.9 million. The $116.4 million is comprised of: (i) cash of approximately $50.0 million; (ii) 9.5% second-lien callable notes due in July 2025 with a face amount of approximately $40.5 million (before certain post-closing and indemnification adjustments, if any); and (iii) 3,282,982 Crius trust units valued at approximately $25.9 million on the date of closing. In addition to the approximately $116.4 million proceeds that the Company received from the sale of U.S. Gas to Crius (pre-indemnification and pre- working capital true-up), the Company also received $1.48 million in cash to hold in its capacity as Holder Representative (of the U.S. Gas selling shareholders). This $1.48 million cash received by the Company will be used to pay, over time, for legal costs, potential settlements, true-up payments, etc. on behalf of the U.S. Gas selling shareholders.    Since the Company expects the $1.48 million to be fully used for legal costs, settlements and true-up payments, on behalf of the U.S. Gas selling shareholders, the Company has reserved in full against all proceeds received.  If there are any excess proceeds, once all costs and payments associated with the transaction have been made, the excess proceeds will be split amongst the non-legacy U.S. Gas selling shareholders on a pro-rata basis.

On July 20, 2017, Pride repaid its loan in full totaling approximately $5.1 million, including all accrued interest.

On August 29, 2017, the Company realized a loss of approximately $5.0 million on the sale of the Actelis common stock back to the company.

On September 19, 2017, Quantum repaid its loan in full, including all accrued interest.  At the same time, the Company sold the Quantum warrant resulting in a realized gain of approximately $540,000.

On September 29, 2017, the Company realized a loss of approximately $3.7 million on the sale of the Mainstream common stock back to the company.

On October 18, 2017, the Company realized a loss of approximately $785,000 on the sale of the BAC common stock.

On October 26, 2017, the Company exchanged its common equity interest in SGDA Europe for a $1.2 million first lien note, resulting in a realized loss of approximately $27.5 million.

During the fiscal year ended October 31, 2017, Initials made a principal payment of approximately $69,000.

During the fiscal year ended October 31, 2017, the Company recorded a distribution of approximately $330,000 from Security Holdings, which was recorded as a return of capital.

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

During the quarter ended October 31, 2017, the Valuation Committee increased the fair value of the Company’s investments in: Advantage preferred stock by approximately $98,000, Custom Alloy unsecured loan by approximately $189,000 and second lien loan by approximately $807,000,  Centile equity interest by $306,000, HTI loan by approximately $7,000, JSC Tekers preferred stock by approximately $19,000, Legal Solutions loan by approximately $1,000, Turf loan by approximately $71,000, MVC Automotive equity interest by approximately $1.1 million, RuMe warrant by approximately $420,000 and guarantee by approximately $20,000 and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $275,000.  In addition, increases in the cost basis and fair value of the loans to HTI, Legal Solutions, Morey’s, RuMe and Dukane were due to the capitalization of PIK interest totaling $470,290.  The Valuation Committee also decreased the fair value of the Company’s investments in:  Foliofn preferred stock by $241,000, Initials loan by approximately $54,000, RuMe series C preferred stock by approximately $398,000, series B-1 preferred stock by approximately $52,000, common stock by approximately $88,000 and letter of credit by approximately $345,000, Security Holdings equity interest by approximately $3.5 million, MVC Environmental letter of credit by approximately $9,000 and loan by approximately $921,000.

During the fiscal year ended October 31, 2017, the Valuation Committee increased the fair value of the Company’s investments in: Advantage preferred stock by approximately $593,000, Centile equity interest by $1.4 million, Custom Alloy unsecured loan by approximately $876,000, Dukane loan by approximately $73,000, JSC Tekers preferred stock by approximately $466,000, Legal Solutions loan by approximately $244,000, Morey’s loan by approximately $2.7 million, MVC Automotive equity interest by approximately $3.9 million, Pride loan by approximately $51,000, Quantum loan by approximately $323,000 and warrant by approximately $1.0 million, U.S. Tech loan by $5,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.7 million, Turf guarantee by approximately $3,000, RuMe warrants by approximately 348,000 and guarantee by approximately $81,000.  The Valuation Committee also increased the Ohio Medical escrow by approximately $301,000 that was recorded as a realized gain.  In addition, increases in the cost basis and fair value of the loans to Vestal, HTI, Legal Solutions, MVC Environmental, FDS, RuMe, Dukane and U.S. Gas were due to the capitalization of PIK interest totaling $1,875,578.  The Valuation Committee also decreased the fair value of the Company’s investments in: BAC common stock by approximately $55,000, Custom Alloy second lien loan by approximately $144,000, Foliofn preferred stock by $533,000, Initials loan by approximately $444,000, MVC Environmental common stock by approximately $1.7 million, loan by approximately $2.0 million and letter of credit by approximately $9,000, RuMe series B-1 preferred stock by approximately $9,000, series C preferred stock by approximately $619,000, common stock by approximately $137,000 and letter of credit by approximately $345,000, Turf loan by approximately $14,000, HTI loan by approximately $112,000, SCSD common stock by $1.1 million, Vestal loan by approximately $57,000, common stock by approximately $54,000 and warrant by approximately $62,000, Security Holdings equity interest by approximately $3.0 million and the SGDA Europe common equity interest by approximately $431,000.

At October 31, 2017, the fair value of all portfolio investments, exclusive of escrow receivables, was $292.5 million with a cost basis of $363.2 million.  At October 31, 2017, the fair value and cost basis of Legacy Investments was $5.4 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $287.1 million and $348.2 million, respectively.  At October 31, 2016, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $360.1 million with a cost basis of $374.7 million.  At October 31, 2016, the fair value and cost basis of Legacy Investments was $5.9 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $354.2 million and $350.9 million, respectively.

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

10.          Commitments and Contingencies

Commitments to/for Portfolio Companies

At October 31, 2017 and October 31, 2016, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at October 31, 2017
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Portfolio Company	Amount Committed	Amount Funded at October 31, 2016
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Guarantees:

At October 31, 2017 and October 31, 2016, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at October 31, 2017
MVC Automotive	$6.0 million	—
RuMe	$1.0 million	—
Total	$7.0 million	—

Guarantee	Amount Committed	Amount Funded at October 31, 2016
MVC Automotive	$6.3 million	—
RuMe	$1.0 million	—
Turf	$1.0 million	—
Total	$8.3 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At October 31, 2017, the Valuation Committee estimated the combined fair values of the guarantee obligations noted above to be approximately -$551,000 or a liability of approximately $551,000.

These guarantees are further described below, together with the Company’s other commitments.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  Over time, Erste Bank, the bank extending the mortgage to MVC Automotive, increased the amount of the mortgage. The balance of the guarantee as of October 31, 2017 is approximately 5.2 million Euro (equivalent to approximately $6.0 million).

The Company guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank.  On March 7, 2017, the Company exchanged its shares of MVC Turf, the holding company which owned the Company’s LLC interest in Turf Products, for approximately $3.8 million of additional subordinated debt in Turf Products.  The Company’s guarantee was retired as a part of this recapitalization.

The Company guaranteed $1.0 million of RuMe’s indebtedness to Colorado Business Bank, which had a fair value of approximately -$197,000 or a liability of $197,000 as of October 31, 2017.  On September 22, 2017, the Company provided RuMe an additional $2.0 million letter of credit which had a fair value of approximately -$345,000 or a liability of $345,000 as of October 31, 2017.  The $2.0 million letter of credit is collateralized by the Company’s Credit Facility III (defined below).  During the fiscal year ended October 31, 2016, the Company agreed to cash collateralize a $300,000 third party letter of credit for RuMe, which is still a commitment of the Company as of October 31, 2017.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  The investment period related to the PE Fund has ended.  Additional capital may be called for follow-on investments in existing portfolio companies of the PE Fund or to pay operating expenses of the PE Fund until the partnership is terminated.  During the fiscal year ended October 31, 2017, the Company received proceeds of approximately $12.6 million from the PE Fund related to the sale of AccuMed Corp., a portfolio company of the PE Fund.  The Company’s pro-rata share of the PE Fund’s investment in AccuMed Corp. totaled approximately $2.4 million, resulting in a realized gain of approximately $10.2 million, including escrow distributions.  As of October 31, 2017, $14.6 million of the Company’s commitment has been contributed.

During the fiscal year ended October 31, 2016, the Company agreed to cash collateralize a $500,000 working capital line of credit for an entity partially owned by MVC Environmental provided by Branch Banking and Trust Company (“BB&T”).  During the fiscal year ended October 31, 2017, the cash collateral securing the MVC Environmental working capital line of credit was released and a new credit facility was entered into secured by a $1.0 million letter of credit.  The $1.0 million letter of credit is collateralized by the Company’s Credit Facility III (defined below) and had a fair value of approximately -$9,000 or a liability of $9,000 as of October 31, 2017.

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

On May 3, 2013, the Company sold approximately $33.9 million of additional Senior Notes in a direct offering.  The additional Senior Notes will also mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Notes bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  As of October 31, 2017, the Senior Notes had a total outstanding amount of approximately $114.4 million; net of deferred financing fees the balance was approximately $112.6 million, with a market value of approximately $116.0 million. The market value of the Senior Notes is based on the closing price of the security as of October 31, 2017 on the New York Stock Exchange (NYSE:MVCB).  See “Subsequent Events” for more information.

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with BB&T. On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  On December 1, 2015, Credit Facility II was renewed and expired on May 31, 2016, at which time all outstanding amounts under it were due and repaid.  On June 30, 2016, Credit Facility II was renewed and reduced to a $50 million revolving credit facility, which expired on February 28, 2017, as of which time all outstanding amounts under it were due and repaid.  On February 28, 2017, Credit Facility II was renewed and increased to a $100 million revolving credit facility and expired on August 31, 2017.  On August 31, 2017, Credit Facility II was renewed and decreased to a $25 million revolving credit facility, which expires on August 31, 2018.  There was no change to the interest rate or unused fee on the revolving credit facility. The Company paid closing costs associated with this transaction of $62,500.  At October 31, 2016, the balance of Credit Facility II was $35.0 million.  During the fiscal year ended October 31, 2017, the Company’s net repayments on Credit Facility II were $35.0 million, resulting in no outstanding balance at October 31, 2017.  Credit Facility II is used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 125 basis points.  In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid closing fees, legal and other costs associated with these transactions.  These costs will be amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.  As of October 31, 2017, the Company was in compliance with all covenants related to Credit Facility II.

On December 9, 2015, the Company entered into a three-year, $50 million revolving borrowing base credit facility (“Credit Facility III”) with Santander Bank N.A. as a lender and lead agent and Wintrust Bank as a lender and syndication agent.  As of October 31, 2016 and October 31, 2017, there was no outstanding balance on Credit Facility III.  Credit Facility III can, under certain conditions, be increased up to $85 million.  The new facility bears an interest rate of LIBOR plus 3.75% or the prime rate plus 1% (at the Company’s option), and includes a 1% closing fee of the commitment amount and a 0.75% unused fee.  The compensating balance for the revolving credit facility is $5.0 million, which is reflected as restricted cash on the Company’s Consolidated balance Sheets.  As of October 31, 2017, the Company was in compliance with all covenants related to Credit Facility III.

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

11.                               Certain Issuances of Equity Securities by the Issuer and Share Repurchase Program

On April 3, 2013, the Company’s Board of Directors authorized an expanded share repurchase program to opportunistically buy back shares in the market in an effort to narrow the market discount of its shares.  The previously authorized $5 million limit has been eliminated.  Under the repurchase program, shares may be repurchased from time to time at prevailing market prices. The repurchase program does not obligate the Company to acquire any specific number of shares and may be discontinued at any time.  The following table represents open-market purchases made under our stock repurchase program for the fiscal years ended October 31, 2013 through fiscal year ended October 31, 2017.  There were no open-market repurchases made during the fiscal year ended October 31, 2017.

			Total Number of Shares
		Average Price Paid per	Purchased as Part of	Approximate Dollar Value
	Total Number of Shares	Share including	Publicly Announced	of Shares Purchased Under
Period *	Purchased	commission	Program	the Program
For the Year Ended October 31, 2013	1,299,294	$12.83	1,299,294	$16,673,207
For the Year Ended October 31, 2014	310,706	$13.24	1,610,000	$4,114,967
For the Year Ended October 31, 2015	—	—	1,610,000	—
For the Year Ended October 31, 2016	146,409	$8.31	1,756,409	$1,216,746
For the Year Ended October 31, 2017	—	—	—	—
Total	1,756,409	$12.53	1,756,409	$22,004,920

*Disclosure covering repurchases will be made through quarterly and annual reports filed with the SEC going forward.  MVC Capital’s website will no longer contain the monthly repurchase information.

TENDER OFFER

On July 21, 2017, the Company commenced a modified “Dutch Auction” tender offer (the “Tender Offer”) to purchase up to $15 million of its common stock at a price per share not less than $10.00 and not greater than $11.00 in $0.20 increments. The Company’s Tender Offer expired at 5:00 p.m., New York City time, on August 18, 2017. A total of 3,634,597 shares of the Company’s common stock were properly tendered and not properly withdrawn at or below a purchase price of $10.40 per share. In accordance with the terms and conditions of the Tender Offer, the Company accepted for payment, on a pro rata basis, at a purchase price of $10.40, 1,442,307 shares properly tendered at or below the purchase price and not properly withdrawn before the expiration date, at an aggregate cost of approximately $15.0 million, excluding fees and expenses relating to the Tender Offer.

On October 23, 2017, the Company’s Board of Directors authorized a cash tender offer to commence in November 2017 to purchase up to $25 million of its common stock.  The offer price per share will be determined prior to commencement of the offer based upon market and other factors. See “Subsequent Events” for more information.  See “Subsequent Events” for more information.

12.                               Tax Matters

Return of Capital Statement of Position (ROCSOP) Adjustment: During the year ended October 31, 2017, the Company recorded a reclassification for permanent book to tax differences. These differences were primarily due to reclassifications related to an investment in a partnership, an investment in a controlled foreign corporation and foreign currency transactions. These differences resulted in a net decrease in accumulated income of $81,332 and an increase in accumulated net realized gain of $81,332. This reclassification had no effect on net assets.

Distributions to Shareholders: The table presented below includes MVC Capital, Inc. only. The Company’s wholly-owned subsidiary MVC Financial Services, Inc. (““MVCFS”) has not been included. As of October 31, 2017, the components of accumulated earnings/ (deficit) on a tax basis were as follows:

Tax Basis Accumulated Earnings (Deficit)

Accumulated capital and other losses	$(997,548)
Undistributed Net investment Income	507,034
Undistributed Long-Term Capital Gain	—

Gross unrealized appreciation	59,057,207
Gross unrealized depreciation	(94,633,838)

Net unrealized depreciation	$(35,576,631)

Total tax basis accumulated earnings	(36,067,145)
Tax cost of investments	328,674,213

Current year distributions to shareholders on a tax basis:

Ordinary income	12,302,465
Long Term Capital Gain	—

The Company designated as long-term capital gain dividend, pursuant to Internal Revenue Code Section 852(b)(3), the amount necessary to reduce the earnings and profits of the Company related to net capital gain to zero for the tax year ended October 31, 2017.

Prior year distributions to shareholders on a tax basis:

Ordinary income	10,850,474
Long Term Capital Gain	5,248,764

On October 31, 2017, the Company had a capital loss carryforward which could be used to offset future gains of:

	Capital Loss
	Carryforward	Expiration
Short-Term Capital Loss Carryforward	$889,676	Indefinite
Long-Term Capital Loss Carryforward	$97,872	Indefinite

Qualified Dividend Income Percentage

The Company designated 56.50% of dividends declared and paid during the year ending October 31, 2017 from net investment income as qualified dividend income under the Jobs Growth and Tax Relief Reconciliation Act of 2003.

Corporate Dividends Received Deduction Percentage

Corporate shareholders may be eligible for the dividends received deduction for certain ordinary income distributions paid by the Company. The Company designated 54.11% of dividends declared and paid during the year ending October 31, 2017 from net investment income as qualifying for the dividends received deduction. The deduction is a pass through of dividends paid by domestic corporations (i.e. only equities) subject to taxation.

Qualified Interest Related Dividends Percentage

The Company designated 67.21% of dividends declared and paid during the year ending October 31, 2017 from net investment income as interest related dividends under Internal Revenue Code Section 871(k)(1)(c).

Short-Term Capital Gain Dividends Percentage

The Company designated 0% of dividends declared and paid during the year ending October 31, 2017 from ordinary income as short-term capital gain dividends under Internal Revenue Code Section 871(k)(2)(c).

13.                               Income Taxes

The Company’s wholly-owned subsidiary MVCFS is subject to federal and state income tax. For the fiscal year ended October 31, 2017, the Company recorded a tax provision of $1,920. For the fiscal year ended October 31, 2016, the Company recorded a tax provision of $1,884. For the fiscal year ended October 31, 2015, the Company recorded a tax provision of $1,756. The provision for income taxes was comprised of the following:

	Fiscal Year ended
	October 31, 2017	October 31, 2016	October 31, 2015
Current tax (benefit) expense:
Federal	$—	$—	$—
State	1,920	1,884	1,756
Total current tax (benefit) expense	1,920	1,884	1,756

Deferred tax expense (benefit):
Federal	—	—	—
State	—	—	—
Total deferred tax expense (benefit)	—	—	—

Total tax (benefit) provision	$1,920	$1,884	$1,756

The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the fiscal years ended October 31, 2017, 2016 and 2015:

	Fiscal Year Ended
	October 31, 2017	October 31, 2016	October 31, 2015
Federal income tax benefit at statutory rate	$(666,741)	$(453,199)	$(1,260,679)
State income taxes	(161,235)	(106,937)	(300,955)
Other	(537)	(413)	735
Net change to valuation allowance	830,433	562,433	1,562,655
	$1,920	$1,884	$1,756

The Company generated a net operating loss of approximately $2.0 million in the current year for federal and New York state purposes.  The net operating loss will be carried forward to offset federal taxable income in future years.  As of October 31, 2017, the Company has the following NOL available to be carried forward:

NOL - Federal	NOL – New York State	Fiscal Year of NOL	Expiration

$1,411,365	$2,284,298	October 31, 2008	October 31, 2028
$2,585,262	$2,780,861	October 31, 2009	October 31, 2029
$3,969,891	$3,968,135	October 31, 2010	October 31, 2030
$5,287,728	$5,284,207	October 31, 2011	October 31, 2031
$3,659,424	$3,656,073	October 31, 2012	October 31, 2032
$2,639,679	$2,637,924	October 31, 2013	October 31, 2033
$4,385,935	$4,384,181	October 31, 2014	October 31, 2034
$3,834,053	$3,832,297	October 31, 2015	October 31, 2035
$1,025,839	$1,023,955	October 31, 2016	October 31, 2036
$1,903,162	$1,901,242	October 31, 2017	October 31, 2037

Due to the uncertainty surrounding the ultimate utilization of these net operating losses, the Company has recorded a 100% valuation allowance against its federal and state net deferred tax assets totaling approximately $10,517,591 and $2,661,146 respectively.

Deferred income tax balances for MVCFS reflect the impact of temporary difference between the carrying amount of assets and liabilities and their tax bases and are stated at tax rates expected to be in effect when taxes are actually paid or recovered. The components of our deferred tax assets and liabilities for MVCFS as of October 31, 2017, October 31, 2016 and October 31, 2015 were as follows:

	October 31, 2017	October 31, 2016	October 31, 2015
Deferred tax assets:
Deferred revenues	$120,094	$190,018	$37,718
Net operating loss	13,080,659	12,228,831	11,793,832
Others	(22,016)	(117,383)	(95,136)
Total deferred tax assets	$13,178,737	$12,301,466	$11,736,414

Valuation allowance on Deferred revenues and Net operating loss	$(13,178,737)	$(12,301,466)	$(11,736,414)

Net deferred tax assets	$—	$—	$—

Deferred tax liabilities:
Deferred tax liabilities	—	—	—
Total deferred tax liabilities	—	—	—

Net deferred taxes	$—	$—	$—

14.                               Segment Data

The Company’s reportable segments are its investing operations as a business development company, MVC Capital, which includes MVC Cayman and MVC Turf.  MVCFS, a wholly-owned subsidiary that provides advisory, administrative and other services to the Company and its portfolio companies, is also included.

The following table presents book basis segment data for the fiscal year ended October 31, 2017:

	MVC	MVCFS	Consolidated

Interest and dividend income	$17,269,250	$3,931	$17,273,181
Fee income	167,823	1,515,252	1,683,075
Fee income - asset management	—	1,137,844	1,137,844
Other Income	—	10,000	10,000
Total operating income	17,437,073	2,667,027	20,104,100

Total operating expenses	21,619,559	5,791,045	27,410,604
Less: Waivers by Adviser	(676,838)	(1,032,764)	(1,709,602)
Total net operating expenses	20,942,721	4,758,281	25,701,002

Net operating loss before taxes	(3,505,648)	(2,091,254)	(5,596,902)

Tax expense	—	1,920	1,920
Net operating loss	(3,505,648)	(2,093,174)	(5,598,822)

Net realized gain on investments	89,642,778	252,853	89,895,631
Net unrealized depreciation on investments	(56,850,208)	(122,602)	(56,972,810)
Net increase (decrease) in net assets resulting from operations	$29,286,922	$(1,962,923)	$27,323,999

The following table presents book basis segment data for the fiscal year ended October 31, 2016:

	MVC	MVCFS	Consolidated

Interest and dividend income	$32,692,958	$4,771	$32,697,729
Fee income	50,117	3,204,833	3,254,950
Fee income - asset management	—	1,414,205	1,414,205
Total operating income	32,743,075	4,623,809	37,366,884

Total operating expenses	13,780,668	7,304,046	21,084,714
Less: Waivers by Adviser	(1,779,408)	(1,268,052)	(3,047,460)
Total net operating expenses	12,001,260	6,035,994	18,037,254

Net operating income (loss) before taxes	20,741,815	(1,412,185)	19,329,630

Tax expense	—	1,884	1,884
Net operating income (loss)	20,741,815	(1,414,069)	19,327,746

Net realized loss on investments	(45,157,415)	—	(45,157,415)
Net unrealized appreciation on investments	28,548,598	79,246	28,627,844
Net increase (decrease) in net assets resulting from operations	$4,132,998	$(1,334,823)	$2,798,175

The following table presents book basis segment data for the fiscal year ended October 31, 2015:

	MVC	MVCFS	Consolidated

Interest and dividend income	$20,402,332	$72	$20,402,404
Fee income	—	2,047,657	2,047,657
Fee income - asset management	—	1,248,721	1,248,721
Total operating income	20,402,332	3,296,450	23,698,782

Total operating expenses	7,488,126	7,062,084	14,550,210
Less: Waivers by Adviser	(150,000)	—	(150,000)
Total net operating expenses	7,338,126	7,062,084	14,400,210

Net operating income (loss) before taxes	13,064,206	(3,765,634)	9,298,572

Tax expense	—	1,756	1,756
Net operating income (loss)	13,064,206	(3,767,390)	9,296,816

Net realized gain on investments	3,700,260	—	3,700,260
Net unrealized (depreciation) appreciation on investments	(50,615,250)	57,754	(50,557,496)
Net decrease in net assets resulting from operations	$(33,850,784)	$(3,709,636)	$(37,560,420)

15.                               Selected Quarterly Data (unaudited)

	2017				2016				2015
	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):

Total operating income	$5,490	$7,305	$3,929	$3,380	$5,417	$8,005	$15,855	$8,090	$6,046	$7,524	$5,273	$4,856

Management fee	1,335	1,393	1,696	1,814	1,721	1,932	1,958	1,979	1,900	1,899	2,066	1,980
Portfolio fees - asset management	148	146	138	177	183	185	186	187	187	189	187	204
Management fee - asset management	67	67	49	62	72	60	86	101	85	77	(18)	16
Administrative	983	804	1,172	1,474	802	1,319	1,174	958	1,685	1,136	1,325	1,159
Interest, fees and other borrowing costs	2,495	2,649	2,606	2,538	2,598	2,488	2,497	2,629	2,532	2,627	2,616	2,455
Net Incentive compensation	(1,224)	5,077	985	760	577	(1,512)	1,135	(2,230)	(771)	(3,404)	(3,462)	(2,120)
Total waiver by adviser	(372)	(386)	(461)	(491)	(467)	(521)	(1,527)	(532)	(37)	(38)	(37)	(38)
Tax expense	1	—	—	1	1	—	1	—	—	1	1	—
Net operating income (loss) before net realized and unrealized gains	2,057	(2,445)	(2,256)	(2,955)	(70)	4,054	10,345	4,998	465	5,037	2,595	1,200
Net (decrease) increase in net assets resulting from operations	$(4,028)	$23,906	$3,069	$4,377	$5,279	$(3,536)	$6,046	$(4,991)	$(2,045)	$(13,959)	$(11,813)	$(9,743)
Net (decrease) increase in net assets resulting from operations per share	$(0.17)	$1.06	$0.14	$0.19	$0.23	$(0.16)	$0.26	$(0.21)	$(0.10)	$(0.61)	$(0.52)	$(0.43)
Net asset value per share	$13.24	$13.38	$12.45	$12.45	$12.39	$12.27	$12.56	$12.43	$12.95	$13.18	$13.93	$14.58

16.                               Significant Subsidiaries

We have determined that the following unconsolidated portfolio companies met the applicable conditions of significant subsidiary for the periods indicated: MVC Automotive for the fiscal year ended October 31, 2017; MVC Automotive, Tekers, Turf and Equus for the fiscal year ended October 31, 2016; and MVC Automotive and Ohio Medical for the fiscal year ended October 31, 2015.  During the fiscal year ended October 31, 2017, the Company sold its controlling stakes in Turf and Tekers and it no longer has a controlling stake in Turf or Tekers as of October 31, 2017, as a result only September 30, 2016 and September 30, 2015 financial information is included below with respect to these entities.  During the fiscal year ended October 31, 2016, the Company sold its investment in Ohio Medical, as a result only September 30, 2015 financial information is included below.

The financial information presented below for MVC Automotive as well as for Tekers, Equus and Ohio Medical, where applicable, includes summarized balance sheets as of September 30, 2017 (the last calendar quarter-end prior to October 31, 2017 for each of these companies), September 30, 2016 and September 30, 2015, and income statements for the period October 1, 2016 to September 30, 2017, October 1, 2015 to September 30, 2016 and October 1, 2014 to September 30, 2015.  The financial information presented below for Turf is based on their fiscal years ended October 31, 2016 and October 31, 2015.  The financial information below is based on unaudited financial statements and has been prepared and furnished by each portfolio company or derived from publicly available filings which, in any case, were not prepared by the Company.

	MVC Automotive	MVC Automotive	Tekers	Ohio Medical	MVC Automotive	Tekers
Balance Sheet	As of September 30,	As of September 30,	As of September 30,	As of September 30,	As of September 30,	As of September 30,
All numbers in thousands	2017	2016	2016	2015	2015	2015

Assets:
Total current assets	$48,217	$44,954	$27	$19,813	$48,358	$42
Total non-current assets	24,938	23,953	1,015	98,638	31,443	1,090
Total Assets	$73,155	$68,907	$1,042	$118,451	$79,801	$1,132

Liabilities and Sharholders Equity:
Current Liabilities	$54,859	$50,637	$623	$9 ,597	$61,465	$549
Long-term liabilities	16,319	16,497	0	44,550	20,228	0
Shareholders Equity	1,977	1,773	419	64,304	(1,892)	583
Total Liabilities and Shareholders Equity	$73,155	$68,907	$1,042	$118,451	$79,801	$1,132

	Equus	Equus	Equus
Balance Sheet	As of September 30,	As of September 30,	As of September 30,
All numbers in thousands	2017	2016	2015

Assets:
Investments in portfolio securities at fair value	$29,274	$27,665	$19,593
Cash, cash equivilents, tempory cash investments and restricted cash	30,561	42,915	32,433
Other assets	1,106	1,156	834
Total assets	$60,941	$71,736	$52,860

Liabilities:
Borrowing under margin account	$17,992	$29,998	$15,001
Other liabilities	950	232	207
Total Liabilities	$18,942	$30,230	$15,208

Net Assets	$41,999	$41,506	$37,652

	Turf	Turf
Balance Sheet	As of October 31,	As of October 31,
All numbers in thousands	2016	2015

Assets:
Total current assets	$11,283	10,171
Total non-current assets	2,712	3,426
Total Assets	$13,995	$13,597

Liabilities and Sharholders Equity:
Current Liabilities	$8,517	7,027
Long-term liablities	6,141	6,679
Shareholders Equity	(663)	(109)
Total Liablities and Shareholders Equity	$13,995	13,597

	MVC Automotive	MVC Automotive	Tekers	Ohio Medical	MVC Automotive	Tekers
	For the Period from	For the Period from	For the Period from	For the Period from	For the Period from	For the Period from
Income Statement	October 1, 2016 to	October 1, 2015 to	October 1, 2015 to	October 1, 2014 to	October 1, 2014 to	October 1, 2014 to
All numbers in thousands	September 30, 2017	September 30, 2016	September 30, 2016	September 30, 2015	September 30, 2015	September 30, 2015
Net Sales & Revenue	$173,687	$165,790	$—	$49,217	$185,664	$—
Cost of Sales	159,183	149,531	104	25,576	175,211	109
Gross Margin	14,504	16,259	(104)	23,641	10,453	(109)
Operating Expenses	14,612	17,142	6	16,707	19,806	26
Operating Income	(108)	(883)	(110)	6 ,934	(9,353)	(135)
Income Tax (Benefit)	210	89	0	633	(255)	0
Interest Expense	1,366	1,485	43	4 ,445	1,862	67
Other Expenses (Income), Net	(611)	(2,452)	7	786	(95)	58
Net Income (Loss)	$(1,073)	$(5)	$(160)	$1,070	$(10,865)	$(260)

	Equus	Equus	Equus
	For the Period from	For the Period from	For the Period from
Income Statement	October 1, 2016 to	October 1, 2015 to	October 1, 2014 to
All numbers in thousands	September 30, 2017	September 30, 2016	September 30, 2015

Investment income	$631	$778	$760
Total expenses	4,581	2,846	3,600
Net investment loss	(3,950)	(2,068)	(2,840)
Net realized gain (loss)	(9)	(9)	(2,483)
Net change in unrealized appreciation (depreciation) of portfolio securities	2,535	5,648	6,433
Net change in unrealized depreciation of portfolio securities - related party	821	283	(1,062)
Net increase (decrease) in net assets resulting from operations	$(603)	$3,854	$48

	Turf	Turf
Income Statement	For the Year Ended	For the Year Ended
All numbers in thousands	October 31, 2016	October 31, 2015

Net Sales & Revenue	$37,833	$41,856
Cost of Sales	26,385	29,215
Gross Margin	11,448	12,641
Operating Expenses	10,466	10,057
Operating Income	982	2,584
Income Tax (Benefit)	22	0
Interest Expense	857	895
Other Expenses (Income), Net	0	(23)
Net Income (Loss)	$103	$1,712

17.                               Subsequent Events

On November 8, 2017, the Company loaned an additional $1.5 million to SCSD in the form of a senior secured loan.  The loan has an interest rate of 12% and a maturity date of November 7, 2020.

On November 15, 2017, the Company announced that it completed a public offering (the “November 15th Offering”) of $100,000,000 aggregate principal amount of its 6.25% senior notes due November 30, 2022 (the “Notes”). In addition, on November 20, 2017, the Company announced that the underwriters exercised an over-allotment option to purchase an additional $15 million in aggregate principal amount of Notes (together with the November 15th Offering, the “Note Offering”).  After deducting underwriting fees and discounts and estimated expenses, the Offering resulted in net proceeds to the Company of approximately $111.3 million.

On November 22, 2017, the Company announced the commencement of a modified “Dutch Auction” tender offer (the “TO”) to purchase up to $25 million of its common stock at a price per share not less than $10.40 and not greater than $11.00 in $0.10 increments. The TO expired at 5:00 p.m., New York City time, on December 21, 2017.  On December 22, 2017, the Company announced that, in accordance with the terms and conditions of the TO, the Company accepted for payment, at a purchase price of $10.90, 2,293,577 shares properly tendered at or below the purchase price, at an aggregate cost of $24,999,989.30, excluding fees and expenses relating to the TO.

On November 28, 2017, the Company restructured the Custom Alloy second lien loan and unsecured subordinated loan.  The second lien loan was restructured into a $3.5 million second lien loan with an interest rate of 10% and a maturity date of December 31, 2020, 6,500 shares of Series B Preferred Stock with a 10% PIK coupon and a maturity date of December 31, 2020 and 17,935 shares of Series C Preferred Stock.  The unsecured subordinated loan was restructured into 3,617 shares of Series A Preferred Stock with a 12% PIK coupon and a maturity date of April 30, 2020.

On December 19, 2017, the Board declared a dividend in the amount of $0.15 per share to be paid on January 8, 2018 to all shareholders of record of the Company as of the close of business on December 29, 2017.

On December 20, 2017, pursuant to the Order, each of the Company and the Private Fund co-invested in 5-year First Lien Notes issued by Essner Manufacturing.  The Company and the Private Fund invested $3.67 million and $1.3 million, respectively, in such notes (paying interest between 10.5% and 11.5% over the life of the notes). In accordance with the conditions of the Order, the Board, including a majority of the Independent Directors, approved, in advance, the Company’s investment in the loan.

On December 21, 2017, all of the issued and outstanding Senior Notes were redeemed by the Company.

On December 21, 2017, the Company loaned approximately $526,000 to Initials, increasing the senior subordinated loan amount to approximately $5.3 million.

On December 22, 2017, the Company loaned $1.4 million to Turf in the form of a third lien loan.  The loan has an interest rate of 10% and a maturity date of August 7, 2020.

On December 28, 2017, pursuant to the Order, each of the Company and the Private Fund co-invested in Second Lien Notes issued by Black Diamond Equipment Rental.  The Company and the

Private Fund invested $7.5 million and $2.5 million, respectively, in such notes with an interest rate of 12.5% and a maturity date of June 27, 2022. The Company and the Private Fund each received a warrant related to this investment.  In accordance with the conditions of the Order, the Board, including a majority of the Independent Directors, approved, in advance, the Company’s investment in the loan.

The Company is currently assessing the impact of the Tax Cuts and Jobs Act (“the Act”) and has not yet made any determination as to the effects, if any, that it may have on the Company’s financial position and results of operations, including the impact the Act may have on the inputs used by the Company in the analysis of the fair value of it’s portfolio investments using the income or market approach.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

MVC Capital, Inc.

We have audited the accompanying consolidated balance sheets of MVC Capital, Inc. (a Delaware corporation) and subsidiaries (the “Company”), including the consolidated schedule of investments, as of October 31, 2017 and 2016, and the related consolidated statements of operations, cash flows, changes in net assets, and selected per share data and ratios for each of the three years in the period ended October 31, 2017.  Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  Our procedures included confirmation of securities owned as of October 31, 2017 and 2016 by correspondence with the custodians and directly with the portfolio companies, as applicable.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MVC Capital, Inc. and subsidiaries as of October 31, 2017 and 2016, and the results of their operations, cash flows, changes in net assets, and their selected per share data and ratios for each of the three years in the period ended October 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 16, 2018 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York

January 16, 2018

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

There has been no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

MVC Capital, Inc.

We have audited the internal control over financial reporting of MVC Capital, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of October 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended October 31, 2017, and our report dated January 16, 2018 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

New York, New York

January 16, 2018

ITEM 9B.                                       OTHER INFORMATION

None.

PART III

Item 10.                                                  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors and the officers of the Fund, including brief biographical information, as of January 1, 2018, is set forth below.

(1) Name, Address and Age	(2) Positions(s) Held with the Fund	(3) Term of Office/ Length of Time Served	(4) Principal Occupation(s) During Past 5 Years	(5) Number of Portfolios in Fund Complex Overseen by Director or Nominee for Director	(6) Other Directorships Held by Director or Nominee for Director During Past 5 Years
Nominees for Independent Directors

Emilio Dominianni 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 86	Director	1 year/14 years, 10 months

Mr. Dominianni is a retired Partner of, and was Special Counsel to, Coudert Brothers LLP, a law firm. He is currently a director of Stamm International Corporation, Powrmatic Inc., and Powrmatic of Canada Ltd., manufacturers and distributors of heating, ventilating, and air conditioning equipment.

				None(1)	See column 4

Phillip Goldstein 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 72	Director	1 year/5 years, 3 months

Mr. Goldstein is a principal of Bulldog Holdings, LLC, the owner of several entities serving as the general partner of several investment partnerships in the Bulldog Investors group of private funds, and the owner of Kimball & Winthrop, LLC, the managing general partner of Bulldog Investors General Partnership, since 2012; additionally, Mr. Goldstein is a principal of Bulldog Investors, LLC, the investment adviser for Special Opportunities Fund and several private investment funds, since 2009. Mr. Goldstein is (or was previously) a Director of the following closed-end funds: Mexico Equity and Income Fund since 2000; Special Opportunities Fund since 2009; ASA Gold and Precious Metals Ltd. from 2008 to 2013; Brantley Capital Corporation from 2001 to 2013; Chairman and Director of Emergent Capital, Inc. (formerly known as Imperial Holdings, Inc.), a specialty finance company, from 2012 to 2017 and Trustee of Crossroads Liquidating Trust (formerly Crossroads Capital, Inc.), since 2016.

			None(1)	See column 4

Gerald Hellerman 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 80	Director	1 year/14 years, 10 months

Mr. Hellerman owned and served as Managing Director of Hellerman Associates, a financial and corporate consulting firm, from the firm’s inception in 1993 until it ceased operations in 2013. Mr. Hellerman currently serves as a director and chief compliance officer for The Mexico Equity and Income Fund, Inc. and for Special Opportunities Fund, Inc. Mr. Hellerman currently serves as Trustee of Crossroads Liquidating Trust (formerly BDCA Venture, Inc.). Mr. Hellerman also serves as a Trustee of Fiera Capital Series Trust. Mr. Hellerman was previously a director of Brantley Capital Corporation, Ironsides Partners Opportunity Offshore Fund Ltd. and director and chairman of the audit committee of Emergent Capital, Inc. (formerly known as Imperial Holdings Inc.)

			None(1)	See column 4

Robert Knapp Ironsides Partners LLC 100 Summer Street 27th Floor Boston, MA 02108 Age: 51	Director	1 year/14 years, 10 months

Mr. Knapp is the Founder and CIO of Ironsides Partners LLC, a Boston based investment manager specializing in closed-end funds, holding companies, and asset value investing generally. Ironsides and related entities serve as the manager and general partner to various funds and managed accounts for institutional clients. Mr. Knapp is an independent, non-executive director of Castle Private Equity AG (SWX: CPEN), Emergent Capital (Nasdaq OTC: EMGC), MPC Container Ships (XOSL: MPCCME), as well as the Pacific Alliance Asia Opportunity Fund and its related entities and Pacific Alliance Group Asset Management Ltd., based in Hong Kong.  Mr. Knapp is also a principal and director of Africa

			None(1)	See column 4

Opportunity Partners Limited (“AOP”), a Cayman Islands company that serves as the investment manager to Africa Opportunity Fund Limited (“AOF”), a closed-end investment company incorporated in the Cayman Islands that trades on the London Stock Exchange, and related entities.  Mr. Knapp serves on the Board of Directors of AOF.  Mr. Knapp also serves as a member of the Board of Managers of Veracity Worldwide LLC. In addition to his directorships named above, Mr. Knapp serves on a volunteer basis as a director of the Massachusetts Eye and Ear Infirmary, and is a Trustee of the Children’s School of Science and the Sea Education Association, both of Woods Hole, MA. Prior to founding Ironsides, Mr. Knapp was a managing director for over ten years with Millennium Partners, based in New York.

William Taylor 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 75	Director	1 year/11 years, 10 months

Mr. Taylor is a Certified Public Accountant and retired Partner of Deloitte & Touche. Mr. Taylor is currently a director of Northern Illinois University Foundation and has served as an Assistant Treasurer since July 2016 (Mr. Taylor was previously the Treasurer from 2007 to 2011), and President and a director of The William & Dian Taylor Foundation. Mr. Taylor was previously a trustee of Writers Theatre. From 1976 through May 2005, Mr. Taylor was a Partner at Deloitte & Touche. From 1997 to 2001, Mr. Taylor was a director of Deloitte & Touche USA and from 1999 to 2003 Mr. Taylor was a director of Deloitte Touche Tohmatsu.

			None(1)	See column 4

Officer and Nominees for Interested Directors

Warren Holtsberg(2) 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 67	Director	1 year/10 years, 5 months

Mr. Holtsberg currently serves as Co-Head of Portfolio Management of TTG Advisers, the investment adviser to the Fund. Mr. Holtsberg founded Motorola Ventures, the venture capital and private equity investment arm for Motorola, Inc. where he led the worldwide fund for eight years. He was also Corporate Vice President and Director of Equity Investments at Motorola. Mr. Holtsberg served as a member of the Board of Directors of the Illinois Venture Capital Association until 2014 and as a member of the Board of Sportvision until December 2016. Mr. Holtsberg currently serves as a member of the Board of the Big Shoulders Fund, and Advanced Oilfield Services, a portfolio company of the MVC Private Equity Fund, L.P. Mr. Holtsberg serves as an Emeritus Board Member of the Chicagoland Entrepreneurship Center, the Illinois Emerging Technology Funds and as Chairman of the Board of UI Labs. Previously, Mr. Holtsberg served as a board member of Illinois Ventures, the venture investment arm for the University of Illinois through 2015. Mr. Holtsberg also serves as a director for MVC Partners LLC, a portfolio company of the Fund. Mr. Holtsberg previously served as director of U.S. Gas & Electric, Inc.

			None(1)	See column 4

Michael Tokarz(3) 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 68	Director/ Principal Executive Officer	1 year/14 years, 2 months

Mr. Tokarz currently serves as Chairman and Portfolio Manager of the Fund and as Manager of the Adviser. Mr. Tokarz is also the Managing Member of The Tokarz Group, a private merchant bank, since 2002. In addition, Mr. Tokarz is a

			None(1)	See column 4

principal and investment team member of PPC Enterprises LLC, a registered investment adviser. Prior to this, Mr. Tokarz was a senior General Partner and Administrative Partner at Kohlberg Kravis Roberts & Co., a private equity firm specializing in management buyouts. He also currently serves on the corporate board of Mueller Water Products, Inc. He is Chairman Emeritus and is a member of the Board of the University of Illinois Foundation, and serves on its executive committee, investment policy committee and finance committee. He is also a member of the Board of Managers for Illinois Ventures, LLC and Illinois Emerging Technology Fund LLC. Mr. Tokarz serves as a director for the following portfolio companies of the Fund: Custom Alloy Corporation, MVC Automotive Group GmbH, and MVC Partners LLC. He also serves as a director of Focus Pointe Global, Gibdock Limited, and Plymouth Rock Energy, LLC, all portfolio companies of MVC Private Equity Fund, L.P. He was previously on the board of CNO Financial, Walter Investment Management, Walter Energy, IDEX Corporation, Lomonosov, and Athleta, Inc. Additionally, he was on the boards of Turf Products, LLC, until the asset was converted to debt, Timberland Machines & Irrigation, Inc., Dakota Growers Pasta Company, Harmony Health and Beauty, Inc., Harmony Pharmacy & Health Centers, Inc., Summit Research Labs, Inc. Ohio Medical Corporation, and Huamei Capital Company, formerly portfolio companies of the Fund.

Executive Officers

Scott Schuenke 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 38	Chief Financial Officer	Indefinite term/ 4 years, 2 months

Mr. Schuenke currently serves as the Chief Financial Officer of the Adviser, in addition to his service as Chief Financial Officer of the Fund. Mr. Schuenke also serves as the CFO of PPC Enterprises, LLC, a registered investment adviser. He previously served as the Chief Compliance Officer to the Fund and the Adviser. Prior to joining the Fund in June 2004, Mr. Schuenke served as a compliance officer with U.S. Bancorp Fund Services, LLC, from 2002 until he joined the Fund in 2004. Mr. Schuenke also served as the secretary of The Mexico Equity & Income Fund, Inc. and assistant secretary of Tortoise Energy Infrastructure Corporation during his tenure at U.S. Bancorp Fund Services, LLC. He previously served on the Boards of NPWT Corporation when it was a portfolio company of the Fund, and Vestal Manufacturing Enterprises, Inc. through 2015. Mr. Schuenke is a Certified Public Accountant.

			N/A	N/A

Kevin Byrne 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 58	Chief Compliance Officer	Indefinite/2 years, 11 months

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

			N/A	N/A

Jaclyn Rothchild 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 39	Vice President/ Secretary	Indefinite term/13 years, 1 month; Indefinite term/13 years, 11 months

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the 1934 Act, and Section 30(h) of the 1940 Act, taken together, require that the Directors, officers of the Fund and beneficial owners of more than 10% of the equity securities of the Fund (collectively, “Reporting Persons”) file with the SEC reports of their beneficial ownership and changes in their beneficial ownership of the Fund’s securities. Based solely on its review of the copies of such reports, the Fund believes that each of the Reporting Persons who was a Reporting Person during the fiscal year ended October 31, 2017 has complied with applicable filing requirements.

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

The following table sets forth compensation paid by the Fund in all capacities during the fiscal year ended October 31, 2017 to all of our Directors. Our Directors have been divided into two groups—Interested Directors and Independent Directors. The Interested Directors are “interested persons,” as defined in the 1940 Act, of the Fund. No compensation is paid to the Interested Directors. (The Fund is not part of any Fund Complex.) No information has been provided with respect to executive officers of the Fund because the Fund’s executive officers do not receive any direct compensation from the Fund.

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

Effective May 1, 2014, the fees payable to Independent Directors and the fees payable to the Chairman of the Audit Committee, Valuation Committee, and Nominating Committee are as follows: Each Independent Director is paid an annual retainer of $70,000 ($80,000 for the Chairman of the Audit Committee and the non-Chairman members of the Valuation Committee and $90,000 for the Chairman of the Valuation Committee) for up to five in-person Board meetings and committee meetings per year. In the event that more than five in-person Board meetings and committee meetings occur, each Director will be paid an additional $1,000 for an in-person meeting. More recently, however, effective November 2017, the Board approved a 25% reduction in the compensation of each of the Independent Directors (calculated pursuant to the foregoing structure then reduced by 25%) until the Fund’s NAV discount is 10% or less. Each Independent Director is also reimbursed by the Fund for reasonable out-of-pocket expenses. The Directors do not receive any pension or retirement benefits from the Fund.

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

Item 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Director Equity Ownership

The following table sets forth, as of January 1, 2018 with respect to each Director and nominee, certain information regarding the dollar range of equity securities beneficially owned in the Fund. The Fund does not belong to a family of investment companies.

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

The following table sets forth, as of January 1, 2018, each stockholder who owned more than 5% of the Fund’s outstanding shares of common stock, each current director, each nominee for director, the Fund’s executive officers, and the directors and executive officers as a group. Unless otherwise indicated, the Fund believes that each beneficial owner set forth in the table has sole voting and investment power.

Shareholder Name and Address	Amount of Shares Owned		Percentage of Fund Held

Wynnefield Partners Small Cap Value, L.P. I 450 7th Avenue, Suite 509 New York, NY 10123	1,588,923	(1)	8.44%

Leon G. Cooperman St. Andrew’s Country Club 7118 Melrose Castle Lane Boca Raton, FL 33496	1,648,211	(2)	8.76%

Royce & Associates LP 745 Fifth Avenue New York, NY 10151	1,161,658	(3)	6.17%

West Family Investments Inc. 1603 Orrington Avenue Suite 810 Evanston, IL 60201	1,105,397	(4)	5.87%

Interested Directors
Warren Holtsberg	7,000		*
Michael Tokarz	931,043		4.95%

Independent Directors
Emilio Dominianni	59,670		*
Phillip Goldstein	844,601	**	4.49%
Gerald Hellerman	63,000		*
Robert Knapp	368,746		1.96%
William Taylor	50,220		*

Executive Officers
Scott Schuenke	3,297		*
Jaclyn Shapiro-Rothchild	3,408		*
Kevin Byrne	0		*
All directors and executive officers as a group (10 in total)***	2,330,985		12.39%

(1)                                 Based on information contained in the Form 13D filed with the SEC on November 14, 2017.

(2)                                 Based on information contained in the Schedule 13G filed with the Commission on February 14, 2017.

(3)                                 Based on information contained in the Schedule 13F filed with the Commission on November 13, 2017.

(4)                                 Based on information contained in the Schedule 13F filed with the Commission on November 13, 2017.

*                                         Less than 1%.

**                                  559,795 of these shares are owned by private investment funds managed by Bulldog Investors, LLC. Mr. Goldstein is a principal of Bulldog Investors and a limited partner in certain of the funds. Mr. Goldstein disclaims all beneficial ownership in these shares to the extent such ownership exceeds his pecuniary interest therein. For purposes of calculating the percentages set forth in the table, however, all of Mr. Goldstein’s 844,601 shares have been counted as being beneficially owned. Based on information provided by Bulldog Investors, LLC.

***                           Unless indicated by footnote above, none of the Directors or Executive Officers’ Shares are pledged as security.

Item 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Fund has procedures in place for the review, approval and monitoring of transactions involving the Fund and certain persons related to the Fund.  For example, the Fund has a Code of Ethics that generally prohibits, among others, any officer or director of the Fund from engaging in any transaction where there is a conflict between such individual’s personal interest and the interests of the Fund.  As a business development company, the 1940 Act also imposes regulatory restrictions on the Fund’s ability to engage in certain related party transactions.  However, the Fund is permitted to co-invest in certain portfolio companies with its affiliates to the extent consistent with applicable law or regulation and, if necessary, subject to specified conditions set forth in an exemptive order obtained from the SEC on July 11, 2000 (the “2000 Order”).  Since the Fund’s current management team joined the Fund in 2003, no transactions have been effected pursuant to the 2000 Order.  The Fund received an additional Order, that allows it to co-invest, subject to certain conditions, with certain affiliated private funds in first lien, second lien, mezzanine, structured debt and structured equity investments in small and middle market businesses and to undertake certain “follow-on” investments in companies in which the Fund has already co-invested pursuant to the order. The Adviser has formed the Private Fund & TTGA MMF LP, which were co-applicants for the granted exemptive relief.  See Note 17 to our Financial Statements “Subsequent Events” for more information. As a matter of policy, our Board has required that any related-party transaction (as defined in Item 404 of Regulation S-K) must be subject to the advance consideration and approval of the Independent Directors, in accordance with applicable procedures set forth in Section 57(f) of the 1940 Act.

The principal equity owner of the Adviser is Mr. Tokarz, our Chairman.  Our senior officers and Mr. Holtsberg have other financial interests in the Adviser (i.e., based on the Adviser’s performance).  In addition, our officers and the officers and employees of the Adviser may serve as officers, directors or principals of entities that operate in the same or related line of business as we do or of investment funds managed by the Adviser or our affiliates.  These related businesses currently include the PE Fund, the establishment of which was authorized by our Board.  As previously disclosed in our 10-K reports for the last three fiscal years, an indirect wholly-owned subsidiary of the Fund serves as the general partner and the Adviser serves as the portfolio manager of the PE Fund, and both entities receive a portion of the carried interest and management fees generated from the PE Fund.  Our Board has approved a specific policy regarding the allocation of investment opportunities, which was set forth in the reports.  Consistent with the Board-approved policy concerning the allocation of investment opportunities, the PE Fund received a priority allocation of all private equity investments that would otherwise have been non-diversified investments (investments that represent more than 5% of the Company’s total assets or more than 10% of the outstanding voting securities of an issuer) for the Company during the PE Fund’s investment period, which ended on October 28, 2014.

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

Item 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees:

The aggregate fees billed as of the day immediately prior to the date of this filing for professional services rendered by Grant Thornton LLP for the audit of the Fund’s annual financial statements and review of financial statements in the Form 10-Qs for the fiscal years ended October 31, 2017 and October 31, 2016 were $656,750 and $767,100, respectively.

Audit-Related Fees:

The aggregate fees billed as of the day immediately prior to the date of this filing by Grant Thornton LLP for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended October 31, 2017 and October 31, 2016 were $114,750 and $15,750, respectively.

Tax Fees:

The aggregate fees billed as of the day immediately prior to the date of this filing by Grant Thornton LLP for services rendered with respect to tax compliance, tax advice and tax planning for the fiscal years ended October 31, 2017 and October 31, 2016 were $0 and $22,162, respectively.

All Other Fees:

The aggregate fees billed as of the day immediately prior to the date of this filing by Grant Thornton LLP for any other products or services for the fiscal years ended October 31, 2017 and October 31, 2016 were $0 and $0, respectively.

The Audit Committee Charter requires that the Audit Committee pre-approve all audit and non- audit services to be provided to the Fund by the independent accountants; provided, however, that the Audit Committee may specifically authorize its Chairman to pre-approve the provision of any non-audit services to the Fund.  Further, the foregoing pre-approval policy may be waived, with respect to the provision of any non-audit services, consistent with the exceptions provided for in the federal securities laws.  All of the audit and tax services provided by Grant Thornton LLP for the fiscal years ended October 31, 2016 and October 31, 2017 were pre-approved by the Audit Committee or its Chairman.  For the fiscal years ended October 31, 2016 and October 31, 2017, the Fund’s Audit Committee did not waive the pre-approval requirement with respect to any non-audit services provided to the Fund by Grant Thornton LLP.

PART IV

Item 15.           EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

		Page(s)

(a)(1)	Financial Statements

	Consolidated Balance Sheets
	October 31, 2017 and October 31, 2016	99

	Consolidated Schedule of Investments
	October 31, 2017	100-101
	October 31, 2016	102-103

	Consolidated Statement of Operations
	For the Year Ended October 31, 2017,
	the Year Ended October 31, 2016 and
	the Year Ended October 31, 2015	104

	Consolidated Statement of Cash Flows
	For the Year Ended October 31, 2017,
	the Year Ended October 31, 2016 and
	the Year Ended October 31, 2015	105

	Consolidated Statement of Changes in Net Assets
	For the Year Ended October 31, 2017,
	the Year Ended October 31, 2016 and
	the Year Ended October 31, 2015	106

	Consolidated Selected Per Share Data and Ratios
	For the Year Ended October 31, 2017,
	the Year Ended October 31, 2016,
	the Year Ended October 31, 2015,
	the Year Ended October 31, 2014 and
	the Year Ended October 31, 2013	107

	Notes to Consolidated Financial Statements	108-156
	Report of Independent Registered Public Accounting Firm	157-159

(a)(2)	The following financial statement schedules are filed here with:

	Schedule 12-14 of Investments in and Advances to Affiliates	179

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

Exhibit Number	Description

4.3

Form of First Supplemental Indenture relating to the 7.25% Senior Unsecured Notes due 2023, dated February 26, 2013, between the Registrant and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit d.3 filed with Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-184803) filed on February 26, 2013)

4.4

Second Supplemental Indenture relating to the 6.25% Senior Unsecured Notes due 2022, dated November 15, 2017, between the Registrant and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 filed with Registrant’s Current Report on Form 8-K (File No. 814-00201) filed on November 15, 2017)

4.5

Form of 7.25% Senior Unsecured Notes due 2023. (Incorporated by reference to Exhibit d.4 filed with Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-184803) filed on February 26, 2013)

10.1

Dividend Reinvestment Plan, as amended. (Incorporated by reference to Exhibit 99.e filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

10.2

Amended and Restated Investment Advisory and Management Agreement between the Registrant and The Tokarz Group Advisers LLC. (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 4, 2009)

10.3

Form of Custody Agreement between Registrant and U.S. Bank National Association. (Incorporated by reference to Exhibit 99.j.1 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

10.4

Form of Amendment to Custody Agreement between Registrant and U.S. Bank National Association. (Incorporated by reference to Exhibit 99.j.2 filed with the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-125953) filed on February 21, 2006)

10.5

Form of Amendment to Custody Agreement between Registrant and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.3 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 11, 2012)

10.6

Form of Transfer Agency Letter Agreement with Registrant and EquiServe Trust Company, N.A. (Incorporated by reference to Exhibit 99.k.2 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

10.7

Form of Fee and Service Schedule Amendment to Transfer Agency Agreement with Registrant and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit10.1 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on September 8, 2009)

10.8

Form of Fund Administration Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit 99.k.6 filed with the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-125953) filed on February 21, 2006)

Exhibit Number	Description

10.9

Form of Fund Accounting Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit 99.k.7 filed with Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-125953) filed on February 21, 2006)

10.10

Form of First Amendment to Fund Administration Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit10.2 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 4, 2009)

10.11

Form of Second Amendment to Fund Administration Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit 10.2 with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 11, 2012)

10.12

Form of Third Amendment to Fund Administration Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC (Incorporated by reference to Exhibit 10.15 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on October 15, 2015)

10.13

Form of First Amendment to Fund Accounting Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit10.3 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 4, 2009)

10.14

Form of Second Amendment to Fund Accounting Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit 10.2 with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 11, 2012)

10.15

Form of Third Amendment to Fund Accounting Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC (Incorporated by reference to Exhibit 10.18 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on October 15, 2015)

10.16

Form of Custody Agreement between Registrant and JP Morgan Chase Bank, N.A., (Incorporated by reference to Exhibit 10 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on December 21, 2010).

10.17

Form of Subscription Agreement, dated April 26, 2013. (Incorporated by reference to Exhibit k.15 filed with Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-184803) filed on April 26, 2013)

10.18

Credit Agreement between MVC Capital Inc. and Branch Banking and Trust Company. (Incorporated by reference to Exhibit 10.(A) with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on September 9, 2013)

10.19

Amended and Restated Custody Agreement between MVC Capital, Inc. and Branch Banking and Trust Company. (Incorporated by reference to Exhibit 10.(B) with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on September 9, 2013)

10.20

Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company (Incorporated by reference to Exhibit 10.(A) with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on March 12, 2014.

10.21

Second Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company (Incorporated by reference to Exhibit 10. (A) with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 6, 2014.

Exhibit Number	Description

10.22

Third Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company (Incorporated by reference to Exhibit 10(A) with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on September 9, 2014

10.23

Fourth Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company (Incorporated by reference to Exhibit 10.26 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on October 15, 2015)

10.24

Fifth Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company (Incorporated by reference to Exhibit 10.27 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on October 15, 2015

10.25

Sixth Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company (Incorporated by reference to Exhibit 10.28 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on October 15, 2015

10.26

Seventh Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company (Incorporated by reference to Exhibit 10(A) filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on January 29, 2016)

10.27

Eighth Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company (Incorporated by reference to Exhibit 10 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on August 29, 2016)

10.28

Ninth Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company (Incorporated by reference to Exhibit 10 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on March 13, 2017)

10.29

Tenth Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company (Incorporated by reference to Exhibit 10 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on September 11, 2017)

10.30

Loan Agreement between MVC Capital, Inc. and Firstrust Bank (Incorporated by reference to Exhibit 10.29 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on October 15, 2015)

10.31

Amended and Restated Loan Agreement between MVC Capital, Inc. and Firstrust Bank (Incorporated by reference to Exhibit 10.30 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on October 15, 2015)

10.32

Amendment to the Amended and Restated Loan Agreement between MVC Capital, Inc. and Firstrust Bank (Incorporated by reference to Exhibit 10(A) with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on December 1, 2015)

10.33

Credit Agreement between MVC Capital, Inc., Santander Bank, N.A. and Wintrust Bank (Incorporated by reference to Exhibit 10(B) with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on January 29, 2016)

Exhibit Number	Description

10.34

First Amendment to the Credit Agreement between MVC Capital, Inc., Santander Bank, N.A. and Wintrust Bank  (Incorporated by reference to Exhibit 10.35 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on January 17, 2017)

10.35

Second Amendment to the Credit Agreement between MVC Capital, Inc., Santander Bank, N.A. and Wintrust Bank (Incorporated by reference to Exhibit 10 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 8, 2017)

10.36*	Third Amendment to the Credit Agreement between MVC Capital, Inc., Santander Bank, N.A. and Wintrust Bank
10.37

Stock Purchase Agreement and Plan of Merger, dated April 24, 2017, among Equus Total Return, Inc., ETR Merger Sub, Inc., and certain shareholders of U.S. Gas & Electric, Inc. (incorporated by reference to Exhibit 2.1 of Equus Total Return, Inc.’s Current Report on Form 8-K filed April 24, 2017)

10.38

Amendment No. 1 to Share Exchange Agreement, dated April 24, 2017, between Equus Total Return, Inc. and MVC Capital, Inc. (incorporated by reference to Exhibit 2.2 of Equus Total Return, Inc.’s Current Report on Form 8-K filed April 24, 2017)

10.39

Agreement and Plan of Merger, by and among Verengo, Inc., Mace Merger Sub., Inc., U.S. Gas & Electric, Inc., MVC Capital, Inc., James B. Wiser, Crius Energy Trust, and Crius Solar Fulfillment, LLC dated as of May 30, 2017 (Previously filed as Exhibit 2.1 filed with Registrant’s Current Report on Form 8-K (File No. 814-00201) filed on June 1, 2017)

12.2

Statement of Computation of Ratios of Earnings to Fixed Charges. (Previously filed as Exhibit 99.2 filed with Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form N-2 (File No. 333-184803) filed on April 26, 2013)

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

Exhibit Number	Description

21.5

Financial Statements (as of 12/31/2015) of MVC Automotive Group GmbH, a current significant subsidiary (unaudited by MVC Capital, Inc. but based on audited financial statements prepared and provided by the portfolio company) (Incorporated by reference to Exhibit 21.5 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on January 17, 2017)

21.6*

Financial Statements (as of 12/31/2016) of MVC Automotive Group GmbH, a current significant subsidiary (unaudited by MVC Capital, Inc. but based on audited financial statements prepared and provided by the portfolio company)

31*	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32*	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*Filed herewith

(b)                             Exhibits

Exhibit No.	Exhibit

10.36	Third Amendment to the Credit Agreement between MVC Capital, Inc., Santander Bank, N.A. and Wintrust Bank

21.6

Financial Statements (as of 12/31/2016) of MVC Automotive Group GmbH, a current significant subsidiary (unaudited by MVC Capital, Inc. but based on audited financial statements prepared and provided by the portfolio company)

31	Certifications pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(c)                                              Financial Statement Schedules

Schedule 12-14

MVC Capital, Inc. and Subsidiaries

Schedule of Invesments in and Advances to Affiliaties

		Net Realized					Net Unrealized Appreciation
		Gain (Loss) for the Period	Amount of Interest or Dividends Credited	October 31, 2016	Gross	Gross	(Depreciation) for the Period	October 31, 2017
Portfolio Company	Investment (1)	(2)	to Income (4)	Fair Value	Additions (5)	Reductions (6)	(3)	Fair Value
Companies More than 25% owned

Equus Total Return, Inc.	Common Stock (4,444,644 shares)	—	—	8,311,484	—	—	2,533,447	10,844,931
(Regulated Investment Company)

MVC Automotive Group	Common Equity Interest	—	—	12,321,000	1,127,726	—	3,946,274	17,395,000
(Automotive Dealerships)	Bridge Loan	—	257,012	3,322,500	1,532,666	—	—	4,855,166

MVC Private Equity Fund LP	General Partnership Interest	252,853	—	631,262	—	(229,423)	45,951	447,790
(Private Equity Firm)	Limited Partnership Interest	10,301,581	—	25,166,780	—	(9,009,675)	1,647,828	17,804,933

RuMe Inc.	Common Stock (5,297,548 shares)	—	—	540,000	—	—	(137,561)	402,439
(Consumer Products)	Series C Preferred Stock (23,896,634 shares)	—	—	5,836,000	—	—	(619,156)	5,216,844
	Series B-1 Preferred Stock (4,999,076 shares)	—	—	2,017,000	—	—	(8,625)	2,008,375
	Subordinated Loan	—	94,099	846,777	145,062	—	—	991,839
	Warrants	—	—	1,054,485	—	—	348,228	1,402,713

SIA Tekers Invest	Common Stock (68,800 shares)	(2,300,000)	—	—	—	—	—	—
(Port Facilities)	Bridge Loan	(27,785)	—	—	—	—	—	—

Turf Products, LLC	Senior Subordinated Loan	—	147,913	3,754,677	—	(3,740,826)	(13,851)	—
(Distributor - Landscaping & Irrigation Equipment)	Limited Liability Company Interest	608,619	—	3,991,794	—	(3,991,794)	—	—
	Warrants	—	—	—	—	—	—	—

Total companies more than 25% owned		$8,835,268	$499,024	$67,793,759	$2,805,454	$(16,971,718)	$7,742,535	$61,370,030

Companies More than 5% owned, but less than 25%

Advantage Insurance Holdings LTD	Preferred Stock (750,000 shares)	—	—	8,304,412	—	—	592,377	8,896,789
(Insurance)

Centile Holding B.V.	Common Equity Interest	—	—	5,379,000	—	—	1,411,000	6,790,000
(Software)

Crius Energy Trust	Equity Unit (3,282,982 shares)	—	663,185	—	25,865,227	—	(4,841,082)	21,024,145
(Energy Services)			—	—	—	—

JSC Tekers Holdings	Common Stock (3,201 shares)	—	—	—	—	—	—	—
(Automotive Dealerships)	Preferred Stock (9,159,085 shares)	—	—	3,730,000	—	—	466,000	4,196,000

MVC Environmental, Inc.	Common Stock (980 shares)	—	—	1,626,910	59,374	—	(1,686,284)	—
(Environmental Services)	Senior Secured Loan	—	393,283	6,426,943	442,410	—	(1,990,713)	4,878,640

Security Holdings, B.V.	Common Equity Interest	—	—	34,854,000	—	—	(2,971,000)	31,883,000
(Electrical Engineering)	Bridge Loan	—	119,396	—	4,240,057	—	—	4,240,057

SGDA Europe B.V.	Common Equity Interest	(27,544,800)	—	1,257,000	—	(826,000)	(431,000)	—
(Soil Remediation)

U.S. Gas & Electric, Inc.	Second Lien Loan	—	666,249	7,500,000	—	(7,500,000)	—	—
(Energy Services)	Unsecured Loan	—	320,467	3,298,448	101,412	(3,399,860)	—	—
	Convertible Series I Preferred Stock (32,200 shares)	115,873,847	—	89,367,607	—	(89,367,607)	—	—
	Convertible Series J Preferred Stock (8,216 shares)	—	—	—	—	—	—	—

Vestal Manufacturing Enterprises, Inc.	Senior Subordinated Loan	—	384,130	6,566,924	49,911	(6,559,953)	(56,882)	—
(Iron Foundries)	Common Stock (5,303 shares)	436,974	—	677,222	—	(623,231)	(53,991)	—
	Warrants	413,026	—	438,304	—	(376,769)	(61,535)	—

Total companies more than 5% owned, but less than 25%		$89,179,047	$2,546,710	$169,426,770	$30,758,391	$(108,653,420)	$(9,623,110)	$81,908,631

This schedule should be read in conjunction with the Company’s consolidated statements as of and for the year ended October 31, 2017, including the consolidated schedule of investments.

(1) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.  The principal amount for loans and debt securities and the number of shares of common and preferred stock are shown in the consolidated schedule of investments as of October 31, 2017.

(2) Represents the total net amount of realized gain or loss credited to income for the fiscal year ended October 31, 2017.  Excluded from the total is $1,262,406 of realized gains related to the Ohio Medical escrow.

(3) Represents the total net amount of unrealized appreciation or depreciation credited to income for the fiscal year ended October 31, 2017.

(4) Represents the total amount of interest or dividends income credited to income for the portion of the fiscal year ended October 31, 2017 an investment was a control or affiliate investment, as appropriate.

(5) Gross additions include increasees in investments resulting from portfolio investments, paid-in-kind interest and the exchange of one or more existing securities for one or more new one.

(6) Gross reductions include decreases in investments resulting from principal collections related to sales and the exchange of one or more existing securities for one or more new one.

The accompanying notes are an integral part of these consolidated financial statements.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date		Signature	Title

Date:	January 16, 2018		Chairman (Principal Executive Officer) and Director
/s/ Michael Tokarz
(Michael Tokarz)

Date:	January 16, 2018		Principal Financial Officer
/s/ Scott Schuenke
(Scott Schuenke)

Date:	January 16, 2018		Director
/s/ Emilio Dominianni
(Emilio Dominianni)

Date:	January 16, 2018		Director
/s/ Gerald Hellerman
(Gerald Hellerman)

Date:	January 16, 2018		Director
/s/ Phillip F. Goldstein
(Phillip F. Goldstein)

Date:	January 16, 2018		Director
/s/ Warren Holtsberg
(Warren Holtsberg)

Date:	January 16, 2018		Director
/s/ Robert C. Knapp
(Robert C. Knapp)

Date:	January 16, 2018		Director
/s/ William E. Taylor
(William E. Taylor)