Form 10-K/A
period 2017-10-31
MVC CAPITAL, INC.
filed 2018-01-19
CIK 1099941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to _______________________

Commission file number:  814-00201

MVC CAPITAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3346760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

287 Bowman Avenue, Purchase, New York 10577
(Address of principal executive offices)

(914) 701-0310
Registrant's telephone number, including area code

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

Yes  ☐         No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Approximate aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the Company's most recently completed fiscal second quarter: $122,463,450 computed on the basis of $9.04 per share, closing price of the common stock on the New York Stock Exchange (the "NYSE") on April 28, 2017.  For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.

There were 18,820,528 shares of the registrant's common stock, $.01 par value, outstanding as of January 16, 2018.

Document Incorporated by Reference:

None.

The purpose of this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended October 31, 2017 (the “Original Filing”) for MVC Capital Inc. (the “Fund”), which was filed with the Securities and Exchange Commission on January 16, 2018, is to amend Part II, Item 9A, Controls and Procedures. The Company is amending the Form 10-K due to an inadvertent omission of the subsection “Management’s Report on Internal Control Over Financial Reporting” from Part II, Item 9A of the Form 10-K.

Other than with respect to the foregoing, this Form 10-K/A does not modify or update in any way the disclosures made in the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K and does not reflect events that may have occurred subsequent to such original filing date.

ITEM 9A.           CONTROLS AND PROCEDURES

Management has conducted an evaluation, under the supervision of, and with the participation of, the individual who performs the functions of a Principal Executive Officer (the “CEO”) and the individual who performs the functions of a Principal Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2017. Based upon that evaluation, management has concluded that the Company’s disclosure controls and procedures are effective as of October 31, 2017.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s CEO and CFO as appropriate, to allow timely decisions regarding required disclosure.

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

Management, including the Company’s CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2017. In making this assessment, management used the criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, management concluded that the Company maintained effective internal control over financial reporting as of October 31, 2017.

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

Attestation Report of the Independent Registered Public Accounting Firm

The Company’s financial statements have been audited by Grant Thornton LLP (“Grant Thornton”), an independent registered public accounting firm.  Grant Thornton’s attestation report on the Company’s internal control over financial reporting is included in the Original Filing.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Exhibit No.	Exhibit Index

31	Certifications pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Scott Schuenke
Name:	Scott Schuenke
Title:	Chief Financial Officer