Form 10-Q
period 2018-01-31
MVC CAPITAL, INC.
filed 2018-03-12
CIK 1099941

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018 or

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

There were 18,820,528 shares of the registrant’s common stock, $.01 par value, outstanding as of March 12, 2018.

MVC Capital, Inc.

(A Delaware Corporation)

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.

Consolidated Balance Sheets

	January 31,	October 31,
	2018	2017
	(Unaudited)
ASSETS

Assets
Cash	$54,989,062	$100,354,340
Restricted cash (cost $5,300,405 and $5,300,329)	5,300,405	5,300,329
Cash equivalents (cost $1,212,638 and $1,019,899)	1,212,638	1,019,899
Investments at fair value
Non-control/Non-affiliated investments (cost $178,610,265 and $164,581,094)	159,305,526	149,246,812
Affiliate investments (cost $114,313,172 and $114,158,346)	86,316,736	81,908,631
Control investments (cost $84,503,275 and $84,478,275)	62,410,794	61,370,030
Total investments at fair value (cost $377,426,712 and $363,217,715)	308,033,056	292,525,473
Dividends and interest receivables, net of reserves	1,844,785	1,806,335
Deferred financing fees	461,824	600,379
Fee and other receivables	1,675,373	1,483,793
Prepaid expenses	246,974	318,847

Total assets	$373,764,117	$403,409,395

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Senior notes II	$111,492,375	$—
Senior notes	—	112,626,045
Provision for incentive compensation (Note 11)	2,327,581	2,060,992
Incentive compensation payable	2,502,961	4,387,266
Professional fees payable	164,337	118,403
Management fee payable	1,048,210	1,001,770
Accrued expenses and liabilities	535,014	562,473
Interest payable	319,444	345,612
Management fee payable - Asset Management	88,688	89,192
Consulting fees payable	159,891	347,863
Portfolio fees payable - Asset Management	507,549	458,566
Guarantees/Letters of Credit	665,800	551,349
Transaction fees payable	1,368,742	1,368,742
Taxes payable	2,534	2,054

Total liabilities	121,183,126	123,920,327

Commitments and Contingencies (Note 9)

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 28,304,448 shares issued and 18,820,528 and 21,114,105 shares outstanding as of January 31, 2018 and October 31, 2017, respectively	283,044	283,044
Additional paid-in-capital	418,173,353	418,208,458
Accumulated earnings	119,965,307	122,455,573
Distributions paid to stockholders	(160,237,684)	(157,414,605)
Accumulated net realized (loss) gain	38,437,380	38,434,807
Net unrealized depreciation	(67,527,475)	(70,965,264)
Treasury stock, at cost, 9,483,920 and 7,190,343 shares held, respectively	(96,512,934)	(71,512,945)

Total shareholders’ equity	252,580,991	279,489,068

Total liabilities and shareholders’ equity	$373,764,117	$403,409,395

Net asset value per share	$13.42	$13.24

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Quarter Ended	For the Quarter Ended
	January 31, 2018	January 31, 2017
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$538,652	$—

Total dividend income	538,652	—

Interest income
Non-control/Non-affiliated investments	3,524,682	1,507,102
Affiliate investments	10,878	585,319
Control investments	74,234	133,473

Total interest income	3,609,794	2,225,894

Payment-in-kind/Deferred interest income
Non-control/Non-affiliated investments	625,831	302,961
Affiliate investments	54,854	179,704
Control investments	25,212	61,958

Total payment-in-kind/Deferred interest income	705,897	544,623

Fee income
Non-control/Non-affiliated investments	67,419	72,897
Affiliate investments	—	180,000
Control investments	—	37,500

Total fee income	67,419	290,397

Fee income - Asset Management [1]
Portfolio fees	196,102	235,864
Management fees	88,673	83,222

Total fee income - Asset Management	284,775	319,086

Total operating income	5,206,537	3,380,000

Operating Expenses:
Interest and other borrowing costs	3,117,024	2,538,096
Loss on extinguishment of debt	1,782,705	—
Management fee	1,411,008	1,813,915
Net Incentive compensation (Note 11)	266,589	759,774
Audit & tax preparation fees	435,000	455,000
Legal fees	228,020	78,525
Consulting fees	209,000	275,555
Other expenses	181,260	367,446
Portfolio fees - Asset Management [1]	147,077	176,898
Directors’ fees	79,000	106,514
Insurance	67,086	72,219
Management fee - Asset Management [1]	66,505	62,417
Administration	42,816	50,646
Public relations fees	38,100	47,000
Printing and postage	15,385	21,007

Total operating expenses	8,086,575	6,825,012

Less: Voluntary Expense Waiver by Adviser [2]	(37,500)	(37,500)
Less: Voluntary Management Fee Waiver by Adviser [3]	(352,752)	(453,479)

Total waivers	(390,252)	(490,979)

Net operating (loss) before taxes	(2,489,786)	(2,954,033)

Tax Expenses:
Current tax expense	480	480

Total tax expense	480	480

Net operating (loss)	(2,490,266)	(2,954,513)

Net Realized and Unrealized (Loss) Gain on Investments:

Net realized gain (loss) on investments
Short term investments	—	97,184
Control investments	—	10,923,023
Foreign currency	2,573	4,549

Total net realized gain (loss) on investments	2,573	11,024,756

Net unrealized appreciation (depreciation) on investments	3,437,789	(3,692,821)

Net realized and unrealized gain (loss) on investments	3,440,362	7,331,935

Net increase in net assets resulting from operations	$950,096	$4,377,422

Net increase in net assets per share resulting from operations	$0.05	$0.19

Dividends declared per share [4]	$0.150	$0.135

Weighted average number of shares outstanding	20,191,688	22,556,412

1 These items are related to the management of the MVC Private Equity Fund, L.P. (“PE Fund”).  Please see Note 4 “Management” for more information.

2 Reflects the quarterly portion of the TTG Advisers’ voluntary waiver of $150,000 of expenses for the 2018 and 2017 fiscal years, that the Company would otherwise be obligated to reimburse TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  Please see Note 10 “Management” for more information.

3 Reflects the quarterly portion of the TTG Advisers’ voluntary waiver of the management fee for the 2018 and 2017 fiscal years. Please see Note 10 “Management” for more information.

4Please see Note 6 “Dividends and Distributions to Shareholders and Share Repurchase Program” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Quarter Ended	For the Quarter Ended
	January 31, 2018	January 31, 2017
Cash flows from Operating Activities:
Net decrease in net assets resulting from operations	$950,096	$4,377,422
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized gain (loss)	(2,573)	(11,024,756)
Net change in unrealized (appreciation) depreciation	(3,437,789)	3,692,821
Amortization of premiums (discounts) and fees	(38,555)	(63,474)
Increase in accrued payment-in-kind dividends and interest	(715,324)	(511,649)
Amortization of deferred financing fees	272,777	259,286
Loss on extinguishment of debt	1,782,705	—
Changes in operating assets and liabilities:
Restricted cash	(76)	(146)
Dividends, interest and fees receivable	(38,450)	2,910,816
Fee and other receivables	(191,580)	(84,519)
Escrow receivables, net of reserves	—	4,146,910
Prepaid expenses	71,873	(60,899)
Net incentive compensation (Note 11)	(1,617,716)	(336,306)
Other liabilities	(100,267)	(299,185)
Purchases of equity investments	(400,847)	(59,375)
Purchases of debt instruments	(14,015,335)	(909,743)
Purchases of short-term investments	—	(24,995,573)
Proceeds from equity investments (1)	—	13,643,783
Proceeds from debt instruments	3,200,000	30,000
Sales/maturities of short-term investments	—	35,095,887

Net cash provided by (used in) operating activities	(14,281,061)	25,811,300

Cash flows from Financing Activities:
Borrowings from senior notes II	115,000,000	—
Repayments on senior notes	(114,408,750)	—
Borrowings from revolving credit facility	—	25,000,000
Repayments from revolving credit facility	—	(35,000,000)
Repurchase of common stock	(25,035,094)
Financing fees paid	(3,624,555)	—
Distributions paid to shareholders	(2,739,906)	(2,979,028)
Repurchases of common stock under dividend reinvestment plan	(83,173)	(66,088)

Net cash used in financing activities	(30,891,478)	(13,045,116)

Net change in cash and cash equivalents for the period	(45,172,539)	12,766,184

Cash and cash equivalents, beginning of period	$101,374,239	$10,214,160

Cash and cash equivalents, end of period	$56,201,700	$22,980,344

(1) For the quarter ended January 31, 2017, proceeds from equity investments includes $0, in escrow receivables, net of reserves.

During the quarters ended January 31, 2018 and 2017 MVC Capital, Inc. paid $2,718,599 and $2,108,571 in interest expense, respectively.

During the quarters ended January 31, 2018 and 2017 MVC Capital, Inc. paid $0 and $0 in income taxes, respectively.

Non-cash activity:

During the quarters ended January 31, 2018 and 2017, MVC Capital, Inc. recorded payment in-kind dividend and interest of $715,324 and $511,649, respectively. This amount was added to the principal balance of the investments and recorded as dividend/interest income.

During the quarters ended January 31, 2018 and 2017, the Company issued 7,670 and 7,676 shares of common stock to satisfy the dividend reinvestment plan.

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

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Changes in Net Assets

	For the Quarter Ended	For the Quarter Ended	For the Year Ended
	January 31, 2018	January 31, 2017	October 31, 2017
	(Unaudited)	(Unaudited)
Operations:
Net operating loss	$(2,490,266)	$(2,954,513)	$(5,598,822)
Net realized (loss) gain on investments	2,573	11,024,756	89,895,631
Net change in appreciation (depreciation) unrealized appreciation on investments	3,437,789	(3,692,821)	(56,972,810)

Net increase in net assets from operations	950,096	4,377,422	27,323,999

Shareholder Distributions from:
Income	—	(3,045,116)	(9,738,519)
Return of capital	(2,823,079)	—	(2,563,946)

Net decrease in net assets from shareholder distributions	(2,823,079)	(3,045,116)	(12,302,465)

Capital Share Transactions:
Issuance of common stock under dividend reinvestment plan	83,173	66,088	283,120
Repurchase of common stock under dividend reinvestment plan	(83,173)	(66,088)	(283,120)
Repurchase expenses	(35,105)	—	(90,251)
Repurchase of common stock	(24,999,989)	—	(14,999,993)

Net decrease in net assets from capital share transactions	(25,035,094)	—	(15,090,244)

Total increase (decrease) in net assets	(26,908,077)	1,332,306	(68,710)

Net assets, beginning of period/year	279,489,068	279,557,778	279,557,778

Net assets, end of period/year	$252,580,991	$280,890,084	$279,489,068

Common shares outstanding, end of period/year	18,820,528	22,556,412	21,114,105

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

	For the		For the		For the
	Quarter Ended		Quarter Ended		Year Ended
	January 31, 2018		January 31, 2017		October 31, 2017
	(Unaudited)		(Unaudited)

Net asset value, beginning of period/year	$13.24		$12.39		$12.39

(Loss) Gain from operations:
Net operating (loss) gain	(0.12)		(0.13)		(0.25)
Net realized and unrealized loss on investments	0.17		0.32		1.47

Total gain from investment operations	0.05		0.19		1.22

Less distributions from:
Income	—		(0.13)		(0.44)
Return of capital	(0.15)		—		(0.12)

Total distributions	(0.15)		(0.13)		(0.56)

Capital share transactions
Anti-dilutive effect of share repurchase program	0.28		—		0.19

Total capital share transactions	0.28		—		0.19

Net asset value, end of period/year	$13.42		$12.45		$13.24

Market value, end of period/year	$10.50		$8.55		$10.70

Market discount	(21.76)%		(31.33)%		(19.18)%

Total Return - At NAV (a)	2.49%		1.57%		11.54%

Total Return - At Market (a)	(0.47)%		(0.06)%		30.39%

Ratios and Supplemental Data:

Portfolio turnover ratio	1.07%		0.43%		4.26%

Net assets, end of period/year (in thousands)	$252,581		$280,890		$279,489

Ratios to average net assets:
Expenses including tax expense	11.48	%(c)	8.94	%(c)	9.03%
Expenses excluding tax expense	11.48	%(c)	8.94	%(c)	9.03%

Net operating income before tax expense	(3.71	)%(c)	(4.17	)%(c)	(1.97)%
Net operating income after tax expense	(3.71	)%(c)	(4.17	)%(c)	(1.97)%

Ratios to average net assets excluding waivers:
Expenses including tax expense	12.06	%(c)	9.64	%(c)	9.63%
Expenses excluding tax expense	12.06	%(c)	9.64	%(c)	9.63%

Net operating income before tax expense	(4.30	)%(c)	(4.87	)%(c)	(2.57)%
Net operating income after tax expense	(4.30	)%(c)	(4.87	)%(c)	(2.57)%

(a) Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the period/year.

(b) Supplemental Ratio information

Ratios to average net assets: (b)
Expenses excluding incentive compensation	11.08	%(c)	7.87	%(c)	7.07%
Expenses excluding incentive compensation, interest and other borrowing costs	3.78	%(c)	4.29	%(c)	3.45%

Net operating income (loss) before incentive compensation	(3.31	)%(c)	(3.10	)%(c)	—%
Net operating income before incentive compensation, interest and other borrowing costs	3.99	%(c)	0.49	%(c)	3.62%

Ratios to average net assets excluding waivers: (b)
Expenses excluding incentive compensation	11.66	%(c)	8.57	%(c)	7.67%
Expenses excluding incentive compensation, interest and other borrowing costs	4.35	%(c)	4.99	%(c)	4.05%

Net operating income (loss) before incentive compensation	(3.90	)%(c)	(3.80	)%(c)	(0.60)%
Net operating income before incentive compensation, interest and other borrowing costs	3.41	%(c)	(0.21	)%(c)	3.02%

(c) Annualized.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

January 31, 2018

(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value

Non-control/Non-affiliated investments- 63.07% (a, c, f, g)
Black Diamond Equipment Rentals, LLC	Equipment Rental	Second Lien Loan 12.5000% Cash, 06/27/2022 (k, o)	$7,500,000	$6,960,895	$7,107,697
		Warrants (a, d, o)	1	400,847	400,847
				7,361,742	7,508,544
Custom Alloy Corporation	Manufacturer of Pipe Fittings and Forgings	Second Lien Loan 10.0000% Cash, 12/31/2020 (k, o)	3,533,055	3,093,270	3,165,118
		Series A Preferred Stock (3,617 shares) 12.0000% Cash, 04/30/2020 (d, o)		3,000,000	3,118,280
		Series B Preferred Stock (6,500 shares) 10.0000% PIK, 12/31/2020 (b, d, o)		5,683,254	5,549,637
		Covertible Series C Preferred Stock (17,935 shares) (d, o)		17,935,482	10,429,627
				29,712,006	22,262,662
Dukane IAS,LLC	Welding Equipment Manufacturer	Second Lien Note 10.5000% Cash, 2.5000% PIK, 11/17/2020 (b, k, o)	4,295,229	4,212,821	4,338,176
Essner Manufacturing, LP	Defense/Aerospace Parts Manufacturing	First Lien Loan 11.5000% Cash, 12/20/2022 (k, o, p)	3,666,700	3,595,061	3,666,700
FDS, Inc.	Software	Senior Subordinated Debt 12.0000% Cash, 11/30/2018 (k, o)	2,353,156	2,353,156	2,353,156
FOLIOfn, Inc.	Technology Investment - Financial Services	Preferred Stock (5,802,259 shares) (d, I, o)		15,000,000	4,864,000
Highpoint Global LLC	Government Services	Second Lien Note 12.0000% Cash, 2.0000% PIK, 09/30/2022 (b, k, o)	5,020,556	4,926,304	5,020,556
HTI Technologies and Industries, Inc.	Electronic Component Manufacturing	Second Lien Note 12.0000% Cash, 2.0000% PIK, 06/21/2018 (b, k, o)	9,928,529	9,912,504	9,687,205
Initials, Inc.	Consumer Products	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK, 06/23/2020 (b, k, o)	5,345,192	5,345,192	4,882,772
Legal Solutions Holdings, Inc.	Business Services	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK, 09/12/2018 (b, k, o)	11,544,170	11,546,147	11,659,694
Morey’s Seafood International, LLC	Food Services	Second Lien Loan 10.0000% Cash, 4.0000% PIK, 08/12/2018 (b, k, o)	17,573,105	17,573,105	17,980,645
SGDA Europe B.V.	Environmental Services	First Lien Note 5.0000% Cash, PIK, 10/26/2024 (b, e, m)	1,197,244	1,197,244	1,197,244
Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 10.0000% Cash, 08/07/2020 (k, o)	7,717,056	7,717,056	7,462,002
		Third Lien Loan 10.0000% Cash, 08/07/2020 (k, o)	1,400,000	1,400,000	1,364,253
				9,117,056	8,826,255
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan, 9.5000% Cash, 07/05/2025 (l, k, o)	40,526,745	40,526,745	38,852,917
U.S. Spray Drying Holding Company	Specialty Chemicals	Class B Common Stock (784 shares) (d, o)		5,488,000	5,400,000
		Secured Loan 12.0000% Cash, 04/30/2019 (k, o)	1,500,000	1,500,000	1,500,000
		Senior Secured Loan 12.0000% Cash, 11/07/2020 (k, o)	1,500,000	1,500,000	1,500,000
				8,488,000	8,400,000
United States Technologies, Inc.	Electronics Manufacturing and Repair	Senior Lien Loan 10.5000% Cash, 07/17/2020 (k, o)	5,500,000	5,493,182	5,555,000
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Second Lien Loan 12.0000% Cash, 08/21/2022 (k, o)	2,250,000	2,250,000	2,250,000

Sub Total Non-control/Non-affiliated investments				$178,610,265	$159,305,526

Affiliate investments - 34.17% (c, f, g)
Advantage Insurance, Inc.	Insurance	Preferred Stock (750,000 shares) (a, d, e, o)		7,500,000	8,753,502
Centile Holdings B.V.	Software	Common Equity Interest (a, d, e, o)		3,524,376	7,085,000
Crius Energy Trust	Energy Services	Equity Unit (3,282,982 shares) (e)		25,865,227	24,442,205
JSC Tekers Holdings	Real Estate Management	Common Stock (3,201 shares) (a, d, e, o)		4,500	—
		Preferred Stock (9,159,085 shares) (a, d, e, o)		11,810,188	4,566,000
				11,814,688	4,566,000
MVC Environmental, Inc.	Environmental Services	Senior Secured Loan 9.0000% PIK, 12/22/2020 (a, b, h, k, o)	6,869,353	6,869,353	4,380,146
		Common Stock (980 shares) (a, d, o)		3,140,375	—
				10,009,728	4,380,146
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (a, d, e, o)		51,204,270	32,695,000
		Bridge Loan 5.0000% PIK, 12/31/2019 (a, b, e, k, o)	4,394,883	4,394,883	4,394,883
				55,599,153	37,089,883

Sub Total Affiliate investments				$114,313,172	$86,316,736

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments - (Continued)

January 31, 2018

(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value
Control investments - 24.71% (c, f, g)
Equus Total Return, Inc.	Registered Investment Company	Common Stock (4,444,644 shares) (d, k)		$10,030,272	$10,844,931
MVC Automotive Group GmbH	Automotive Dealerships	Common Equity Interest (a, d, e, o)		51,185,015	19,227,972
		Bridge Loan 6.0000% Cash, 06/30/2018 (a, e, k, o)	$4,855,166	4,855,166	4,855,166
				56,040,181	24,083,138
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (a, d, j, k, o)		11,452,452	18,189,672
		General Partnership Interest (a, d, j, k, o)		292,154	457,246
				11,744,606	18,646,918
RuMe Inc.	Consumer Products	Common Stock (5,297,548 shares) (a, d, o)		924,475	277,359
		Series C Preferred Stock (23,896,634 shares) (a, d, o)		3,410,694	4,652,622
		Series B-1 Preferred Stock (4,999,076 shares) (a, d, o)		999,815	1,922,243
		Subordinated Debt 10.0000% Cash, 9/22/2019 (a, k, n, o)	1,016,839	1,016,839	1,016,839
		Warrants (a, d, o)	2	336,393	966,744
				6,688,216	8,835,807

Sub Total Control investments				$84,503,275	$62,410,794

TOTAL PORTFOLIO INVESTMENTS - 121.95% (f)				$377,426,712	$308,033,056
Cash equivalents - 0.48% (f, g)
Fidelity Institutional Government Money Market Fund	Money Market Fund	Beneficial Shares (1,116,787 shares)		$1,116,787	$1,116,787
Morgan Stanley Institutional Liquidity Government Portfolio	Money Market Fund	Beneficial Shares (95,851 shares)		95,851	95,851
Total Cash equivalents				1,212,638	1,212,638

TOTAL INVESTMENT ASSETS - 122.43%				$378,639,350	$309,245,694

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

(c) All of the Company’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except MVC Automotive Group GmbH, Security Holdings B.V., SGDA Europe B.V., JSC Tekers Holdings, Centile Holdings B.V., Equus Total Return Inc., and MVC Private Equity Fund L.P.

The Company makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d) Non-income producing assets.

(e) The principal operations of these portfolio companies are located in Europe, Canada, and Puerto Rico which represents approximately 29% of the total assets.  The remaining portfolio companies are located in United States which represents approximately 54% of the total assets.

(f) Percentages are based on net assets of $252,580,991 as of January 31, 2018.

(g) See Note 3 for further information regarding “Investment Classification.”

(h) All or a portion of the accrued interest on these securities have been reserved for.

(i) Legacy Investments.

(j) MVC Private Equity Fund, LP is a private equity fund focused on control equity investments in the lower middle market.  The fund currently holds four investments, three located in the United States and one in Gibraltar, the investments are in the energy, services, contract manufacturing, and industrial sectors.  The Company’s proportional share of Plymouth Rock Energy membership interest and loan, the Gibdock Limited equity interest, Advanced Oil Field Services, LLC common stock, preferred stock, and loan and Focus Pointe preferred stock is $7,257,919, $4,208,377, $2,907,039 and $3,286,550, respectively.  The Company’s partnership interests in the MVC Private Equity Fund, LP are not redeemable.

(k) All or a portion of these securities may serve as collateral for the Santander Credit Facility.

(l) U.S. Gas & Electric, Inc. is an indirect subsidiary of Crius Energy Trust.

(m) PIK toggle at borrower’s option

(n) 10% PIK through December 31, 2017, 10% Cash beginning January 1, 2018.

(o) These securities are valued using unobservable inputs.

(p) Variable rate between 10.5000% and 11.5000% cash.

PIK - Payment-in-kind

- Denotes zero cost or fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

October 31, 2017

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value

Non-control/Non-affiliated investments- 53.40% (a, c, f, g)
Custom Alloy Corporation	Manufacturer of Pipe Fittings and Forgings	Second Lien Loan 10.1000% Cash, 04/30/2020 (h, k, o)	$24,425,298	24,425,298	$18,471,704
		Unsecured Subordinated Loan 12.0000% Cash, 03/31/2018 (h, k, o)	3,000,000	3,000,000	3,012,165
				27,425,298	21,483,869
Dukane IAS,LLC	Welding Equipment Manufacturer	Second Lien Note 10.5000% Cash, 2.5000% PIK, 11/17/2020 (b, k, o)	7,255,747	7,165,971	7,328,296
FDS, Inc.	Software	Senior Subordinated Debt 12.0000% Cash, 11/30/2017 (k, o)	2,353,156	2,353,156	2,353,156
FOLIOfn, Inc.	Technology Investment - Financial Services	Preferred Stock (5,802,259 shares) (d, I, o)		15,000,000	5,407,000
Highpoint Global LLC	Government Services	Second Lien Note 12.0000% Cash, 2.0000% PIK, 09/30/2022 (b, k)	5,000,000	4,900,699	4,900,699
HTI Technologies and Industries, Inc.	Electronic Component Manufacturing	Second Lien Note 12.0000% Cash, 2.0000% PIK, 06/21/2018 (b, k, o)	9,878,042	9,849,998	9,766,317
Initials, Inc.	Consumer Products	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK, 06/23/2020 (b, k, o)	4,818,874	4,818,874	4,310,277
Legal Solutions Holdings, Inc.	Business Services	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK, 09/12/2018 (b, k, o)	11,456,144	11,459,396	11,570,745
Morey’s Seafood International, LLC	Food Services	Second Lien Loan 10.0000% Cash, 4.0000% PIK, 08/12/2018 (b, k, o)	17,236,157	17,236,157	17,800,661
SGDA Europe B.V.	Environmental Services	First Lien Note 5.0000% Cash, PIK, 10/26/2024 (a, b, e, m)	1,197,244	1,197,244	1,197,244
Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 10.0000% Cash, 08/07/2020 (k, o)	7,717,056	7,717,056	7,562,620
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan, 9.5000% Cash, 07/05/2025 (l, k, o)	40,526,745	40,526,745	40,526,745
U.S. Spray Drying Holding Company	Specialty Chemicals	Class B Common Stock (784 shares) (d, o)		5,488,000	5,534,183
		Secured Loan 12.0000% Cash, 04/30/2019 (k, o)	1,500,000	1,500,000	1,500,000
				6,988,000	7,034,183
United States Technologies, Inc.	Electronics Manufacturing and Repair	Senior Lien Loan 10.5000% Cash, 07/17/2020 (k, o)	5,500,000	5,492,500	5,555,000
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Second Lien Loan 12.0000% Cash, 08/21/2022 (k, o)	2,450,000	2,450,000	2,450,000

Sub Total Non-control/Non-affiliated investments				164,581,094	149,246,812

Affiliate investments - 29.31% (c, f, g)
Advantage Insurance, Inc.	Insurance	Preferred Stock (750,000 shares) (a, d, e, o)		7,500,000	8,896,789
Centile Holdings B.V.	Software	Common Equity Interest (a, d, e, o)		3,524,376	6,790,000
Crius Energy Trust	Energy Services	Equity Unit (3,282,982 shares) (e)		25,865,227	21,024,145
JSC Tekers Holdings	Real Estate Management	Common Stock (3,201 shares) (a, d, e, o)		4,500	—
		Preferred Stock (9,159,085 shares) (a, d, e, o)		11,810,188	4,196,000
				11,814,688	4,196,000
MVC Environmental, Inc.	Environmental Services	Senior Secured Loan 9.0000% PIK, 12/22/2020 (a, b, h, k, o)	6,869,353	6,869,353	4,878,640
		Common Stock (980 shares) (a, d, o)		3,140,375	—
				10,009,728	4,878,640
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (a, d, e, o)		51,204,270	31,883,000
		Bridge Loan 5.0000% PIK, 12/31/2019 (a, b, e, k, o)	4,240,057	4,240,057	4,240,057
				55,444,327	36,123,057

Sub Total Affiliate investments				114,158,346	81,908,631

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments - (Continued)

October 31, 2017

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value
Control investments - 21.96% (c, f, g)
Equus Total Return, Inc.	Registered Investment Company	Common Stock (4,444,644 shares) (d, k)		$10,030,272	$10,844,931
MVC Automotive Group GmbH	Automotive Dealerships	Common Equity Interest (a, d, e, o)		51,185,015	17,395,000
		Bridge Loan 6.0000% Cash, 06/30/2018 (a, e, k, o)	$4,855,166	4,855,166	4,855,166
				56,040,181	22,250,166
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (a, d, j, k, o)		11,452,452	17,804,933
		General Partnership Interest (a, d, j, k, o)		292,154	447,790
				11,744,606	18,252,723
RuMe Inc.	Consumer Products	Common Stock (5,297,548 shares) (a, d, o)		924,475	402,439
		Series C Preferred Stock (23,896,634 shares) (a, d, o)		3,410,694	5,216,844
		Series B-1 Preferred Stock (4,999,076 shares) (a, d, o)		999,815	2,008,375
		Subordinated Debt 10.0000% PIK, 9/22/2019 (a, b, k, n, o)	991,839	991,839	991,839
		Warrants (a, d, o)	2	336,393	1,402,713
				6,663,216	10,022,210

Sub Total Control investments				84,478,275	61,370,030

TOTAL PORTFOLIO INVESTMENTS - 104.67% (f)				$363,217,715	$292,525,473

Cash equivalents - 0.36% (f, g)
Fidelity Institutional Government Money Market Fund	Money Market Fund	Beneficial Shares (924,287 shares)		$924,287	$924,287
Morgan Stanley Institutional Liquidity Government Portfolio	Money Market Fund	Beneficial Shares (95,612 shares)		95,612	95,612
Total Cash equivalents				1,019,899	1,019,899

TOTAL INVESTMENT ASSETS - 105.03%				$364,237,614	$293,545,372

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

(d) Non-income producing assets.

(e) The principal operations of these portfolio companies are located in Europe, Canada, and Puerto Rico which represents approximately 25% of the total assets.  The remaining portfolio companies are located in United States which represents approximately 48% of the total assets.

(f) Percentages are based on net assets of $279,489,068 as of October 31, 2017.

(g) See Note 3 for further information regarding “Investment Classification.”

(h) All or a portion of the accrued interest on these securities have been reserved for.

(i) Legacy Investments.

(j) MVC Private Equity Fund, LP is a private equity fund focused on control equity investments in the lower middle market.  The fund currently holds four investments, three located in the United States and one in Gibraltar, the investments are in the energy, services, contract manufacturing, and industrial sectors.  The Company’s proportional share of Plymouth Rock Energy membership interest and loan, the Gibdock Limited equity interest and Focus Pointe preferred stock is $7,257,919, $4,499,681, $2,888,839, respectively. The Company’s partnership interests in the MVC Private Equity Fund, LP are not redeemable.

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

MVC Capital, Inc. (the “Company”)

Notes to Consolidated Financial Statements

January 31, 2018

(Unaudited)

1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements.  Certain amounts, when applicable, have been reclassified to adjust to current period presentations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included as required by Regulation S-X, Rule 10-01. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2017, filed with the U.S. Securities and Exchange Commission (the “SEC”).  As the Company is an investment company, (as defined by the Investment Company Act of 1940 (the “1940 Act”)), management follows investment company accounting and reporting guidance of Financial Accounting Standards Board (“FASB”) 946-Investment Companies, which is accounting principles generally accepted in the United States of America (“GAAP”).

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

On October 14, 2011, the Company formed a wholly-owned subsidiary, MVC Cayman, an exempted company incorporated in the Cayman Islands, to hold certain of its investments and to make certain future investments.  The results of MVCFS and MVC Cayman are consolidated into the Company’s financial statements and all inter-company accounts have been eliminated in consolidation.  Of the $56.2 million in cash and cash equivalents on the Company’s Consolidated Balance Sheets as of January 31, 2018, approximately $1.1 million was held by MVC Cayman.

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

4. Cash and Cash Equivalents

For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all money market and all highly liquid temporary cash investments purchased with an original maturity of less than three months to be cash equivalents. The Company places its cash and cash equivalents with financial institutions and cash held in bank accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit.  As of January 31, 2018, the Company had approximately $1.2 million in cash equivalents, approximately $5.3 million in restricted cash and approximately $55.0 million in cash totaling approximately $61.5 million.  Of the $55.0 million in cash, approximately $1.1 million was held by MVC Cayman.

Restricted Cash and Cash Equivalents

Cash and cash equivalent accounts that are not available to the Company for day—to-day use and are legally restricted are classified as restricted cash.  Restricted cash and cash equivalents are carried at cost, which approximates fair value.  As of October 31, 2017 and January 31, 2018, there was a $300,000 letter of credit for RuMe provided by a third party financial institution that MVC collateralized with cash, that was classified as restricted cash on the Company’s Consolidated Balance Sheets.  Also, as of October 31, 2017 and January 31, 2018, the Company had restricted cash of $5.0 million related to the compensating balance condition for Credit Facility III (defined below).

5. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). ASU 2014-09 addresses the reporting of revenue by most entities and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14 that defers the effective date of ASU 2014-09 for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early application is not permitted for public business entities.  On December 27, 2016, the FASB issued ASU 2016-20 to make various amendments to Topic 606, going into effect for years beginning after December 15, 2017.  The Company is still assessing the disclosures required but does not expect the standard, when adopted, to have a material impact on our financial condition, results of operations or net assets.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows — Classification of Certain Cash Receipts and Cash Payments (Topic 230). The amendments provide guidance on eight specific cash flow issues in how certain cash receipts and cash payments are presented and classified in the statement of cash flows with the objective of reducing the existing diversity in practice. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted.  The Company does not expect to adopt ASU 2016-15 early and does not believe the standard will have a material impact on our financial statements when adopted.

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

6. Investment Valuation Policy

Our investments are carried at fair value in accordance with the Accounting Standards Codification, Fair Value Measurement (“ASC 820”). In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of our Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction.  At January 31, 2018, we did not own restricted or unrestricted securities of any publicly traded company in which we have a majority-owned interest but did own one security in which we have a minority-owned interest.

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

At January 31, 2018 and October 31, 2017, approximately 72.97% and 64.61%, respectively, of total assets represented investments in portfolio companies recorded at fair value (“Fair Value Investments”).

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

Revision of Previously Issued Financial Statements related to Restricted Cash - During the fourth quarter of fiscal 2017, the Company corrected an error in our accounting for compensating balances associated with our revolving borrowing base Credit Facility III (defined below).  The Company concluded the error was deemed immaterial as it did not impact, in any way, the reported net asset value of the Company. The Company determined that the compensating balance arrangement legally restricts the use of cash pledged under such arrangement.  The Company corrected the consolidated balance sheet as of October 31, 2016 and cash flows from financing activities for the year ended October 31, 2016 to account for the adjustment between Cash and Restricted Cash in the amount of $10,000,000. The amount of the compensating balance decreased to $5,000,000 in June 2017 when certain liquidity thresholds were met. The Company concluded that the error is immaterial to the annual consolidated financial statements, which were included in the Annual Report on Form 10-K for the year ended October 31, 2016, and the interim reports on Form 10-Q for the quarters ended January 31, 2017, April 30, 2017, and July 31, 2017. The Company revised the consolidated financial statements as of October 31, 2016 and the quarter ended January 31, 2017.   The compensating balance amounts were disclosed in the footnotes to the financial statements in all periods referenced above.   There were no borrowings outstanding on Credit Facility III at October 31, 2016 and October 31, 2017.

7. Concentration of Market Risk

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments and escrow receivables (other than cash equivalents), which collectively represented approximately 82.41% and 72.51% of the Company’s total assets at January 31, 2018 and October 31, 2017, respectively. As discussed in Note 8, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the Company’s portfolio investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include foreign investments (which subject the Company to additional risks such as currency, geographic, demographic and operational risks), entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.  Additionally, we are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate.  As of January 31, 2018, the fair value of our largest investment, Crius Energy Trust (“Crius”), including its wholly-owned indirect subsidiary U.S. Gas & Electric, Inc. (“U.S. Gas”), comprised 16.9% of our total assets and 25.1% of our net assets.  The Company’s investments in short-term securities are generally in U.S. government securities, with a maturity of greater than three months but generally less than one year or other high quality and highly liquid investments.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents.

The following table shows the portfolio composition by industry grouping at fair value as a percentage of net assets as of January 31, 2018 and October 31, 2017.

	January 31, 2018	October 31, 2017
Energy Services	25.06%	22.02%
Electrical Engineering	14.68%	12.92%
Automotive Dealerships	9.53%	7.96%
Manufacturer of Pipe Fittings	8.81%	7.69%
Private Equity	7.38%	6.53%
Food Services	7.12%	6.37%
Consumer Products	5.43%	5.13%
Business Services	4.62%	4.14%
Regulated Investment Company	4.29%	3.88%
Electronics Component Manufacturing	3.84%	3.49%
Software	3.74%	3.28%
Distributor - Landscaping and Irrigation Equipment	3.49%	2.71%
Insurance	3.47%	3.19%
Specialty Chemicals	3.33%	2.52%
Equipment Rental	2.97%	0.00%
Environmental Services	2.21%	2.17%
Electronics Manufacturing and Repair	2.20%	1.99%
Government Services	1.99%	1.75%
Technology Investment - Financial Services	1.93%	1.93%
Real Estate Management	1.81%	1.50%
Welding Equipment Manufacturer	1.72%	2.62%
Defense/Aerospace Parts Manufacturing	1.45%	0.00%
Iron Foundries	0.88%	0.88%
	121.95%	104.67%

The following table shows the portfolio composition by geographic region at fair value as a percentage of total assets as of January 31, 2018 and October 31, 2017.

	January 31, 2018	October 31, 2017
Europe	19.80%	17.49%
Southeast	18.21%	15.48%
Northeast	17.04%	14.85%
Midwest	7.32%	7.44%
Canada	6.54%	5.21%
Southwest	5.68%	4.48%
West	5.48%	5.35%
Puerto Rico	2.34%	2.21%
	82.41%	72.51%

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

                           •        Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date.  We valued two of our investments using Level 1 inputs as of January 31, 2018.

                           •        Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly or other inputs that are observable or can be corroborated by observable market data. Additionally, the Company’s interests in Investment Vehicles that can be withdrawn by the Company at the net asset value reported by such Investment Vehicle as of the measurement date or within six months of the measurement date are generally categorized as Level 2 investments.  We did not value any of our investments using Level 2 inputs as of January 31, 2018.

                           •        Level 3: Level 3 inputs are unobservable and cannot be corroborated by observable market data. Additionally, included in Level 3 are the Company’s interests in Investment Vehicles from which the Company cannot withdraw at the net asset value reported by such Investment Vehicles as of the measurement date or within six months of the measurement date.  We use Level 3 inputs for measuring the fair value of the vast majority of our investments. See Note 6 “Investment Valuation Policy” for the investment valuation policies used to determine the fair value of these investments.

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

The following fair value hierarchy tables set forth our investment related assets and (liabilities) by level as of January 31, 2018 and October 31, 2017 (in thousands):

	January 31, 2018
	Level 1	Level 2	Level 3	Investment measured at NAV	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$144,190	$—	$144,190
Common Stock	35,287	—	5,677	—	40,964
Preferred Stock	—	—	43,856	—	43,856
Warrants	—	—	1,368	—	1,368
Common Equity Interest	—	—	59,008	—	59,008
LP Interest of the PE Fund	—	—	—	18,190	18,190
GP Interest of the PE Fund	—	—	—	457	457
Guarantees and letters of credit	—	—	(666)	—	(666)
Total	$35,287	$—	$253,433	$18,647	$307,367

	October 31, 2017
	Level 1	Level 2	Level 3	Investment measured at NAV	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$153,271	$—	$153,271
Common Stock	31,869	—	5,937	—	37,806
Preferred Stock	—	—	25,725	—	25,725
Warrants	—	—	1,403	—	1,403
Common Equity Interest	—	—	56,068	—	56,068
LP Interest of the PE Fund	—	—	—	17,805	17,805
GP Interest of the PE Fund	—	—	—	448	448
Guarantees and letters of credit	—	—	(551)	—	(551)
Total	$31,869	$—	$241,853	$18,253	$291,975

A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.  Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur.  During the quarter ended January 31, 2018 and the year ended October 31, 2017, there were no transfers in and out of Level 1 or 2.

The following tables set forth a summary of changes in the fair value of investment related assets and liabilities measured using Level 3 inputs for the quarter ended January 31, 2018, and January 31, 2017 (in thousands):

									Total Loss for the Year
									Included in Earnings
			Reversal of Prior						Attibutable to the Change
			Period	Unrealized					in Unrealized Appreciation
	Balances,		(Appreciation)	Appreciation				Balances,	(Depreciation) on
	November 1,	Realized Gains	Depreciation on	(Depreciation)			Transfers In &	January 31,	Investments held as of
	2017	(Losses) (1)	Realization (2)	(3)	Purchases (4)	Sales (5)	Out of Level 3	2018	January 31, 2018
Senior/Subordinated Loans and credit facilities	$153,271	$—	$—	$(2,211)	$14,792	$(21,662)	$—	$144,190	$(2,211)
Common Stock	5,937	—	—	(260)	—	—	—	5,677	(260)
Preferred Stock	25,725	—	—	(455)	18,586	—	—	43,856	(455)
Warrants	1,403	—	—	(436)	401	—	—	1,368	(436)
Common Equity Interest	56,068	—	—	2,940	—	—	—	59,008	2,940
Guarantees and letters of credit	(551)	—	—	8	(123)	—	—	(666)	8
Total	$241,853	$—	$—	$(414)	$33,656	$(21,662)	$—	$253,433	$(414)

									Total Loss for the Year
									Included in Earnings
			Reversal of Prior						Attibutable to the Change
			Period	Unrealized					in Unrealized Appreciation
	Balances,		(Appreciation)	Appreciation				Balances,	(Depreciation) on
	November 1,	Realized Gains	Depreciation on	(Depreciation)			Transfers In &	January 31,	Investments held as of
	2016	(Losses) (1)	Realization (2)	(3)	Purchases (4)	Sales (5)	Out of Level 3	2017	January 31, 2017
Senior/Subordinated Loans and credit facilities	$141,893	$—	$—	$676	$1,520	$(30)	$—	$144,059	$(8,592)
Common Stock	9,524	—	—	(1,227)	59	—	—	8,356	(8,286)
Preferred Stock	115,195	—	—	(366)	—	—	—	114,829	70,608
Warrants	1,886	—	—	897	—	—	—	2,783	1,434
Common Equity Interest	53,811	—	—	1,607	—	(330)	—	55,088	(78,242)
LLC Interest	3,992	—	—	—	—	—	—	3,992	456
Escrow Receivable	9,152	801	—	—	—	(4,948)	—	5,005	—
Total	$335,453	$801	$—	$1,587	$1,579	$(5,308)	$—	$334,112	$(22,622)

(1)              Included in net realized gain (loss) on investments in the Consolidated Statements of Operations.

(2)              Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities disposed of during the quarter ended January 31, 2018 and January 31, 2017, respectively.

(3)              Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities held during the quarter ended January 31, 2018 and January 31, 2017, respectively.

(4)              Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for new securities.  For the quarter ended January 31, 2018 and January 31, 2017, a total of approximately $754,000 and $575,000, respectively, of PIK interest and dividends and amortization of discounts and fees are included.

(5)              Includes decreases in the cost basis of investments resulting from principal repayments or sales.

In accordance with ASU 2011-04, the following tables summarize information about the Company’s Level 3 fair value measurements as of January 31, 2018 and October 31, 2017 (in thousands):

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range				Weighted
	1/31/2018	Valuation technique	Unobservable input	Low		High		average (a)

Common Stock (c) (d)	$5,677	Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A

		Market Approach	Revenue Multiple	1.7	x	1.7	x	1.7	x
			Forward EBITDA Multiple	7.0	x	7.0	x	7.0	x

		Income Approach	Discount Rate	14.3%		14.3%		14.3%
			Perpetual Growth Rate of Free Cash Flow	2.0%		2.0%		2.0%

Senior/Subordinated loans and credit facilities (b) (d)	$144,190	Market Approach	EBITDA Multiple	8.5	x	8.5	x	8.5	x
			Forward EBITDA Multiple	5.0	x	7.0	x	6.2	x
			Revenue Multiple	1.7	x	1.7	x	1.7	x

		Income Approach	Required Rate of Return	9.0%		20.8%		12.8%
			Discount Rate	14.1%		19.1%		16.4%
			Perpetual Growth Rate of Free Cash Flow	2.0%		3.0%		2.8%

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A

Common Equity Interest	$59,008	Market Approach	Revenue Multiple	2.0	x	2.0	x	2.0	x
			Forward EBITDA Multiple	6.0	x	7.0	x	6.6	x

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A

		Income Approach	Discount Rate	14.1%		20.8%		15.3%
			Perpetual Growth Rate of Free Cash Flow	3.0%		3.0%		3.0%

Preferred Stock (c)	$43,856	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		20.0%		6.9%
			Real Estate Appraisals	N/A		N/A		N/A

		Market Approach	Revenue Multiple	1.7	x	1.7	x	1.7	x
			Forward EBITDA Multiple	7.0	x	7.0	x	7.0	x
			% of AUM	0.78%		0.78%		0.78%
			Illiquidity Discount	40.0%		40.0%		40.0%
			Multiple of Book Value	1.0	x	1.0	x	1.0	x
			EBT Multiple	16.5	x	16.5	x	16.5	x

		Income Approach	Discount Rate	14.3%		15.7%		14.9%
			Perpetual Growth Rate of Free Cash Flow	2.0%		2.5%		2.2%
			Required Rate of Return	17.7%		22.7%		19.5%

Warrants	$1,368	Market Approach	Revenue Multiple	1.7	x	1.7	x	1.7	x
			EBITDA Multiple	7.0	x	7.0	x	7.0	x

		Income Approach	Discount Rate	14.3%		15.8%		14.7%
			Perpetual Growth Rate of Free Cash Flow	2.0%		2.0%		2.0%

Guarantees / Letters of Credit	$(666)	Income Approach	Discount Rate	19.1%		20.0%		20.0%

Total	$253,433

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

(e) Practical expedient is used utilizing the net asset valuations provided by the GP

* The above table excludes certain investments whose fair value is zero due to certain specific situations at the portfolio company level.

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range				Weighted
	10/31/2017	Valuation technique	Unobservable input	Low		High		average (a)

Common Stock (c) (d)	$5,937	Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A

		Market Approach	Revenue Multiple	1.3	x	1.3	x	1.3	x
			Forward EBITDA Multiple	5.8	x	7.0	x	7.0	x

Senior/Subordinated loans and credit facilities (b) (d)	$153,271	Market Approach	EBITDA Multiple	5.5	x	8.5	x	7.3	x
			Forward EBITDA Multiple	5.8	x	7.0	x	6.6	x
			Revenue Multiple	1.3	x	1.3	x	1.3	x

		Income Approach	Required Rate of Return	8.5%		22.5%		13.3%
			Discount Rate	15.3%		19.1%		17.3%
			Perpetual Growth Rate of Free Cash Flow	3.0%		3.0%		3.0%

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A

Common Equity Interest	$56,068	Market Approach	Revenue Multiple	2.0	x	2.0	x	2.0	x
			Forward EBITDA Multiple	6.0	x	6.0	x	6.0	x
			EBITDA Multiple	5.5	x	7.0	x	6.5	x

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A

		Income Approach	Discount Rate	13.0%		17.6%		13.8%
			Perpetual Growth Rate of Free Cash Flow	3.0%		3.0%		3.0%

Preferred Stock (c)	$25,725	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		0.0%		0.0%
			Real Estate Appraisals	N/A		N/A		N/A

		Market Approach	Revenue Multiple	1.3	x	1.3	x	1.3	x
			% of AUM	0.73%		0.73%		0.73%
			Illiquidity Discount	30.0%		30.0%		30.0%
			Multiple of Book Value	1.0	x	1.0	x	1.0	x
			EBT Multiple	14.0	x	14.0	x	14.0	x
			Discount to Letter of Intent	0.0%		0.0%		0.0%

		Income Approach	Discount Rate	15.7%		15.7%		15.7%
			Perpetual Growth Rate of Free Cash Flow	2.5%		2.5%		2.5%

Warrants	$1,403	Market Approach	Revenue Multiple	1.3	x	1.3	x	1.3	x

Guarantees / Letters of Credit	$(551)	Income Approach	Discount Rate	19.1%		20.0%		20.0%

Total	$241,853

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

For the Quarter Ended January 31, 2018

During the quarter ended January 31, 2018, the Company made two new investments, committing capital that totaled approximately $11.2 million.  Pursuant to an exemptive order received by the Company from the SEC (the “Order”), that allows the Company to co-invest, subject to certain conditions, with certain affiliated private funds as described in the Order, each of the Company and TTGA C-I LP (the “Private Fund”) co-invested in Essner Manufacturing (“Essner”) ($3.7 million investment for the Company) and Black Diamond Equipment Rental (“Black Diamond”) ($7.5 million investment for the Company).

During the quarter ended January 31, 2018, the Company made 3 follow-on investments that totaled approximately $3.4 million.  On November 8, 2017, the Company loaned an additional $1.5 million to U.S. Spray Drying Holding Company (“SCSD”) in the form of a senior secured loan.  The loan has an interest rate of 12% and a maturity date of November 7, 2020.  On December 21, 2017, the Company loaned approximately $526,000 to Initials, Inc. (“Initials”) increasing the senior subordinated loan amount to approximately $5.3 million.  On December 22, 2017, the Company loaned $1.4 million to Turf Products, LLC (“Turf”) in the form of a third lien loan.  The loan has an interest rate of 10% and a maturity date of August 7, 2020.

On November 28, 2017, the Company restructured the Custom Alloy Corporation (“Custom Alloy”) second lien loan and unsecured subordinated loan.  The second lien loan was restructured into a $3.5 million second lien loan with an interest rate of 10% and a maturity date of December 31, 2020, 6,500 shares of series B preferred Stock with a 10% PIK coupon and a maturity date of December 31, 2020 and 17,935 shares of series C preferred Stock.  The unsecured subordinated loan was restructured into 3,617 shares of series A preferred Stock with a 12% PIK coupon and a maturity date of April 30, 2020.  The Company also provided a $2.0 million and $1.4 million letter of credit.

On November 29, 2017, the Company received a principal payment of $3.0 million from Dukane IAS, LLC (“Dukane”) resulting in a balance outstanding of approximately $4.3 million as of January 31, 2018.

On December 29, 2017, the Company received a principal payment of $200,000 from Vestal Manufacturing Enterprises, Inc. (“Vestal”) resulting in a balance outstanding of approximately $2.3 million as of January 31, 2018.

During the quarter ended January 31, 2018, the Valuation Committee increased the fair value of the Company’s investments in: Centile Holdings B.V. (“Centile”) equity interest by $295,000, Custom Alloy second lien loan, series A preferred stock, series B preferred stock, series C preferred stock and letter of credit by a total of approximately $638,000, Highpoint Global LLC (“Highpoint”) loan by approximately $99,000, Initials loan by approximately $46,000, JSC Tekers Holdings (“JSC Tekers”) preferred stock by approximately $370,000, Legal Solutions Holdings, Inc. (“Legal Solutions”) loan by approximately $1,000, MVC Automotive Group GmbH (“MVC Automotive”) equity interest by approximately $1.8 million, MVC Environmental, Inc. (“MVC Environmental”) letter of credit by approximately $7,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $394,000, RuMe Inc. (“RuMe”) guarantee and letter of credit by a total of approximately $57,000 and Security Holdings B.V. (“Security Holdings”) equity interest by approximately $812,000.  In addition, increases in the cost basis and fair value of the loans to HTI Technologies and Industries, Inc. (“HTI”), Legal Solutions, Custom Alloy, RuMe, Dukane IAS, LLC (“Dukane”), Morey’s Seafood international, LLC (“Morey’s”), Highpoint and Security Holdings were due to the capitalization of PIK interest totaling $715,324.  The Valuation Committee also decreased the fair value of the Company’s investments in: Advantage Insurance Holdings LTD (“Advantage”) preferred stock by approximately $143,000, Custom Alloy letters of credit by approximately $70,000, Dukane loan by approximately $30,000, Foliofn, Inc. (“Foliofn”) preferred stock by $543,000, HTI loan by approximately $130,000, MVC Environmental loan by approximately $498,000, RuMe series B-1 preferred stock, series C preferred stock, common stock and warrants by a total of approximately $1.2 million, Turf loan by approximately $136,000, U.S. Gas loan by approximately $1.7 million and SCSD common stock by approximately $134,000.

At January 31, 2018, the fair value of all portfolio investments, exclusive of any U.S. Treasury obligations and escrow receivables, was $308.0 million with a cost basis of $377.4 million.  At January 31, 2018, the fair value and cost basis of investments made by the Company’s former management team pursuant to the prior investment objective (“Legacy Investments”) was $4.9 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $303.1 million and $362.4 million, respectively.  At October 31, 2017, the fair value of all portfolio investments, exclusive of escrow receivables, was $292.5 million with a cost basis of $363.2 million.  At October 31, 2017, the fair value and cost basis of Legacy Investments was $5.4 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $287.1 million and $348.2 million, respectively.

For the Fiscal Year Ended October 31, 2017

During the fiscal year ended October 31, 2017, in connection with the sale of U.S. Gas, the Company received securities that totaled approximately $66.4 million (based on values determined as of July 5, 2017, the closing date of the transaction).  The securities were received from U.S. Gas ($40.5 million) and Crius Energy Trust (“Crius”) ($25.9 million).  The Company also made one new investment in Highpoint ($5.0 million).

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

On January 4, 2017, Biovation Acquisition Corp. (“BAC”) repaid their senior loan in full, including all accrued interest totaling approximately $31,000.

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

On April 12, 2017, the Company received a principal payment from Pride Engineering, LLC (“Pride”) of approximately $79,000.

On April 24, 2017, Equus Total Return Inc. (“Equus”) entered into a definitive agreement to acquire U.S. Gas (the “Equus Merger Agreement”).  Closing of the transaction was subject to a number of conditions.  On May 23, 2017, the Boards of MVC and U.S. Gas provided notice to Equus of a superior proposal that had been received from Crius and of MVC’s and U.S. Gas’s intent to terminate the Equus Merger Agreement.  On May 30, 2017, MVC and U.S. Gas terminated the Equus Merger Agreement, and in connection with such termination and pursuant to the Equus Merger Agreement, U.S. Gas paid to Equus a termination fee of $2.5 million.

On April 28, 2017, the Company received a principal payment from Morey’s of $262,000.

On May 30, 2017, U.S. Gas entered into a definitive agreement to be acquired by Crius Energy Trust for $172.5 million in a combination of cash, second-lien notes, and Crius trust units.

On June 8, 2017, the Company received total proceeds of approximately $18.1 million for the repayment of the outstanding Biogenic Reagents (“Biogenic”) loans.  The total proceeds include repayment of all outstanding principal and a substantial portion of the unpaid accrued interest related to the loans that were previously reserved against in full beginning on April 1, 2016.  The warrants were also realized as part of this transaction resulting in a realized loss of approximately $620,000.

On June 26, 2017, Thunderdome Restaurants, LLC (“Thunderdome”) repaid its loan in full totaling approximately $3.0 million, including all accrued interest.

On July 5, 2017, the Company received gross consideration for its investment in U.S. Gas valued at approximately $127.4 million, including approximately $11.0 million for the repayment of its two outstanding loans from the Company. The fair value of the consideration received by the Company for its equity investment in U.S. Gas was $116.4 million. As a result of the gross consideration received, the Company realized a gain of approximately $115.9 million. The $116.4 million was comprised of: (i) cash of approximately $50.0 million; (ii) 9.5% second-lien callable notes due in July 2025 with a face amount of approximately $40.5 million (before certain post-closing and indemnification adjustments, if any) (the “U.S. Gas second lien loan”); and (iii) 3,282,982 Crius trust units valued at approximately $25.9 million on the date of closing. In addition to the approximately $116.4 million proceeds that the Company received from the sale of U.S. Gas to Crius (pre-indemnification and pre- working capital true-up), the Company also received $1.48 million in cash to hold in its capacity as Holder Representative (of the U.S. Gas selling shareholders). This $1.48 million cash received by the Company will be used to pay, over time, for legal costs, potential settlements, true-up payments, etc. on behalf of the U.S. Gas selling shareholders.    Since the Company expects the $1.48 million to be fully used for legal costs, settlements and true-up payments, on behalf of the U.S. Gas selling shareholders, the Company has reserved in full against all proceeds received.  If there are any excess proceeds, once all costs and payments associated with the transaction have been made, the excess proceeds will be split amongst the non-legacy U.S. Gas selling shareholders on a pro-rata basis.

On July 20, 2017, Pride repaid its loan in full totaling approximately $5.1 million, including all accrued interest.

On August 29, 2017, the Company realized a loss of approximately $5.0 million on the sale of the Actelis Networks, Inc. (“Actelis”) common stock back to the company.

On September 19, 2017, Quantum Plastics LLC (“Quantum”) repaid its loan in full, including all accrued interest.  At the same time, the Company sold the Quantum warrant resulting in a realized gain of approximately $540,000.

On September 29, 2017, the Company realized a loss of approximately $3.7 million on the sale of MainStream Data, Inc. (“MainStream”) common stock back to the company.

On October 18, 2017, the Company realized a loss of approximately $785,000 on the sale of the BAC common stock.

On October 26, 2017, the Company exchanged its common equity interest in SGDA Europe B.V. (“SGDA Europe”) for a $1.2 million first lien note, resulting in a realized loss of approximately $27.5 million.

During the fiscal year ended October 31, 2017, Initials made a principal payment of approximately $69,000.

During the fiscal year ended October 31, 2017, the Company recorded a distribution of approximately $330,000 from Security Holdings, which was recorded as a return of capital.

During the quarter ended January 31, 2017, the Valuation Committee increased the fair value of the Company’s investments in: Advantage preferred stock by approximately $136,000, Centile equity interest by $340,000, Custom Alloy unsecured loan by approximately $370,000, Dukane loan by approximately $71,000, Legal Solutions loan by approximately $112,000, Morey’s loan by approximately $462,000, Pride loan by approximately $51,000, Quantum loan by approximately $323,000 and warrant by approximately $1.0 million, Security Holdings equity interest by approximately $1.5 million, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $99,000, Turf loan by approximately $7,000 and guarantee by approximately

$3,000, RuMe guarantee by approximately $50,000 and the United States Technologies, Inc. (“U.S. Tech”) loan by $5,000.  The Valuation Committee also increased the Ohio Medical Corporation (“Ohio Medical”) escrow by approximately $73,000 that was recorded as a realized gain.  In addition, increases in the cost basis and fair value of the loans to Vestal, HTI, Legal Solutions, MVC Environmental, FDS, RuMe, Dukane and U.S. Gas were due to the capitalization of PIK interest totaling $511,649.  The Valuation Committee also decreased the fair value of the Company’s investments in: BAC common stock by approximately $55,000, Custom Alloy second lien loan by approximately $575,000, Foliofn preferred stock by $264,000, Initials loan by approximately $95,000, JSC Tekers preferred stock by approximately $43,000, MVC Automotive equity interest by $307,000, MVC Environmental common stock by approximately $517,000, RuMe series C preferred stock by approximately $186,000, series B-1 preferred stock by approximately $9,000, common stock by approximately $42,000 and warrant by approximately $66,000, SCSD common stock by $560,000, SGDA Europe common equity interest by approximately $252,000 and Vestal loan by approximately $57,000, common stock by approximately $54,000 and warrant by approximately $62,000.

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

9. Commitments and Contingencies

Commitments to Portfolio Companies:

At January 31, 2018 and October 31, 2017, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at January 31, 2018
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Portfolio Company	Amount Committed	Amount Funded at October 31, 2017
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Guarantees:

At January 31, 2018 and October 31, 2017, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at January 31, 2018
MVC Automotive	$5.9 million	—
RuMe	$1.0 million	—
Total	$6.9 million	—

Guarantee	Amount Committed	Amount Funded at October 31, 2017
MVC Automotive	$6.0 million	—
RuMe	$1.0 million	—
Total	$7.0 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At January 31, 2018, the Valuation Committee estimated the combined fair values of the guarantee obligations noted above to be approximately -$666,000 or a liability of approximately $666,000.

These guarantees are further described below, together with the Company’s other commitments.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  Over time, Erste Bank, the bank extending the mortgage to MVC Automotive, increased the amount of the mortgage. The balance of the guarantee as of January 31, 2018 is approximately 4.8 million Euro (equivalent to approximately $5.9 million).

The Company agreed to cash collateralize a $300,000 third party letter of credit for RuMe, which is still a commitment of the Company as of January 31, 2018.  The Company also guaranteed $1.0 million of RuMe’s indebtedness to Colorado Business Bank, which had a fair value of approximately -$173,000 or a liability of $173,000 as of January 31, 2018.  On September 22, 2017, the Company provided RuMe an additional $2.0 million letter of credit which had a fair value of approximately -$312,000 or a liability of $312,000 as of January 31, 2018.  The $2.0 million letter of credit is collateralized by the Company’s Credit Facility III (defined below).

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  The investment period related to the PE Fund has ended.  Additional capital may be called for follow-on investments in existing portfolio companies of the PE

Fund or to pay operating expenses of the PE Fund until the partnership is terminated.  During the fiscal year ended October 31, 2017, the Company received proceeds of approximately $12.6 million from the PE Fund related to the sale of AccuMed Corp., a portfolio company of the PE Fund.  The Company’s pro-rata share of the PE Fund’s investment in AccuMed Corp. totaled approximately $2.4 million, resulting in a realized gain of approximately $10.2 million, including escrow distributions.  As of January 31, 2018, $14.6 million of the Company’s commitment has been contributed.

During the fiscal year ended October 31, 2016, the Company agreed to cash collateralize a $500,000 working capital line of credit for an entity partially owned by MVC Environmental provided by Branch Banking and Trust Company (“BB&T”).  During the fiscal year ended October 31, 2017, the cash collateral securing the MVC Environmental working capital line of credit was released and a new credit facility was entered into secured by a $1.0 million letter of credit.  The $1.0 million letter of credit is collateralized by the Company’s Credit Facility III (defined below) and had a fair value of approximately -$3,000 or a liability of $3,000 as of January 31, 2018.

In Q1 2018, the Company provided Custom Alloy a $2.0 million and a $1.4 million letter of credit as part of a restructuring.  The $2.0 million letter of credit had a fair value of approximately -$108,000 or a liability of $108,000 as of January 31, 2018 and the $1.4 million letter of credit had a fair value of approximately -$70,000 or a liability of $70,000 as of January 31, 2018.  Both letters of credit are collateralized by the Company’s Credit Facility III (defined below).

Commitments of the Company

On February 19, 2013, the Company sold $70.0 million of senior unsecured notes (the “Senior Notes”) in a public offering.  The Senior Notes will mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Senior Notes had an interest rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year, beginning April 15, 2013.  The Company had also granted the underwriters a 30-day option to purchase up to an additional $10.5 million of Senior Notes to cover overallotments.  The additional $10.5 million in principal was purchased and the total principal amount of the Senior Notes totaled $80.5 million.  The net proceeds to the Company from the sale of the Senior Notes, after offering expenses, were approximately $77.4 million.  The offering expenses incurred are amortized over the term of the Senior Notes.

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

On May 3, 2013, the Company sold approximately $33.9 million of additional Senior Notes in a direct offering.  The additional Senior Notes will also mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Notes had an interest rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.

On December 21, 2017, all of the issued and outstanding Senior Notes were redeemed by the Company.  Approximately $1.8 million in unamortized deferred financing fees related to the Senior Notes were expensed at the time of repayment.  See below for additional information.

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with BB&T. On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  On December 1, 2015, Credit Facility II was renewed and expired on May 31, 2016, at which time all outstanding amounts under it were due and repaid.  On June 30, 2016, Credit Facility II was renewed and reduced to a $50 million revolving credit facility, which expired on February 28, 2017, as of which time all outstanding amounts under it were due and repaid.  On February 28, 2017, Credit Facility II was renewed and increased to a $100 million revolving credit facility and expired on August 31, 2017.  On August 31, 2017, Credit Facility II was renewed and decreased to a $25 million revolving credit facility, which expires on August 31, 2018.  There was no change to the interest rate or unused fee on the revolving credit facility. The Company paid closing costs associated with this transaction of $62,500.  At October 31, 2017 and January 31, 2018, there was no outstanding balance on Credit Facility II.  Credit Facility II is used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 125 basis points.  In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid closing fees, legal and other costs associated with these transactions.  These costs will be amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.  As of January 31, 2018, the Company was in compliance with all covenants related to Credit Facility II.

On December 9, 2015, the Company entered into a three-year, $50 million revolving borrowing base credit facility (“Credit Facility III”) with Santander Bank N.A. as a lender and lead agent and Wintrust Bank as a lender and syndication agent.  As of October 31, 2017 and January 31, 2018, there was no outstanding balance on Credit Facility III.  Credit Facility III can, under certain conditions, be increased up to $85 million.  The new facility bears an interest rate of LIBOR plus 3.75% or the prime rate plus 1% (at the Company’s option), and includes a 1% closing fee of the commitment amount and a 0.75% unused fee.  The compensating balance for the revolving credit facility is $5.0 million, which is reflected as restricted cash on the Company’s Consolidated Balance Sheets.  As of January 31, 2018, the Company was in compliance with all covenants related to Credit Facility III.

On November 15, 2017, the Company completed a public offering of $100,000,000 aggregate principal amount of its 6.25% senior notes due November 30, 2022 (“Senior Notes II”). In addition, on November 20, 2017, the underwriters exercised an over-allotment option to purchase an additional $15 million in aggregate principal amount of Senior Notes II (together with the offering on November 15, the “Offering”).  The Senior Notes II have an interest rate of 6.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  After deducting underwriting fees and discounts and expenses, the Offering resulted in net proceeds to the Company of approximately $111.4 million.  The Offering expenses incurred are amortized over the term of the Senior Notes II.  Proceeds from the offering were used to repay the Senior Notes in full, including all accrued interest.  As of January 31, 2018, the Senior Notes II had a total outstanding amount of $115.0 million, net of deferred financing fees the balance was approximately $111.5 million, with a market value of approximately $117.4 million.

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

On various dates, TTG Advisers and the Company entered into annual agreements to extend the expense cap of 3.5% to the 2011, 2012, 2013 and 2014 fiscal years (“Expense Limitation Agreement”).  The Company and the Adviser agreed to continue the expense cap into fiscal year 2015 and fiscal year 2016, though they lowered the expense cap to 3.25% and modified the methodology so that the cap is applied to limit the Company’s ratio of expenses to total assets less cash (the “Modified Methodology”), consistent with the asset level used to calculate the base management fee. (The expenses covered by the cap remain unchanged.)  On October 28, 2016, the Board of Directors, including all of the Independent Directors, approved the renewal of the Advisory Agreement for the 2017 fiscal year. Further, the Adviser agreed to continue to waive a portion of the base management fee so that it is reduced to 1.50% for fiscal year 2017. In March 2016, the Adviser agreed to modify its prior agreement to waive, effective November 1, 2015, the first $1.0 million of capital gains incentive fee due under the Advisory Agreement, such that the $1.0 million waiver of incentive fee would be applied to any incentive fee due under the agreement, whether it is a capital gains incentive fee or net operating income incentive fee.  Furthermore, the Company and the Adviser, similar to fiscal year 2016, agreed on an expense cap for fiscal year 2017 of 3.25% under the Modified Methodology.  For fiscal year 2018, the Adviser has agreed to continue the 3.25% expense cap under the Modified Methodology. The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2010 through 2017, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement for its allocable portion of the compensation payable to certain officers of the Company, which may not exceed $200,000 per year in the aggregate (the “Voluntary Waiver”).  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  As of January 31, 2018, the

Company did not have an investment in an exchange traded fund.    In addition, the Adviser has agreed, effective November 1, 2017, to a revised management fee structure that ties management fees to the NAV discount1 as follows: (A) If the Company’s NAV discount is greater than 20%, the management fee for the current quarter is reduced to 1.25%; (B) If the NAV discount is between 10% and 20%, the management fee will be 1.50%; and (C) If the NAV discount is less than 10% or eliminated, the 1.50% management fee would be re-examined, but in no event would it exceed 1.75%.  For the quarter ended January 31, 2018, the management fee was 1.50%.

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

11. Incentive Compensation

Pursuant to the Advisory Agreement, the Company pays an incentive fee to TTG Advisers which is generally: (i) 20% of pre-incentive fee net operating income and (ii) 20% of cumulative aggregate net realized capital gains less aggregate unrealized depreciation (on our portfolio securities acquired after November 1, 2003).  TTG Advisers is entitled to an incentive fee with respect to our pre-incentive fee net

1  The NAV discount referred to herein is the average daily discount to NAV for a quarter.  The discount is determined using the most recently determined NAV per share, which is typically the prior quarter end’s NAV per share and the Company stock closing price on any given day for the quarter.

operating income in each fiscal quarter as follows:  no incentive fee in any fiscal quarter in which our pre- incentive fee net operating income does not exceed the lower hurdle rate of 1.75% of net assets, 100% of our pre-incentive fee net operating income with respect to that portion of such pre-incentive fee net operating income, if any, that exceeds the lower hurdle amount but is less than 2.1875% of net assets in any fiscal quarter and 20% of the amount of our pre-incentive fee net operating income, if any, that exceeds 2.1875% of net assets in any fiscal quarter.

In accordance with GAAP, the Company had cumulatively accrued a capital gains incentive compensation provision of $2.3 million as of January 31, 2018, of which $2.3 million is not currently due under the Advisory Agreement. Capital gains incentive fee payments are made on an annual basis. GAAP requires that the capital gains incentive compensation provision consider the cumulative aggregate unrealized appreciation in the calculation, as capital gains incentive fee would be payable if such unrealized appreciation were realized, even though such unrealized appreciation is not permitted to be considered in calculating the incentive fee actually payable under the Advisory Agreement. This GAAP provision is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive compensation provision equal to 20% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. The resulting incentive compensation provision for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no provision recorded. There can be no assurance that such unrealized appreciation will be realized in the future.

At October 31, 2017, the provision for estimated incentive compensation was approximately $2.0 million.  During the quarter ended January 31, 2018, this provision for incentive compensation was increased by a net amount of approximately $267,000 to approximately $2.3 million, including both the pre-incentive fee net operating income and the capital gain incentive fee.  The net increase in the provision for incentive compensation reflects the Valuation Committee’s determination to decrease the fair values of eight of the Company’s portfolio investments (Advantage, Dukane, HTI, MVC Environmental, RuMe, Turf, U.S. Gas and SCSD) by a total of approximately $3.9 million.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of nine of the Company’s portfolio investments (Centile, Custom Alloy, Highpoint, Initials, JSC Tekers, Legal Solutions, MVC Automotive, Security Holdings and Crius) by a total of approximately $7.4 million. Also, for the quarter ended January 31, 2018, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income for the quarter did not exceed the hurdle rate.

At October 31, 2016, the provision for estimated incentive compensation was approximately $1.9 million.  During the fiscal year ended October 31, 2017, this provision for incentive compensation was increased by a net amount of approximately $4.5 million to approximately $6.4 million, including both the pre-incentive fee net operating income and the capitals gains incentive fee.  The net increase in the provision for incentive compensation during the fiscal year ended October 31, 2017, primarily reflects the realized gain from the sale of U.S. Gas above the October 31, 2016 fair value which was partially offset by the realized loss on the sale of SGDA Europe and also reflects the Valuation Committee’s determination to increase the fair values of twelve of the Company’s portfolio investments (Advantage, Centile, Custom Alloy, Dukane, JSC Tekers, Legal Solutions, Morey’s, MVC Automotive, Pride, Quantum, U.S. Tech and Equus) by a total of approximately $14.1 million. The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of eleven of the Company’s portfolio investments (BAC, HTI, Initials, MVC Environmental, RuMe, Turf, SCSD, Vestal, Security Holdings, SGDA Europe and Crius) by a total of approximately $14.5 million.  During the fiscal year ended October 31, 2017, the Company paid the Adviser the previously accrued $1.1 million incentive fee payment related to the net operating income for the quarter ended April 30, 2016.  As discussed in “Realized Gains and Losses on Portfolio Securities,” on July 5, 2017, the Company realized a gain of $115.9 million from the sale of U.S. Gas (the “U.S. Gas Sale”). Under the Advisory Agreement, this transaction triggered an incentive compensation payment obligation to TTG Advisers, which payment, under the Advisory Agreement, is not required to be made until soon after the completion of the audit of the fiscal 2017 financials. The fiscal 2017 incentive fee payment obligation to TTG Advisers is approximately $4.4 million. The Adviser has voluntarily agreed to defer the timing for collection of the portion of this payment obligation attributable to the portion of the proceeds of the U.S. Gas Sale not represented by cash proceeds (the “Deferred Portion”).  The portion of the payment obligation attributable to the cash portion of the realized gain, $1.9 million, was paid following the audit of the fiscal 2017 financials per the Advisory Agreement.  Also, for the quarter ended October 31, 2017, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income for the quarter did not exceed the hurdle rate.

12. Tax Matters

On October 31, 2017, the Company had a net capital loss carryforward of approximately $1.0 million. The Company had approximately $10.1 million in unrealized losses associated with Legacy Investments as of January 31, 2018.

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the quarter ended January 31, 2018, the Company did not incur any interest or penalties.  Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS.  The fiscal years 2013 through 2017 for the Company and MVCFS remain subject to examination by the IRS.

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

Dividends and capital gain distributions, if any, are recorded on the ex-dividend date.  Dividends and capital gain distributions are generally declared and paid quarterly according to the Company’s policy established on July 11, 2005. An additional distribution may be paid by the Company to avoid imposition of federal income tax on any remaining undistributed net investment income and capital gains. Distributions can be made payable by the Company either in the form of a cash distribution or a stock dividend.  The amount and character of income and capital gain distributions are determined in accordance with income tax regulations that may differ from U.S. generally accepted accounting principles. These differences are due primarily to differing treatments of income and gain on various investment securities held by the Company, differing treatments of expenses paid by the Company, timing differences and differing characterizations of distributions made by the Company.  Key examples of the primary differences in expenses paid are the accounting treatment of MVCFS (which is consolidated for GAAP purposes, but not income tax purposes) and the variation in treatment of incentive compensation expense.  Permanent book and tax basis differences relating to shareholder distributions will result in reclassifications and may affect the allocation between net operating income, net realized gain (loss) and paid-in capital. Additionally, the characterization of the distribution is based upon current results, such characterization may change based upon results for the year.

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

For the Quarter Ended January 31, 2018

On December 19, 2017, the Company’s Board of Directors declared a dividend of $0.15 per share.  The dividend was paid on January 8, 2018 to shareholders of record on December 29, 2017 and totaled approximately $2.8 million.

During the quarter ended January 31, 2018, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 7,670 shares of our common stock at an average price of $10.84, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

SHARE REPURCHASE PROGRAM

On April 3, 2013, the Company’s Board of Directors authorized an expanded share repurchase program to opportunistically buy back shares in the market in an effort to narrow the market discount of its shares.  The previously authorized $5 million limit has been eliminated.  Under the repurchase program, shares may be repurchased from time to time at prevailing market prices. The repurchase program does not obligate the Company to acquire any specific number of shares and may be discontinued at any time.  The following table represents purchases made under our stock repurchase program for the fiscal years ended October 31, 2013 through fiscal year ended October 31, 2016.  There were no repurchases made during the fiscal year ended October 31, 2017 and the quarter ended January 31, 2018.

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

On November 22, 2017, the Company commenced a modified “Dutch Auction” tender offer (the “TO”) to purchase up to $25 million of its common stock at a price per share not less than $10.40 and not greater than $11.00 in $0.10 increments.  The TO expired at 5:00 p.m., New York City time, on December 21, 2017.  In accordance with the terms and conditions of the TO, the Company accepted for payment, at a purchase price of $10.90, 2,293,577 shares properly tendered at or below the purchase price, at an aggregate cost of approximately $25.0 million, excluding fees and expenses relating to the TO.

14. Segment Data

The Company’s reportable segments are its investing operations as a business development company, MVC Capital, which includes MVC Cayman and MVC Turf.  MVCFS, a wholly-owned subsidiary that provides advisory, administrative and other services to the Company and its portfolio companies, is also included.

The following table presents book basis segment data for the quarter ended January 31, 2018:

	MVC	MVCFS	Consolidated

Interest and dividend income	$4,853,432	$911	$4,854,343
Fee income	42,300	25,119	67,419
Fee income - asset management	—	284,775	284,775
Other Income	—	—	—
Total operating income	4,895,732	310,805	5,206,537

Total operating expenses	7,741,972	344,603	8,086,575
Less: Waivers by Adviser	(356,454)	(33,798)	(390,252)
Total net operating expenses	7,385,518	310,805	7,696,323

Net operating loss before taxes	(2,489,786)	0	(2,489,786)

Tax expense	—	480	480
Net operating loss	(2,489,786)	(480)	(2,490,266)

Net realized gain on investments	2,573	—	2,573
Net unrealized appreciation on investments	3,428,333	9,456	3,437,789

Net increase in net assets resulting from operations	$941,120	$8,976	$950,096

15. Significant Subsidiaries

We have determined that for the quarter ended January 31, 2018, MVC Automotive and RuMe, unconsolidated portfolio companies, have met the conditions of a significant subsidiary. For the quarter ended January 31, 2017 (and not the fiscal 2018 quarter covered by this report), Equus met the condition of a significant subsidiary. The financial information presented below includes: (i) summarized balance sheets as of December 31, 2017 (the last fiscal quarter-end prior to January 31, 2018) for each of MVC Automotive and RuMe, but does not include Equus which has not yet publicly filed its Form 10-K for the December 31, 2017 period; (ii) summarized balance sheets as of December 31, 2016 for each of MVC Automotive, RuMe and Equus, (iii) summarized income statements for MVC Automotive and RuMe (but not Equus for the reason noted), for the period October 1, 2017 to December 31, 2017, and (iv) summarized income statements for the period October 1, 2016 to December 31, 2016 for each of MVC Automotive, RuMe and Equus. The Company intends to amend this report to include the required Equus financial information for the periods indicated as soon as practicable after such information becomes publicly available. The financial information below is based on unaudited financial statements and has been prepared and furnished by each portfolio company or derived from publicly available filings which, in any case, were not prepared by the Company.

Balance Sheet

	MVC Automotive	RuMe	MVC Automotive	RuMe
All numbers in thousands	As of December 31, 2017	As of December 31, 2017	As of December 31, 2016	As of December 31, 2016

Assets:
Total current assets	$56,661	$3,604	$49,334	$4,054
Total non-current assets	25,173	543	22,801	614
Total Assets	$81,834	$4,147	$72,135	$4,668

Liabilities and Shareholders Equity:
Current Liabilities	$62,827	$6,553	$56,352	$5,563
Long-term liabilities	16,473	3,023	14,890	1,697
Shareholders Equity	2,534	(5,429)	893	(2,592)
Total Liabilities and Shareholders Equity	$81,834	$4,147	$72,135	$4,668

Balance Sheet

Equus
All numbers in thousands	As of December 31, 2016

Assets:
Investments in portfolio securities at fair value	$29,661
Cash, cash equivilents, tempory cash investments and restricted cash	42,255
Other assets	1,230
Total assets	$73,146

Liabilities:
Borrowing under margin account	$29,994
Other liabilities	412
Total Liabilities	$30,406

Net Assets	$42,740

Income Statement

	MVC Automotive	RuMe	MVC Automotive	RuMe
All numbers in thousands	For the Period from October 1, 2017 to December 31, 2017	For the Period from October 1, 2017 to December 31, 2017	For the Period from October 1, 2016 to December 31, 2016	For the Period from October 1, 2016 to December 31, 2016
Net Sales & Revenue	$48,520	$4,083	$38,524	$4,499
Cost of Sales	44,370	2,546	34,519	2,059
Gross Margin	4,150	1,537	4,005	2,440
Operating Expenses	3,684	1,854	4,300	1,829
Operating Income	466	(317)	(295)	611
Income Tax (Benefit)	107	0	90	0
Interest Expense	417	82	273	158
Other Expenses (Income), Net	(513)	(4)	(38)	(2)
Net Income (Loss)	$455	$(395)	$(619)	$455

Income Statement

Equus
For the Period from
October 1, 2016 to
All numbers in thousands	December 31, 2016

Investment income	$192
Total expenses	888
Net investment loss	(696)
Net realized gain (loss)	(4)
Net change in unrealized appreciation (depreciation) of portfolio securities	1,799
Net change in unrealized depreciation of portfolio securities - related party	135

Net increase (decrease) in net assets resulting from operations	$1,234

16. Subsequent Events

On February 9, 2018, FDS, Inc. repaid its loan in full including all accrued interest.

On February 26, 2018, in connection with the U.S. Gas Sale, Credit Facility III was amended, effective as of July 5, 2017, to exclude from pledged collateral the U.S. Gas second lien loan.  All other material terms of Credit Facility III remained unchanged.

On February 28, 2018, the Company committed $6.0 million in the form of a first lien loan with an interest rate of 10% and a maturity date of August 31, 2018 to Custom Alloy.  The funded amount as of March 12, 2018 was approximately $2.6 million with $3.4 million unfunded on the commitment.

On March 9, 2018, pursuant to the Order, each of the Company and the Private Fund co-invested in first lien notes issued by Apex Industrial Technologies, LLC. The Company and the Private Fund invested $15.0 million and $5.0 million, respectively, in such notes with an interest rate of 12% and a maturity date of March 9, 2022. In accordance with the conditions of the Order, the Board, including a majority of the Independent Directors, approved, in advance, the Company’s investment in the loan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company and its investment portfolio companies. Words such as may, will, expect, believe, anticipate, intend, could, estimate, might and continue, and the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. Forward-looking statements are included in this report pursuant to the “Safe Harbor” provision of the Private Securities Litigation Reform Act of 1995. Such statements are predictions only, and the actual events or results may differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those relating to adverse conditions in the U.S. and international economies, competition in the markets in which our portfolio companies operate, investment capital demand, pricing, market acceptance, any changes in the regulatory environments in which we operate, changes in our accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, competitive forces, adverse conditions in the credit markets impacting the cost, including interest rates and/or availability of financing, the results of financing and investing efforts, the ability to complete transactions, the inability to implement our business strategies and other risks identified below or in the Company’s filings with the SEC.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and the other financial information included elsewhere in this report and the Company’s annual report on Form 10-K for the year ended October 31, 2017.

SELECTED CONSOLIDATED FINANCIAL DATA:

Financial information for the fiscal year ended October 31, 2017 is derived from the consolidated financial statements included in the Company’s annual report on Form 10-K, which have been audited by Grant Thornton LLP, the Company’s independent registered public accounting firm. Quarterly financial information is derived from unaudited financial data, but in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments), which are necessary to present fairly the results for such interim periods.

Selected Consolidated Financial Data

	For the Quarter Ended January 31, 2018	For the Quarter Ended January 31, 2017	Year Ended
	(Unaudited)	(Unaudited)	October 31, 2017
	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$4,855	$2,771	$17,273
Fee income	67	290	1,683
Fee income - asset management	285	319	1,138
Other Income	—	—	10

Total operating income	5,207	3,380	20,104

Expenses:
Management fee	1,411	1,814	6,238
Portfolio fees - asset management	147	177	609
Management fee - asset management	67	62	245
Administrative	1,295	1,474	4,433
Interest and other borrowing costs	3,117	2,538	10,288
Loss on extinguishment of debt	1,783	—	—
Net Incentive compensation (Note 11)	267	760	5,598

Total operating expenses	8,087	6,825	27,411

Expense waiver by Advisor	(37)	(37)	(150)
Voluntary management fee waiver by Advisor	(353)	(454)	(1,560)
Voluntary incentive fee waiver by Advisor	—	—	—
Total waiver by adviser	(390)	(491)	(1,710)

Total net operating expenses	7,697	6,334	25,701

Net operating (loss) income before taxes	(2,490)	(2,954)	(5,597)

Tax expense, net	—	1	2

Net operating (loss) income	(2,490)	(2,955)	(5,599)

Net realized and unrealized (loss) gain:
Net realized (loss) gain on investments	2	11,025	89,896
Net unrealized appreciation (depreciation) on investments	3,438	(3,693)	(56,973)

Net realized and unrealized (loss) gain on investments	3,440	7,332	32,923

Net increase (decrease) in net assets resulting from operations	$950	$4,377	$27,324

Per Share:
Net increase (decrease) in net assets per share resulting from operations	$0.05	$0.19	$1.22
Dividends per share	$0.150	$0.135	$0.555
Balance Sheet Data:
Portfolio at value	$308,033	$355,421	$292,525
Portfolio at cost	377,427	373,504	363,218
Total assets	373,764	423,386	403,409
Shareholders’ equity	252,581	280,890	279,489
Shareholders’ equity per share (net asset value)	$13.42	$12.45	$13.24
Common shares outstanding at period end	18,820,528	22,556	21,114
Other Data:
Number of Investments funded in period	5	3	7
Investments funded ($) in period	$14,416	$969	$12,650
Repayment/sales in period	3,200	13,674	116,012
Net investment activity in period	11,216	(12,705)	(103,362)

	2018	2017				2016
	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):

Total operating income	$5,207	$5,490	$7,305	$3,929	$3,380	$5,417	$8,005	$15,855	$8,090

Management fee	1,411	1,335	1,393	1,696	1,814	1,721	1,932	1,958	1,979
Portfolio fees - asset management	147	148	146	138	177	183	185	186	187
Management fee - asset management	67	67	67	49	62	72	60	86	101
Administrative	1,295	983	804	1,172	1,474	802	1,319	1,174	958
Interest, fees and other borrowing costs	3,117	2,495	2,649	2,606	2,538	2,598	2,488	2,497	2,629
Loss on extinguishment of debt	1,783	—	—	—	—	—	—	—	—
Net Incentive compensation	267	(1,224)	5,077	985	760	577	(1,512)	1,135	(2,230)
Total waiver by adviser	(390)	(372)	(386)	(461)	(491)	(467)	(521)	(1,527)	(532)
Tax expense	—	1	—	—	1	1	—	1	—
Net operating (loss) income before net realized and unrealized gains	(2,490)	2,057	(2,445)	(2,256)	(2,955)	(70)	4,054	10,345	4,998
Net increase (decrease) in net assets resulting from operations	950	(4,028)	23,906	3,069	4,377	5,279	(3,536)	6,046	(4,991)
Net increase (decrease) in net assets resulting from operations per share	0.05	(0.17)	1.06	0.14	0.19	0.23	(0.16)	0.26	(0.21)
Net asset value per share	$13.42	$13.24	$13.38	$12.45	$12.45	$12.39	$12.27	$12.56	$12.43

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

The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. During the fiscal year ended October 31, 2017, the Company made one new and 6 follow-on investments in 4 existing portfolio companies totaling approximately $12.5 million.  During the quarter ended January 31, 2018, the Company made 2 new investments and 3 follow-on investments committing capital totaling approximately $14.6 million.

The Company’s prior investment objective was to achieve long-term capital appreciation from venture capital investments in information technology companies. Accordingly, the Company’s investments had focused on investments in equity and debt securities of information technology companies. As of January 31, 2018, approximately 1.3% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

Our new portfolio investments are made pursuant to our current objective and strategy. We are concentrating our investment efforts on small and middle-market companies that, in our view, provide opportunities to maximize total return from capital appreciation and/or income though our current focus is more on yield generating investments which can include, but is not limited to senior and subordinated loans, convertible debt, common and preferred equity with a coupon or liquidation preference and warrants or rights to acquire equity interests (the “Yield-Focused Strategy”).  We have continued the transition to the Yield-Focused Strategy. We have done this through selling a number of equity investments, including our 2017 sale of U.S. Gas, our then-largest portfolio company.  These sales and repayments have improved our liquidity position, which provides us with flexibility to redeploy capital into debt or similar income-producing investments.  The Company continues to seek to monetize various equity investments to further support the Yield-Focused Strategy.  We participate in the private equity business generally by providing negotiated long-term equity and/or debt investment capital to privately-owned small and middle-market companies. Our financings are generally used to fund growth, buyouts, acquisitions, recapitalizations, note purchases and/or bridge financings. We generally invest in private companies, though, from time to time, we may invest in public companies that may lack adequate access to public capital.

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

OPERATING INCOME

For the Quarter Ended January 31, 2018 and 2017. Total operating income was $5.2 million and $3.4 million for the quarter ended January 31, 2018 and 2017, respectively, an increase of approximately $1.8 million.

For the Quarter Ended January 31, 2018

Total operating income was $5.2 million for the quarter ended January 31, 2018. The increase in operating income over the same period last year was primarily due to the increase in dividend income and the increase in interest earned on loans and fee income from the Company’s portfolio companies.  The Company earned approximately $4.3 million in interest income from investments in portfolio companies.  Of the $4.3 million recorded in interest income, approximately $706,000 was “payment in kind” interest.  The “payment in kind” is computed at the contractual rate specified in each investment agreement and may be added to the principal balance of each investment. The Company’s debt investments yielded annualized rates from 5.0% to 15.0%.  The Company also received fee income from asset management of the PE Fund and its portfolio companies totaling approximately $285,000 and fee income from the Company’s portfolio companies of approximately $67,000, totaling approximately $352,000 in fee income.  Of the $285,000 of fee income from asset management activities, 75% of the income is obligated to be paid to TTG Advisers.  However, under the PE Fund’s agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

For the Quarter Ended January 31, 2017

Total operating income was $3.4 million for the quarter ended January 31, 2017. The decrease in operating income over the same period last year was primarily due to decreases in interest earned on loans and fee income from the Company’s portfolio companies and an increase in interest reserves.  The Company earned approximately $2.8 million in interest income from investments in portfolio companies.  During the quarter ended January 31, 2017, the Company reserved against all accrued cash and deferred interest associated with Custom Alloy totaling approximately $1.5 million.  Of the $2.8 million recorded in interest income, approximately $545,000 was “payment in kind” interest.  The “payment in kind” is computed at the contractual rate specified in each investment agreement and may be added to the principal balance of each investment. The Company’s debt investments yielded annualized rates from 6.0% to 16.0%.  The Company also received fee income from asset management of the PE Fund and its portfolio companies totaling approximately $319,000 and fee income from the Company’s portfolio companies of approximately $290,000, totaling approximately $609,000 in fee income.  Of the $319,000 of fee income from asset management activities, 75% of the income is obligated to be paid to TTG Advisers.  However, under the PE Fund’s agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

OPERATING EXPENSES

For the Quarter Ended January 31, 2018 and 2017.  Operating expenses, net of Voluntary Waivers, were approximately $7.7 million and $6.3 million for the quarter ended January 31, 2018 and 2017, respectively, an increase of approximately $1.4 million.

For the Quarter Ended January 31, 2018

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $7.7 million or 11.48% of the Company’s average net assets, when annualized, for the quarter ended January 31, 2018.  Significant components of operating expenses for the quarter ended January 31, 2018 were interest and other borrowing costs of approximately $4.9 million and management fee expense paid by the

Company of approximately $1.1 million, which is net of the voluntary management fee waiver of approximately $353,000.

The approximately $1.4 million increase in the Company’s net operating expenses for the quarter ended January 31, 2018 compared to the same period in 2017, was primarily due to the approximately $2.4 million increase in interest and other borrowing costs and was partially offset by a decrease in management fee expense paid by the Company of approximately $302,000, including the voluntary management fee waiver, and a decrease in the provision for incentive compensation expense by approximately $493,000.  The increase in interest and other borrowing costs of approximately $2.4 million was primarily related to approximately $1.8 million in unamortized deferred financing fees for the Senior Notes that were expensed at the time they were repaid.  The Company also incurred approximately $800,000 of additional interest expense when both the Senior Notes and Senior Notes II were outstanding at the same time.  The portfolio fees - asset management are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  On October 31, 2017, the Board approved the renewal of the Advisory Agreement for the 2018 fiscal year. The Company and the Adviser agreed on an expense cap for fiscal 2017 of 3.25% under the Modified Methodology.  For fiscal year 2018, the Adviser has agreed to continue the 3.25% expense cap under the Modified Methodology.  The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2010 through 2018, TTG Advisers voluntarily agreed to extend the Voluntary Waiver.  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  As of January 31, 2018, the Company did not have an investment in an exchange traded fund.  Under the Modified Methodology, for the quarter ended January 31, 2018, the Company’s annualized expense ratio was 3.03%, (taking into account the same carve outs as those applicable to the expense cap).  In addition, the Adviser has agreed, effective November 1, 2017, to a revised management fee structure that ties management fees to the NAV discount2 as follows: (A) If the Company’s NAV discount is greater than 20%, the management fee for the current quarter is reduced to 1.25%; (B) If the NAV discount is between 10% and 20%, the management fee will be 1.50%; and (C) If the NAV discount is less than 10% or eliminated, the 1.50% management fee would be re-examined, but in no event would it exceed 1.75%.  For the quarter ended January 31, 2018, the management fee was 1.50%.

Pursuant to the terms of the Advisory Agreement, during the quarter ended January 31, 2018, the provision for incentive compensation was increased by a net amount of approximately $267,000 to approximately $2.3 million, including both the pre-incentive fee net operating income and the capital gain incentive fee.  The net increase in the provision for incentive compensation reflects the Valuation Committee’s determination to decrease the fair values of eight of the Company’s portfolio investments (Advantage, Dukane, HTI, MVC Environmental, RuMe, Turf, U.S. Gas and SCSD) by a total of approximately $3.9 million.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of nine of the Company’s portfolio investments (Centile, Custom Alloy, Highpoint, Initials, JSC Tekers, Legal Solutions, MVC Automotive, Security Holdings and Crius) by a total of approximately $7.4 million. Also, for the quarter ended January 31, 2018, no provision was recorded for the net operating income portion of the incentive fee as pre-

2  The NAV discount referred to herein is the average daily discount to NAV for a quarter.  The discount is determined using the most recently determined NAV per share, which is typically the prior quarter end’s NAV per share and the Company stock closing price on any given day for the quarter.

incentive fee net operating income for the quarter did not exceed the hurdle rate. As discussed in “Realized Gains and Losses on Portfolio Securities,” on July 5, 2017, the Company realized a gain of $115.9 million from the sale of U.S. Gas (the U.S. Gas Sale”). Under the Advisory Agreement, this transaction triggered an incentive compensation payment obligation to TTG Advisers, which payment, under the Advisory Agreement, is not required to be made until soon after the completion of the audit of the fiscal 2017 financials. The fiscal 2017 incentive fee payment obligation to TTG Advisers is approximately $4.4 million. The portion of the payment obligation attributable to the cash portion of the realized gain, $1.9 million, was paid following the audit of the fiscal 2017 financials per the Advisory Agreement.  Please see Note 11 of our consolidated financial statements “Incentive Compensation” for more information, particularly on the deferred collection of the incentive fee payment on the Deferred Portion.

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

The approximately $3.2 million increase in the Company’s net operating expenses for the quarter ended January 31, 2017 compared to the same period in 2016, was primarily due to the approximately $3.0 million increase in the estimated provision for incentive compensation expense.  The portfolio fees - asset management are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  On October 28, 2016, the Board approved the renewal of the Advisory Agreement for the 2017 fiscal year. Further, the Adviser agreed to continue to waive a portion of the base management fee so that it is reduced to 1.50% for fiscal year 2017.  For the quarter ended April 30, 2016, a $2.1 million provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income exceeded the hurdle rate.  In March 2016, the Adviser agreed to modify its prior agreement to waive, effective November 1, 2015, the first $1.0 million of capital gains incentive fee due under the Advisory Agreement, such that the $1.0 million waiver of incentive fee would be applied to any incentive fee due under the agreement, whether it is a capital gains incentive fee or net operating income incentive fee.  As such, a $1.0 million incentive fee waiver was recorded during the quarter ended April 30, 2016 resulting in a net $1.1 million provision being recorded for the net operating income portion of the incentive fee.  During the quarter ended January 31, 2017, the Company paid the Adviser the previously accrued $1.1 million incentive fee payment related to the net operating income for the quarter ended April 30, 2016.  Furthermore, the Company and the Adviser, similar to fiscal year 2016, agreed on an expense cap for fiscal 2017 of 3.25% under the Modified Methodology.  The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement. In addition, for fiscal years 2010 through 2017, TTG Advisers agreed to extend the Voluntary Waiver.  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  As of January 31, 2017, the Company did not have an investment in an exchange traded fund.  Under the Modified Methodology, for the quarter ended January 31, 2017, the Company’s annualized expense ratio was 3.02%, (taking into account the same carve outs as those applicable to the expense cap).

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

REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES

For the Quarter Ended January 31, 2018 and 2017.  Net realized gains for the quarter ended January 31, 2018 were approximately $3,000 and $11.0 million for the quarter ended January 31, 2017, a net decrease of approximately $11.0 million.

For the Quarter Ended January 31, 2018

Net realized gains for the quarter ended January 31, 2018 were approximately $3,000.  The Company’s net realized gains were due to realized gains on foreign currency related to the Crius dividend.

For the Quarter Ended January 31, 2017

Net realized gains for the quarter ended January 31, 2017 were approximately $11.0 million.  The Company’s net realized gains for the quarter ended January 31, 2017 were primarily due to a realized gain of approximately $9.8 million on the sale of AccuMed Corp., a portfolio company of the PE Fund.

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

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

For the Quarter Ended January 31, 2018 and 2017.  The Company had a net change in unrealized appreciation on portfolio investments of approximately $3.4 million for the quarter ended January 31, 2018 and unrealized depreciation on portfolio investments of approximately $3.7 million for the quarter ended January 31, 2017, a net increase of approximately $7.1 million.

For the Quarter Ended January 31, 2018

The Company had a net change in unrealized appreciation on portfolio investments of approximately $3.4 million for the quarter ended January 31, 2018.  The net change in unrealized appreciation for the quarter ended January 31, 2018 was the result of the Valuation Committee determination to increase the fair value of the Company’s investments in: Centile equity interest by $295,000, Custom Alloy second lien loan, series A preferred stock, series B preferred stock, series C preferred stock and letter of credit by a total of approximately $638,000, Highpoint by approximately $99,000, Initials loan by approximately $46,000, JSC Tekers preferred stock by approximately $370,000, Legal Solutions loan by approximately $1,000, MVC Automotive equity interest by approximately $1.8 million, MVC Environmental letter of credit by approximately $7,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $394,000, RuMe guarantee and letter of credit by a total of approximately $57,000, Crius equity by approximately $3.4 million and Security Holdings equity interest by approximately $812,000.  These changes in unrealized appreciation were partially off-set by the Valuation Committee determination to decrease the fair value of the Company’s investments in: Advantage preferred stock by approximately $143,000, Custom Alloy letters of credit by approximately $70,000, Dukane loan by approximately $30,000, Foliofn preferred stock by $543,000, HTI loan by approximately $130,000, MVC Environmental loan by approximately $498,000, RuMe series B-1 preferred stock, series C preferred stock, common stock and warrants by a total of approximately $1.2 million, Turf loan by approximately $136,000, U.S. Gas loan by approximately $1.7 million and SCSD common stock by approximately $134,000.

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

PORTFOLIO INVESTMENTS

For the Quarter Ended January 31, 2018 and the Year Ended October 31, 2017.  The cost of the portfolio investments held by the Company at January 31, 2018 and at October 31, 2017 was $377.4 million and $363.2 million, respectively, an increase of approximately $14.2 million.  The aggregate fair value of portfolio investments at January 31, 2018 and at October 31, 2017 was $308.0 million and $292.5 million, respectively, an increase of approximately $15.5 million.  The cost and fair value of cash, restricted cash and cash equivalents held by the Company at January 31, 2018 and October 31, 2017 was $61.5 million and $106.7 million, respectively, representing a decrease of approximately $45.2 million.

For the Quarter Ended January 31, 2018

During the quarter ended January 31, 2018, the Company made two new investments, committing capital that totaled approximately $11.2 million.  Pursuant to the Order, each of the Company and the Private Fund co-invested in Essner ($3.7 million investment for the Company) and Black Diamond ($7.5 million investment for the Company).

During the quarter ended January 31, 2018, the Company made 3 follow-on investments that totaled approximately $3.4 million.  Specifically, on November 8, 2017, the Company loaned an additional $1.5 million to SCSD in the form of a senior secured loan.  The loan has an interest rate of 12% and a maturity date of November 7, 2020.  On December 21, 2017, the Company loaned approximately $526,000 to Initials increasing the senior subordinated loan amount to approximately $5.3 million.  On December 22, 2017, the Company loaned $1.4 million to Turf in the form of a third lien loan.  The loan has an interest rate of 10% and a maturity date of August 7, 2020.

On November 28, 2017, the Company restructured the Custom Alloy second lien loan and unsecured subordinated loan.  The second lien loan was restructured into a $3.5 million second lien loan with an interest rate of 10% and a maturity date of December 31, 2020, 6,500 shares of series B preferred Stock with a 10% PIK coupon and a maturity date of December 31, 2020 and 17,935 shares of series C preferred Stock.  The unsecured subordinated loan was restructured into 3,617 shares of series A preferred Stock with a 12% PIK coupon and a maturity date of April 30, 2020.  The Company also provided a $2.0 million and $1.4 million letter of credit.

On November 29, 2017, the Company received a principal payment of $3.0 million from Dukane resulting in a balance outstanding of approximately $4.3 million as of January 31, 2018.

On December 29, 2017, the Company received a principal payment of $200,000 from Vestal resulting in a balance outstanding of approximately $2.3 million as of January 31, 2018.

During the quarter ended January 31, 2018, the Valuation Committee increased the fair value of the Company’s investments in: Centile Holdings B.V. equity interest by $295,000, Custom Alloy second lien loan, series A preferred stock, series B preferred stock, series C preferred stock and letter of credit by a total of approximately $638,000, Highpoint by approximately $99,000, Initials loan by approximately $46,000, JSC Tekers preferred stock by approximately $370,000, Legal Solutions loan by approximately $1,000, MVC Automotive equity interest by approximately $1.8 million, MVC Environmental letter of credit by approximately $7,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $394,000, RuMe guarantee and letter of credit by a total of approximately $57,000 and Security Holdings equity interest by approximately $812,000.  In addition, increases in the cost basis and fair value of the loans to HTI, Legal Solutions, Custom Alloy, RuMe, Dukane IAS, LLC (“Dukane”), Morey’s, Highpoint and Security Holdings were due to the capitalization of PIK interest totaling $715,324.  The Valuation Committee also decreased the fair value of the Company’s investments in: Advantage Insurance Holdings LTD (“Advantage”) preferred stock by approximately $143,000, Custom Alloy letters of credit by approximately $70,000, Dukane loan by approximately $30,000, Foliofn preferred stock by $543,000, HTI loan by approximately $130,000, MVC Environmental loan by approximately $498,000, RuMe series B-1 preferred stock, series C preferred stock, common stock and warrants by a total of approximately $1.2 million, Turf loan by approximately $136,000, U.S. Gas loan by approximately $1.7 million and SCSD common stock by approximately $134,000.

At January 31, 2018, the fair value of all portfolio investments, exclusive of any U.S. Treasury obligations and escrow receivables, was $308.0 million with a cost basis of $377.4 million.  At January 31, 2018, the fair value and cost basis of Legacy Investments was $4.9 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $303.1 million and $362.4 million, respectively.  At October 31, 2017, the fair value of all portfolio investments, exclusive of escrow receivables, was $292.5 million with a cost basis of $363.2 million.  At October 31, 2017, the fair value and cost basis of Legacy Investments was $5.4 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $287.1 million and $348.2 million, respectively.

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

On July 5, 2017, the Company received gross consideration for its investment in U.S. Gas valued at approximately $127.4 million, including approximately $11.0 million for the repayment of its two outstanding loans from the Company. The fair value of the consideration received by the Company for its equity investment in U.S. Gas was $116.4 million. As a result of the gross consideration received, the Company realized a gain of approximately $115.9 million. The $116.4 million was comprised of: (i) cash of approximately $50.0 million; (ii) the U.S. Gas second lien loan (with a face amount of approximately $40.5 million); and (iii) 3,282,982 Crius trust units valued at approximately $25.9 million on the date of closing. In addition to the approximately $116.4 million proceeds that the Company received from the sale of U.S. Gas to Crius (pre-indemnification and pre- working capital true-up), the Company also received $1.48 million in cash to hold in its capacity as Holder Representative (of the U.S. Gas selling shareholders). This $1.48 million cash received by the Company will be used to pay, over time, for legal costs, potential settlements, true-up payments, etc. on behalf of the U.S. Gas selling shareholders.    Since the Company expects the $1.48 million to be fully used for legal costs, settlements and true-up payments, on behalf of the U.S. Gas selling shareholders, the Company has reserved in full against all proceeds received.  If there are any excess proceeds, once all costs and payments associated with the transaction have been made, the excess proceeds will be split amongst the non-legacy U.S. Gas selling shareholders on a pro-rata basis.

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

Portfolio Companies

During the quarter ended January 31, 2018, the Company had investments in the following portfolio companies:

Advantage Insurance Inc.

Advantage, Puerto Rico, is a provider of specialty insurance, reinsurance and related services to business owners and high net worth individuals.

At October 31, 2017, the Company’s investment in Advantage consisted of 750,000 shares of preferred stock at a cost basis of $7.5 million and a fair value of approximately $8.9 million.

During the quarter ended January 31, 2018, the Valuation Committee decreased the fair value of the preferred stock by approximately $143,000.

At January 31, 2018, the Company’s investment in Advantage consisted of 750,000 shares of preferred stock at a cost basis of $7.5 million and a fair value of approximately $8.8 million.

Black Diamond Equipment Rental

Black Diamond, Morgantown, West Virginia, is a heavy equipment rental company.

On December 28, 2017, pursuant to the Order, each of the Company and the Private Fund co-invested in second lien notes issued by Black Diamond.  The Company and the Private Fund invested $7.5 million and $2.5 million, respectively, in such notes with an interest rate of 12.5% and a maturity date of June 27, 2022. The Company and the Private Fund each received a warrant related to this investment.  In accordance with the conditions of the Order, the Board, including a majority of the Independent Directors, approved, in advance, the Company’s investment in the loan.

At January 31, 2018, the Company’s investment in Black Diamond consisted of a second lien loan with an outstanding amount of approximately $7.5 million, a cost basis of approximately $7.0 million and a fair value of approximately $7.1 million and a warrant with a cost basis and fair value of approximately $401,000.

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

During the quarter ended January 31, 2018, the Valuation Committee increased the fair value of the common equity interest by approximately $295,000.

At January 31, 2018, the Company’s investment in Centile consisted of common equity interest at a cost of $3.5 million and a fair value of approximately $7.1 million.

Puneet Sanan, a representative of the Company, serves as a director of Centile.

Crius Energy Trust

Crius, Toronto, Canada, is a leading retail energy marketer.

At October 31, 2017, the Company’s investment in Crius consisted of 3,282,982 equity units at a cost of approximately $25.9 million and a fair value of approximately $21.0 million.

At January 31, 2018, the Company’s investment in Crius consisted of 3,282,982 equity units at a cost of approximately $25.9 million and a market value of approximately $24.4 million.

Custom Alloy Corporation

Custom Alloy, High Bridge, New Jersey, manufactures time sensitive and mission critical butt-weld pipe fittings and forgings for the natural gas pipeline, power generation, oil/gas refining and extraction, and nuclear generation markets.

At October 31, 2017, the Company’s investment in Custom Alloy consisted of an unsecured subordinated loan with a cost basis, outstanding balance and a fair value of approximately $3.0 million and a second lien loan with a cost basis and outstanding balance of approximately $24.4 million and a fair value of approximately $18.5 million.  The second lien loan had an interest rate of 10.1% and a maturity date of April 30, 2020 and the unsecured subordinated loan had an interest rate of 12% and a maturity date of March 31, 2018. The Company reserved in full against all accrued PIK interest starting July 1, 2016.

On November 28, 2017, the Company restructured the Custom Alloy second lien loan and unsecured subordinated loan.  The second lien loan was restructured into a $3.5 million second lien loan with an interest rate of 10% (PIK coupon until December 31, 2017 and 10% cash thereafter) and a maturity date of December 31, 2020, 6,500 shares of series B preferred stock with a 10% PIK coupon until December 31, 2018 and 12% cash thereafter and a maturity date of December 31, 2020 and 17,935 shares of series C preferred stock.  The unsecured subordinated loan was restructured into 3,617 shares of series A preferred stock with a 12% PIK coupon until December 31, 2018 and 12% cash thereafter and a maturity date of April 30, 2020.  The Company also provided a $2.0 million and $1.4 million letters of credit.

During the quarter ended January 31, 2018, the Valuation Committee increased the fair value of the second lien loan by approximately $111,000, the series A preferred by approximately $106,000, the series B preferred stock by approximately $222,000, the series C preferred stock by approximately $184,000 and the $2.0 million letter of credit by approximately $15,000.  The Valuation Committee also decreased the value of the $1.4 million letter of credit by approximately $70,000.

At January 31, 2018, the Company’s investment in Custom Alloy consisted of a second lien loan with a cost basis of approximately $3.1 million, an outstanding balance of approximately $3.5 million and a fair value of approximately $3.2 million, series A preferred stock with a cost basis of $3.0 million and a fair value of approximately $3.1 million, series B preferred stock with a cost basis of approximately $5.7 million and a fair value of $5.5 million, series C preferred stock with a cost basis of approximately $17.9 million and a fair value of approximately $10.4 million.   The two letters of credit had a combined cost basis of $0 and a fair value of approximately -$178,000 or a liability of approximately $178,000.

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

On November 29, 2017, the Company received a principal payment of $3.0 million from Dukane.

During the quarter ended January 31, 2018, the Valuation Committee decreased the fair value of the loan by approximately $30,000.

At January 31, 2018, the Company’s investment in Dukane consisted of a second lien loan with an outstanding amount of approximately $4.3 million, a cost basis of approximately $4.2 million and a fair value of approximately $4.3 million.

Essner Manufacturing LP

Essner, Ft. Worth, Texas, manufactures and supplies complex assemblies, machined parts and precision sheet metal components to aerospace suppliers.

On December 20, 2017, pursuant to the Order, each of the Company and the Private Fund co-invested in 5-year first lien notes issued by Essner.  The Company and the Private Fund invested $3.67 million and $1.3 million, respectively, in such notes (paying interest between 10.5% and 11.5% over the life of the notes and a maturity date of December 20, 2022). In accordance with the conditions of the Order, the Board, including a majority of the Independent Directors, approved, in advance, the Company’s investment in the loan.

At January 31, 2018, the Company’s investment in Essner consisted of a first lien loan with an outstanding amount of approximately $3.7 million, a cost basis of approximately $3.6 million and a fair value of approximately $3.7 million.

Equus Total Return, Inc.

Equus is a publicly traded business development company and regulated investment company listed on the New York Stock Exchange (NYSE:EQS).  Consistent with the Company’s valuation procedures, the Company has been marking this investment to its market price.

At October 31, 2017 and January 31, 2018, the Company’s investment in Equus consisted of 4,444,644 shares of common stock with a cost of approximately $10.0 million and a market value of approximately $10.8 million.

FDS, Inc.

FDS, Fort Worth, TX, is a data service provider.

At October 31, 2017 and January 31, 2018, the Company’s investment in FDS consisted of a senior subordinated loan with an outstanding amount, cost basis and fair value of $2.4 million.  The loan had an interest rate of 12% and a maturity date of November 30, 2018.

Foliofn, Inc.

Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.

At October 31, 2017, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of approximately $5.4 million.

During the quarter ended January 31, 2018, the Valuation Committee decreased the fair value of the preferred stock by $543,000.

At January 31, 2018, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of approximately $4.9 million.

Chris Ferguson, a representative of the Company, serves as a director of Foliofn.

Highpoint Global, LLC

Highpoint, Indianapolis, Indiana, is a government services firm focused on improving interactions between citizens and government organizations, particularly the Center for Medicare and Medicaid Services.

At October 31, 2017, the Company’s investment in Highpoint consisted of a second lien loan with an outstanding amount of approximately $5.0 million and a cost basis and fair value of approximately $4.9 million.  The loan had an interest rate of 14% and a maturity date of September 30, 2022.

During the quarter ended January 31, 2018, the Valuation Committee increased the fair value of the loan by approximately $99,000.

At January 31, 2018, the Company’s investment in Highpoint consisted of a second lien loan with an outstanding amount of approximately $5.0 million, a cost basis of approximately $4.9 million and a fair value of approximately $5.0 million.  The loan had an interest rate of 14% and a maturity date of September 30, 2022.

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

During the quarter ended January 31, 2018, the Valuation Committee decreased the fair value of the loan by approximately $130,000.

At January 31, 2018, the Company’s investment in HTI consisted of a second lien loan with an outstanding amount and cost basis of approximately $9.9 million and a fair value of approximately $9.7 million.

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

On December 21, 2017, the Company loaned approximately $526,000 to Initials increasing the senior subordinated loan amount to approximately $5.3 million.

During the quarter ended January 31, 2018, the Valuation Committee increased the fair value of the loan by approximately $46,000.

At January 31, 2018, the Company’s investment in Initials consisted of a senior subordinated loan with an outstanding amount and cost basis of approximately $5.3 million and a fair value of approximately $4.9 million.

JSC Tekers Holdings

JSC Tekers, Latvia, is an acquisition company focused on real estate management.

At October 31, 2017, the Company’s investment in JSC Tekers consisted of 9,159,085 shares of preferred stock with a cost basis of $11.8 million and a fair value of $4.2 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $0.

During the quarter ended January 31, 2018, the Valuation Committee increased the fair value of the preferred stock by $370,000.

At January 31, 2018, the Company’s investment in JSC Tekers consisted of 9,159,085 shares of preferred stock with a cost basis of $11.8 million and a fair value of $4.6 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $0.

Legal Solutions Holdings, Inc.

Legal Solutions, Covina, CA, is a provider of record retrieval services to the California workers’ compensation applicant attorney market.

At October 31, 2017, the Company’s investment in Legal Solutions consisted of a senior subordinated loan with an interest rate of 15% and a maturity date of September 12, 2018 with an outstanding amount and cost basis of approximately $11.5 million and a fair value of approximately $11.6 million.

During the quarter ended January 31, 2018, the Valuation Committee increased the fair value of the loan by approximately $1,000.

At January 31, 2018, the Company’s investment in Legal Solutions consisted of a senior subordinated loan with an outstanding balance and cost basis of approximately $11.5 million and a fair value of approximately $11.7 million.

Morey’s Seafood International LLC

Morey’s, Motley, Minnesota, is a manufacturer, marketer and distributor of fish and seafood products.

At October 31, 2017, the Company’s investment in Morey’s consisted of a second lien loan that had an outstanding balance and cost basis of $17.2 million and a fair value of $17.8 million.  The loan had an interest rate of 14% and a maturity date of August 12, 2018.

At January 31, 2018, the loan had an outstanding balance and cost basis of $17.6 million and a fair value of $18.0 million.

MVC Automotive Group GmbH

MVC Automotive, an Amsterdam-based holding company, owns and operates ten Ford, Jaguar, Land Rover, Mazda, and Volvo dealerships located in Austria and the Czech Republic.

At October 31, 2017, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of approximately $51.2 million and a fair value of approximately $17.4 million and a bridge loan with an outstanding amount, cost basis and fair value of approximately $4.9 million.  The bridge loan had an interest rate of 6% and a maturity date of June 30, 2018.  The mortgage guarantee for MVC Automotive was equivalent to approximately $6.0 million at October 31, 2017.  This guarantee was taken into account in the valuation of MVC Automotive.

During the quarter ended January 31, 2018, the Valuation Committee increased the fair value of the equity interest by approximately $1.8 million.

At January 31, 2018, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of approximately $51.2 million and a fair value of approximately $19.2 million and a bridge loan with an outstanding amount, cost basis and fair value of approximately $4.9 million.  The mortgage guarantee for MVC Automotive was equivalent to approximately $5.9 million at January 31, 2018.  This guarantee was taken into account in the valuation of MVC Automotive.

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

During the quarter ended January 31, 2018, the Valuation Committee decreased the fair value of the loan by approximately $498,000 and the letter of credit by approximately $7,000.

At January 31, 2018, the Company’s investment in MVC Environmental consisted of common stock with a cost basis of approximately $3.1 million and a fair value of approximately $0, a senior secured loan with an outstanding balance and cost basis of $6.9 million and a fair value of approximately $4.4 million and a letter of credit with a cost basis of $0 and a fair value of approximately -$3,000 or a liability of $3,000.  The Company reserved in full against all of the accrued interest starting July 1, 2017.

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

During the quarter ended January 31, 2018, the Valuation Committee increased the fair values of the limited partnership and general partnership interests by a total of approximately $394,000.

At January 31, 2018, the limited partnership interest in the PE Fund had a cost of approximately $11.5 million and a fair value of approximately $18.2 million.  The Company’s general partnership interest in the PE Fund had a cost basis of approximately $292,000 and a fair value of approximately $457,000.  As of January 31, 2018, the PE Fund had investments in Plymouth Rock Energy, LLC, Gibdock Limited, Focus Pointe Holdings, Inc. and Advanced Oilfield Services, LLC.

RuMe, Inc.

RuMe, Denver, Colorado, produces functional and affordable products for the environmentally and socially-conscious consumer reducing dependence on single-use products.

At October 31, 2017, the Company’s investment in RuMe consisted of 5,297,548 shares of common stock with a cost basis of approximately $924,000 and a fair value of $402,000, 4,999,076 shares of series

B-1 preferred stock with a cost basis of approximately $1.0 million and a fair value of approximately $2.0 million, 23,896,634 shares of series C preferred stock with a cost basis of approximately $3.4 million and a fair value of approximately $5.2 million and a subordinated note with an outstanding balance, cost basis and a fair value of approximately $992,000. The warrants have a cost basis of approximately $336,000 and a fair value of approximately $1.4 million, the guarantee was fair valued at approximately -$197,000 or a liability of approximately $197,000 and the letter of credit was fair valued at approximately -$345,000 or a liability of approximately $345,000. The subordinated note had an interest rate of 10% PIK, which changed to 10% cash on January 1, 2018, and a maturity date of September 22, 2019.

During the quarter ended January 31, 2018, the Valuation Committee decreased the fair value of the common stock by approximately $125,000, the series B-1 preferred stock by approximately $86,000, the series C preferred stock by approximately $564,000 and the warrants by a total or approximately $436,000.  The Valuation Committee also increased the letter of credit by approximately $33,000 and the guarantee by approximately $24,000

At January 31, 2018, the Company’s investment in RuMe consisted of 5,297,548 shares of common stock with a cost basis of approximately $924,000 and a fair value of $277,000, 4,999,076 shares of series B-1 preferred stock with a cost basis of approximately $1.0 million and a fair value of approximately $1.9 million, 23,896,634 shares of series C preferred stock with a cost basis of approximately $3.4 million and a fair value of approximately $4.7 million and a subordinated note with an outstanding balance, cost basis and a fair value of approximately $1.0 million. The warrants have a cost basis of approximately $336,000 and a fair value of approximately $967,000, the guarantee was fair valued at approximately -$173,000 or a liability of approximately $173,000 and the letter of credit was fair valued at approximately -$312,000 or a liability of approximately $312,000.

Security Holdings, B.V.

Security Holdings is an Amsterdam-based holding company that owns FIMA, a Lithuanian security and engineering solutions company.

At October 31, 2017, the Company’s investment in Security Holdings consisted of common equity interest with a cost basis of approximately $51.2 million and a fair value of approximately $31.9 million and a bridge loan with an outstanding balance, cost basis and fair value of approximately $4.2 million.  The bridge loan has an interest rate of 5% and a maturity date of December 31, 2019.

During the quarter ended January 31, 2018, the Valuation Committee increased the fair value of the common equity interest by approximately $812,000.

At January 31, 2018, the Company’s investment in Security Holdings consisted of common equity interest with a cost basis of approximately $51.2 million and a fair value of approximately $32.7 million and a bridge loan with an outstanding balance, cost basis and fair value of approximately $4.4 million.

Puneet Sanan, a representative of the Company, serves as a director of Security Holdings.

SGDA Europe B.V.

SGDA Europe is an Amsterdam-based holding company that pursues environmental and remediation opportunities in Romania.

At October 31, 2017 and January 31, 2018, the Company’s investment in SGDA Europe consisted of a first lien loan with an outstanding balance, cost basis and fair value of approximately $1.2 million.  The first lien note has an interest rate of 5%, with a PIK toggle at SGDA Europe’s option, and a maturity date of October 26, 2024.

Turf Products, LLC

Turf, Enfield, Connecticut, is a wholesale distributor of golf course and commercial turf maintenance equipment, golf course irrigation systems and consumer outdoor power equipment.

At October 31, 2017, the Company’s investment in Turf consisted of a senior subordinated loan, bearing interest at 10% per annum with a maturity date of August 7, 2020.  The senior subordinated loan had an outstanding balance and cost basis of approximately $7.7 million and a fair value of approximately $7.6 million.

On December 22, 2017, the Company loaned $1.4 million to Turf in the form of a third lien loan.  The loan has an interest rate of 10% and a maturity date of August 7, 2020.

During the quarter ended January 31, 2018, the Valuation Committee decreased the fair value of the senior subordinated loan by approximately $101,000 and the fair value of the third lien loan by approximately $36,000.

At January 31, 2018, the senior subordinated loan had an outstanding balance and cost basis of approximately $7.7 million and a fair value of approximately $7.5 million, the third lien loan had an outstanding balance, cost basis and fair value of approximately $1.4 million.

United States Technologies, Inc.

U.S. Technologies, Fairlawn, New Jersey, offers diagnostic testing, redesign, manufacturing, reverse engineering and repair services for malfunctioning electronic components of machinery and equipment.

At October 31, 2017 and January 31, 2018, the senior term loan had an outstanding amount and cost basis of approximately $5.5 million and a fair value of approximately $5.6 million.  The loan has an interest rate of 10.5% and matures on July 17, 2020.

U.S. Gas & Electric, Inc.

U.S. Gas, North Miami Beach, Florida, a wholly-owned indirect subsidiary of Crius, is a licensed Energy Service Company (“ESCO”) that markets and distributes natural gas to small commercial and residential retail customers in the state of New York.

At October 31, 2017, the Company’s investment in U.S. Gas, an indirect subsidiary of Crius, consisted of a second lien loan with an outstanding balance, cost basis and a fair value of approximately $40.5 million.  The loan has an interest rate of 9.5% and matures on July 5, 2025.

During the quarter ended January 31, 2018, the Valuation Committee decreased the fair value of the loan by approximately $1.7 million.

At January 31, 2018, the Company’s investment in U.S. Gas, an indirect subsidiary of Crius, consisted of a second lien loan with an outstanding balance and cost basis of approximately $40.5 million and a fair value of approximately $38.9 million.

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

During the fiscal year ended October 31, 2017, the Valuation Committee decreased the fair value of the common stock by approximately $134,000.

At January 31, 2018, the Company’s investment in SCSD consisted of 784 shares of class B common stock with a cost basis of approximately $5.5 million and a fair value of approximately $5.4 million.  The secured loan and the senior secured loan each had an outstanding balance, cost basis and fair value of $1.5 million.

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

At October 31, 2017, the Company’s investment in Vestal consisted of a subordinated loan with an outstanding balance, cost basis and fair value of approximately $2.5 million.  The loan had an annual interest rate of 12% and a maturity date of August 21, 2022.

On December 29, 2017, the Company received a principal payment of $200,000 from Vestal.

At January 31, 2018, the Company’s investment in Vestal consisted of a subordinated loan with an outstanding balance, cost basis and fair value of approximately $2.3 million.

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

At January 31, 2018, the Company had investments in portfolio companies totaling $308.0 million.  Also, on that date, the Company had approximately $1.2 million in cash equivalents and approximately $60.3 million in cash and restricted cash.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.  Pending investments in portfolio companies pursuant to our principal investment strategy, the Company may make other short-term or temporary investments, including in exchange-traded funds and private investment funds offering periodic liquidity.

During the quarter ended January 31, 2018, the Company made two new investments, committing capital that totaled approximately $11.2 million.  Pursuant to the Order, each of the Company and the Private Fund co-invested in Essner ($3.7 million) and Black Diamond ($7.5 million).

During the quarter ended January 31, 2018, the Company made 3 follow-on investments that totaled approximately $3.4 million.  Specifically, on November 8, 2017, the Company loaned an additional $1.5 million to SCSD in the form of a senior secured loan.  The loan has an interest rate of 12% and a maturity date of November 7, 2020.  On December 21, 2017, the Company loaned approximately $526,000 to Initials increasing the senior subordinated loan amount to approximately $5.3 million.  On December 22, 2017, the Company loaned $1.4 million to Turf in the form of a third lien loan.  The loan has an interest rate of 10% and a maturity date of August 7, 2020.

Current commitments include:

Commitments to Portfolio Companies:

At January 31, 2018 and October 31, 2017, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at January 31, 2018
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Portfolio Company	Amount Committed	Amount Funded at October 31, 2017
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Guarantees:

At January 31, 2018 and October 31, 2017, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at January 31, 2018
MVC Automotive	$5.9 million	—
RuMe	$1.0 million	—
Total	$6.9 million	—

Guarantee	Amount Committed	Amount Funded at October 31, 2017
MVC Automotive	$6.0 million	—
RuMe	$1.0 million	—
Total	$7.0 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At January 31, 2018, the Valuation Committee estimated the combined fair values of the guarantee obligations noted above to be approximately -$666,000 or a liability of approximately $666,000.

These guarantees are further described below, together with the Company’s other commitments.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  Over time, Erste Bank, the bank extending the mortgage to MVC Automotive, increased the amount of the mortgage. The balance of the guarantee as of January 31, 2018 is approximately 4.8 million Euro (equivalent to approximately $5.9 million).

The Company agreed to cash collateralize a $300,000 third party letter of credit for RuMe, which is still a commitment of the Company as of January 31, 2018.  The Company also guaranteed $1.0 million of RuMe’s indebtedness to Colorado Business Bank, which had a fair value of approximately -$173,000 or a liability of $173,000 as of January 31, 2018.  On September 22, 2017, the Company provided RuMe an additional $2.0 million letter of credit which had a fair value of approximately -$312,000 or a liability of $312,000 as of January 31, 2018.  The $2.0 million letter of credit is collateralized by the Company’s Credit Facility III (defined below).

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  The investment period related to the PE Fund has ended.  Additional capital may be called for follow-on investments in existing portfolio companies of the PE Fund or to pay operating expenses of the PE Fund until the partnership is terminated.  During the fiscal year ended October 31, 2017, the Company received proceeds of approximately $12.6 million from the PE Fund related to the sale of AccuMed Corp., a portfolio company of the PE Fund.  The Company’s pro-rata share of the PE Fund’s investment in AccuMed Corp. totaled approximately $2.4 million, resulting in a realized gain of approximately $10.2 million, including escrow distributions.  As of January 31, 2018, $14.6 million of the Company’s commitment has been contributed.

During the fiscal year ended October 31, 2016, the Company agreed to cash collateralize a $500,000 working capital line of credit for an entity partially owned by MVC Environmental provided by Branch Banking and Trust Company (“BB&T”).  During the fiscal year ended October 31, 2017, the cash collateral securing the MVC Environmental working capital line of credit was released and a new credit facility was entered into secured by a $1.0 million letter of credit.  The $1.0 million letter of credit is collateralized by the Company’s Credit Facility III (defined below) and had a fair value of approximately -$3,000 or a liability of $3,000 as of January 31, 2018.

In Q1 2018, the Company provided Custom Alloy a $2.0 million and a $1.4 million letter of credit as part of a restructuring.  The $2.0 million letter of credit had a fair value of approximately -$108,000 or a liability of $108,000 as of January 31, 2018 and the $1.4 million letter of credit had a fair value of approximately -$70,000 or a liability of $70,000 as of January 31, 2018.  Both letters of credit are collateralized by the Company’s Credit Facility III.

Commitments of the Company

On February 19, 2013, the Company sold $70.0 million of senior unsecured notes (the “Senior Notes”) in a public offering.  The Senior Notes will mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Senior Notes had an interest rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year, beginning April 15, 2013.  The Company had also granted the underwriters a 30-day option to purchase up to an additional $10.5 million of Senior Notes to cover overallotments.  The additional $10.5 million in principal was purchased and the total principal amount of the Senior Notes totaled $80.5 million.  The net proceeds to the Company from the sale of the Senior Notes, after offering expenses, were approximately $77.4 million.  The offering expenses incurred are amortized over the term of the Senior Notes.

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

On May 3, 2013, the Company sold approximately $33.9 million of additional Senior Notes in a direct offering.  The additional Senior Notes will also mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Notes had an interest rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.

On December 21, 2017, all of the issued and outstanding Senior Notes were redeemed by the Company.  Approximately $1.8 million in unamortized deferred financing fees related to the Senior Notes were expensed at the time of repayment.  See below for additional information.

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with BB&T. On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  On December 1, 2015, Credit Facility II was renewed and expired on May 31, 2016, at which time all outstanding amounts under it were due and repaid.  On June 30, 2016, Credit Facility II was renewed and reduced to a $50 million revolving credit facility, which expired on February 28, 2017, as of which time all outstanding amounts under it were due and repaid.  On February 28, 2017, Credit Facility II was renewed and increased to a $100 million revolving credit facility and expired on August 31, 2017.  On August 31, 2017, Credit Facility II was renewed and decreased to a $25 million revolving credit facility, which expires on August 31, 2018.  There was no change to the interest rate or unused fee on the revolving credit facility. The Company paid closing costs associated with this transaction of $62,500.  At October 31, 2017 and January 31, 2018, there was no outstanding balance on Credit Facility II.  Credit Facility II is used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 125 basis points.  In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid closing fees, legal and other costs associated with these transactions.  These costs will be amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.  As of January 31, 2018, the Company was in compliance with all covenants related to Credit Facility II.

On December 9, 2015, the Company entered into a three-year, $50 million revolving borrowing base credit facility (“Credit Facility III”) with Santander Bank N.A. as a lender and lead agent and Wintrust Bank as a lender and syndication agent.  As of October 31, 2017 and January 31, 2018, there was no outstanding balance on Credit Facility III.  Credit Facility III can, under certain conditions, be increased up to $85 million.  The new facility bears an interest rate of LIBOR plus 3.75% or the prime rate plus 1% (at the Company’s option), and includes a 1% closing fee of the commitment amount and a 0.75% unused fee.  The compensating balance for the revolving credit facility is $5.0 million, which is reflected as restricted cash on the Company’s Consolidated Balance Sheets.  As of January 31, 2018, the Company was in compliance with all covenants related to Credit Facility III.

On November 15, 2017, the Company completed a public offering of $100,000,000 aggregate principal amount of its 6.25% senior notes due November 30, 2022 (“Senior Notes II”). In addition, on November 20, 2017, the underwriters exercised an over-allotment option to purchase an additional $15 million in aggregate principal amount of Senior Notes II (together with the offering on November 15, the “Offering”).  The Senior Notes II have an interest rate of 6.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  After deducting underwriting fees and discounts and expenses, the Offering resulted in net proceeds to the Company of approximately $111.4 million.  The Offering expenses incurred are amortized over the term of the Senior Notes II.  Proceeds from the offering were used to repay the Senior Notes in full including, all accrued interest.  As of January 31, 2018, the Senior Notes II had a total outstanding amount of $115.0 million, net of deferred financing fees the balance was approximately $111.5 million, with a market value of approximately $117.4 million.

The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

Subsequent Events

On February 9, 2018, FDS, Inc. repaid its loan in full including all accrued interest.

On February 26, 2018, in connection with the U.S. Gas Sale, Credit Facility III was amended, effective as of July 5, 2017, to exclude from pledged collateral the U.S. Gas second lien loan.  All other material terms of Credit Facility III remained unchanged.

On February 28, 2018, the Company committed $6.0 million in the form of a first lien loan with an interest rate of 10% and a maturity date of August 31, 2018 to Custom Alloy.  The funded amount as of March 12, 2018 was approximately $2.6 million with $3.4 million unfunded on the commitment.

On March 9, 2018, pursuant to the Order, each of the Company and the Private Fund co-invested in first lien notes issued by Apex Industrial Technologies, LLC. The Company and the Private Fund invested $15.0 million and $5.0 million, respectively, in such notes with an interest rate of 12% and a maturity date of March 9, 2022. In accordance with the conditions of the Order, the Board, including a majority of the Independent Directors, approved, in advance, the Company’s investment in the loan.

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

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments, and escrow receivables, which represent approximately 82.41% of the Company’s total assets at January 31, 2018.  As discussed in Note 8 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. The Company may make short-term investments in 90-day Treasury Bills or longer-term treasury notes, which are federally guaranteed securities, or other investments, including exchange-traded funds, private investment funds and designated money market accounts, pending investments in portfolio companies made pursuant to our principal investment strategy.

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

At January 31, 2018, approximately 72.97% of our total assets represented portfolio investments recorded at fair value.

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

We previously identified a material weakness in our internal control over financial reporting related to the valuation of certain portfolio companies and, as a result of such weakness, our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of October 31, 2014 and October 31, 2015. This contributed to a delay in the filing of certain prior financial statements. The material weakness concerned the design and operating effectiveness of certain valuation related controls associated with investments in certain affiliated or controlled portfolio companies (e.g., MVC Automotive and SGDA Europe). The Company addressed the material weakness through, among other things, adding new and/or enhanced existing controls surrounding the valuation process and financial reporting oversight of various controlled/affiliated portfolio companies.

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

Depending on market conditions, we could incur substantial realized losses and suffer unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.  Declines in the market values of the Company’s investments could lead to diminished investment opportunities for the Company, prevent the Company from successfully executing its investment strategies or require the Company to dispose of investments at a loss.

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

On October 31, 2017, the Company had a net capital loss carryforward of approximately $1.0 million. The Company had approximately $10.1 million in unrealized losses associated with Legacy Investments as of January 31, 2018.  If we experience an aggregate 50% shift in the ownership of our common stock from shareholder transactions over a three year period (e.g., if a shareholder acquires 5% or more of our outstanding shares of common stock, or if a shareholder who owns 5% or more of our outstanding shares of common stock significantly increases or decreases its investment in the Company), our ability to utilize our capital loss carryforwards to offset future capital gains may be severely limited.  Further, in the event that we are deemed to have failed to meet the requirements to qualify as a RIC, our ability to use our capital loss carryforwards could be adversely affected.   Please see Note 12 of our consolidated financial statements “Tax Matters” for more information.

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

•                  Our adherence to applicable regulatory and tax requirements

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

We are subject to market discount risk.

As with any stock, the price of our shares will fluctuate with market conditions and other factors. If shares are sold, the price received may be more or less than the original investment. Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our NAV, but will depend upon the market price of the shares at the time of sale. Since the market price of our shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the shares will trade at, below or above our NAV. Although our shares, from time to time, had traded at a premium to our NAV, in more recent years, our shares have traded at a discount to NAV, which discount may fluctuate over time. Our common stock has historically traded at prices below our net asset value per share and was trading as of January 31, 2018 at an approximately 21.8% discount to NAV.

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

As of January 31, 2018, we have approximately $115.0 million in aggregate principal amount of Senior Notes II (as defined above), due on November 30, 2022.  We also have access to leverage through credit facilities.

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

Credit Facility III imposes certain financial and operating covenants that may restrict a portion of our business activities, including limitations that could hinder our ability to obtain additional financings and in some cases, to increase our dividends.  If we cannot meet these covenants, events of default would arise, which could result in payment of the applicable indebtedness being accelerated and may limit our ability to execute on our investment strategy, as would be the case if we were unable to renew such facility.  Any additional facility we access could also impose additional covenants that could restrict our business activities.  A failure to add new or replacement debt facilities or issue additional debt securities or other evidences of indebtedness could have an adverse effect on our business, financial condition or results of operations.

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

As of January 31, 2018, 1.3% of the Company’s assets consisted of Legacy Investments.  These investments were made pursuant to the Company’s prior investment objective of seeking long-term capital appreciation from venture capital investments in information technology companies. Generally, a cash return may not be received on these investments until a “liquidity event,” i.e., a sale, public offering or merger, occurs. Until then, these Legacy Investments remain in the Company’s portfolio. The Company is managing them to seek to realize maximum returns.

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

Our officers and directors, and members of the TTG Advisers investment team, may serve other entities, including the PE Fund, and Series A of Public Pension Capital, LLC (the “PPC Fund”) and others that operate in the same or similar lines of business as we do. Accordingly, they may have obligations to those entities, the fulfillment of which might not be in the best interests of us or our shareholders. It is possible that new investment opportunities that meet our investment objective may come to the attention of one of the management team members or our officers or directors in his or her role as an officer or director of another entity or as an investment professional associated with that entity, and, if so, such opportunity might not be offered, or otherwise made available, to us.

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

We are dependent on information systems, and systems failures, as well as operating failures, could disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•                sudden electrical or telecommunications outages;

•                natural disasters such as earthquakes, tornadoes and hurricanes;

•                disease pandemics;

•                events arising from local or larger scale political or social matters, including terrorist acts; and

•                cyber-attacks.

In addition to our dependence on information systems, poor operating performance by our service providers could adversely impact us.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our securities and our ability to pay distributions to our stockholders.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, financial condition and operating results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve a third party or our own personnel gaining unauthorized access to our information systems for purposes of obtaining ransom payments, misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for loss or misappropriation of data, stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our reputation or business relationships. As our business relies on technology, we are subject to the risks posed to our information systems, both internal and those provided by third-party service providers. These third-party service providers have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of portfolio companies and/or in a limited number of industries.  For example, as of January 31, 2018, the fair value of our largest investment, Crius, including its wholly-owned indirect subsidiary, U.S. Gas (collectively, “Crius”) comprised 25.1% of our net assets.  Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may continue to be significantly represented among our investments.  To the extent that we have large positions in the securities of a small number of portfolio companies, we are subject to an increased risk of significant loss should the performance or financial condition of these portfolio companies or their respective industries deteriorate.  We may also be more susceptible to any single economic or regulatory occurrence as a result of holding large positions in a small number of portfolio companies.  See the risk factor below regarding the industry in which Crius operates.

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

Recent tax legislation may have unanticipated effects on us.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, which significantly changed the Code, including, a reduction in the corporate income tax rate, a new limitation on the deductibility of interest expense, and significant changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Cuts and Jobs Act also authorizes the IRS to issue regulations with respect to the new provisions. We cannot predict how the changes in the Tax Cuts and Jobs Act, or regulations or other guidance issued under it, might affect us, our business or the business of our portfolio companies.

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

Investment in a private equity fund involves the same types of risks associated with an investment in any operating company. However, the investments made by private equity funds will entail a high degree of risk and in most cases be highly illiquid and difficult to value since no ready market typically exists for the securities of companies held in a private equity fund’s portfolio. (See Note 6 “Investment Valuation Policy,” which discusses our valuation policy respecting our interest in the PE Fund.)  Investing in private equity investments is intended for long-term investment by investors who can accept the risks associated with making highly speculative, primarily illiquid investments in privately negotiated transactions, and who can bear the risk of loss of their investment. Attractive investment opportunities in private equity may occur only periodically, if at all. Furthermore, private equity has generally been dependent on the availability of debt or equity financing to fund the acquisitions of their investments. Due to recent market conditions, however, the availability of such financing has been reduced dramatically, limiting the ability of private equity to obtain the required financing.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management with the participation of the individual who performs the functions of the Principal Executive Officer (the “CEO”) and the individual who performs the functions of a Principal Financial Officer (the “CFO”), has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, management has concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

A description of the risk factors associated with our business is set forth in the “Quantitative and Qualitative Disclosures about Market Risk” section, above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities for the quarter ended January 31, 2018.

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

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

MVC CAPITAL, INC.

Date: March 12, 2018
/s/ Michael Tokarz
Michael Tokarz

In the capacity of the officer who performs the functions of Principal Executive Officer.

MVC CAPITAL, INC.

Date: March 12, 2018
/s/ Scott Schuenke
Scott Schuenke

In the capacity of the officer who performs the functions of Principal Financial Officer.