Form 10-Q/A
period 2018-01-31
MVC CAPITAL, INC.
filed 2018-04-24
CIK 1099941

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The sole purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2018 (the “Original Filing”) for MVC Capital Inc. (the “Company”), which was filed with the Securities and Exchange Commission on March 12, 2018, is to amend Note 15 “Significant Subsidiaries” of Item 1 — Consolidated Financial Statements of the Original Filing to include financial information relating to the fourth quarter of 2017 for Equus Total Return, Inc. (“Equus”), which was a significant subsidiary of the Company for the January 31, 2017 period. As disclosed in the Original Filing, the financial information for Equus was not included in the Original Filing because Equus had not yet filed its Form 10-K for the December 31, 2017 period. (Equus’ Form 10-K has now been filed.) In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment No. 1 includes currently dated certifications from the Registrant’s Chief Executive Officer and Chief Financial Officer. No other items of the Original Filing and no other disclosures under Item 1  are being amended hereby (except for updating Note 16 for subsequent events since the date of the Original Filing).

MVC Capital, Inc.

(A Delaware Corporation)

Index

				Page
Part I.	Consolidated Financial Information

	Item 1.	Consolidated Financial Statements
		Consolidated Balance Sheets
		-	January 31, 2018 (Unaudited) and October 31, 2017	3
		Consolidated Statements of Operations
		-	For the Quarter Ended January 31, 2018 (Unaudited) and
		-	For the Quarter Ended January 31, 2017 (Unaudited)	4
		Consolidated Statements of Cash Flows
		-	For the Quarter Ended January 31, 2018 (Unaudited) and
		-	For the Quarter Ended January 31, 2017 (Unaudited)	5
		Consolidated Statements of Changes in Net Assets
		-	For the Quarter Ended January 31, 2018 (Unaudited),
		-	For the Quarter Ended January 31, 2017 (Unaudited) and
		-	For the Year ended October 31, 2017	6
		Consolidated Selected Per Share Data and Ratios
		-	For the Quarter Ended January 31, 2018 (Unaudited),
		-	For the Quarter Ended January 31, 2017 (Unaudited) and
		-	For the Year ended October 31, 2017	7
		Consolidated Schedules of Investments
		-	January 31, 2018 (Unaudited)
		-	October 31, 2017	8
		Notes to Consolidated Financial Statements		12

SIGNATURE				42

Exhibits

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

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

15. Significant Subsidiaries

We have determined that for the quarter ended January 31, 2018, MVC Automotive and RuMe, unconsolidated portfolio companies, have met the conditions of a significant subsidiary. For the quarter ended January 31, 2017 (and not the fiscal 2018 quarter covered by this report), Equus met the condition of a significant subsidiary. The financial information presented below includes: (i) summarized balance sheets as of December 31, 2017 (the last fiscal quarter-end prior to January 31, 2018), (ii) summarized balance sheets as of December 31, 2016, (iii) summarized income statements for the period October 1, 2017 to December 31, 2017, and (iv) summarized income statements for the period October 1, 2016 to December 31, 2016. The financial information below is based on unaudited financial statements and has been prepared and furnished by each portfolio company or derived from publicly available filings which, in any case, were not prepared by the Company.

Balance Sheet

All numbers in thousands	MVC Automotive As of December 31, 2017	RuMe As of December 31, 2017	MVC Automotive As of December 31, 2016	RuMe As of December 31, 2016

Assets:
Total current assets	$56,661	$3,604	$49,334	$4,054
Total non-current assets	25,173	543	22,801	614
Total Assets	$81,834	$4,147	$72,135	$4,668

Liabilities and Shareholders Equity:
Current Liabilities	$62,827	$6,553	$56,352	$5,563
Long-term liabilities	16,473	3,023	14,890	1,697
Shareholders Equity	2,534	(5,429)	893	(2,592)
Total Liabilities and Shareholders Equity	$81,834	$4,147	$72,135	$4,668

Income Statement

	MVC Automotive	RuMe	MVC Automotive	RuMe
	For the Period from	For the Period from	For the Period from	For the Period from
	October 1, 2017 to	October 1, 2017 to	October 1, 2016 to	October 1, 2016 to
All numbers in thousands	December 31, 2017	December 31, 2017	December 31, 2016	December 31, 2016

Net Sales & Revenue	$48,520	$4,083	$38,524	$4,499
Cost of Sales	44,370	2,546	34,519	2,059
Gross Margin	4,150	1,537	4,005	2,440
Operating Expenses	3,684	1,854	4,300	1,829
Operating Income	466	(317)	(295)	611
Income Tax (Benefit)	107	0	90	0
Interest Expense	417	82	273	158
Other Expenses (Income), Net	(513)	(4)	(38)	(2)
Net Income (Loss)	$455	$(395)	$(619)	$455

Balance Sheet

	Equus	Equus
	As of December 31,	As of December 31,
(All numbers in thousands)	2017	2016

Investments in portfolio securities at fair value	$31,115	$29,661
Cash, cash equivalents, temporary cash investments and restricted cash	28,973	42,255
Other assets	1,116	1,230
Total assets	$61,204	$73,146

Borrowing under margin account	$17,998	$29,994
Other liabilities	199	412
Total Liabilities	18,197	30,406
Net Assets	$43,007	$42,740

Income Statement

	Equus For the Period from	Equus For the Period from
	October 1, 2017 to	October 1, 2016 to
(All numbers in thousands)	December 31, 2017	December 31, 2016

Investment income	$121	$192
Total expenses	881	888
Net investment loss	(760)	(696)
Net realized gain (loss)	0	(4)
Net change in unrealized appreciation of portfolio securities	1,500	1,799
Net change in unrealized appreciation of portfolio securities - related party	268	135
Net increase in net assets resulting from operations	$1,008	$1,234

16. Subsequent Events

On February 9, 2018, FDS, Inc. repaid its loan in full including all accrued interest.

On February 26, 2018, in connection with the U.S. Gas Sale, Credit Facility III was amended, effective as of July 5, 2017, to exclude from pledged collateral the U.S. Gas second lien loan.  All other material terms of Credit Facility III remained unchanged.

On February 28, 2018, the Company committed $6.0 million in the form of a first lien loan with an interest rate of 10% and a maturity date of August 31, 2018 to Custom Alloy.  The funded amount as of April 20, 2018 was approximately $3.4 million with $2.6 million unfunded on the commitment.

On March 9, 2018, pursuant to the Order, each of the Company and the Private Fund co-invested in a first lien loan to Apex Industrial Technologies, LLC.  The Company and the Private Fund invested $15.0 million and $5.0 million, respectively, in such notes with an interest rate of 12% and a maturity date of March 9, 2022.  In accordance with the conditions of the Order, the Board, including a majority of the Independent Directors, approved, in advance, the Company’s investment in the loan.

On March 19, 2018, the Company invested approximately $68,000 in SGDA Europe for a warrant.

On March 22, 2018, the Company loaned $350,000 to RuMe, increasing the subordinated loan amount to approximately $1.4 million and extending the maturity date to March 30, 2020.

On March 22, 2018, the Company loaned approximately $2.3 million to MVC Automotive, increasing the bridge loan amount to approximately $7.1 million and extending the maturity date to June 30, 2019.

On April 3, 2018, pursuant to the Order, each of the Company and the Private Fund co-invested in a second lien loan to Array information Technology, Inc.  The Company and the Private Fund invested $6.0 million and $2.0 million, respectively, in such notes, with an interest rate of 12% cash and 0-4% PIK, based on performance, with the initial rate at 4% PIK and a maturity date of October 3, 2023.  In accordance with the conditions of the Order, the Board, including a majority of the Independent Directors, approved, in advance, the Company’s investment in the loan.

On April 4, 2018, Vestal repaid its loan in full, including all accrued interest.

On April 6, 2018, the Company loaned an additional $350,000 to RuMe, increasing the subordinated loan amount to approximately $1.7 million.

On April 10, 2018, the Company loaned approximately $308,000 to Security Holdings, increasing the bridge loan amount to approximately $4.7 million.

On April 11, 2018, Morey’s made a principal payment of $2.0 million on its second lien loan.

On April 13, 2018, the Board declared a dividend in the amount of $0.15 per share to be paid on April 30, 2018 to all shareholders of record of the Company as of the close of business on April 25, 2018.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

MVC CAPITAL, INC.

Date: April 24, 2018
/s/ Scott Schuenke
Scott Schuenke

In the capacity of the officer who performs the functions of Principal Financial Officer.