Form 10-Q
period 2018-07-31
MVC CAPITAL, INC.
filed 2018-09-10
CIK 1099941

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

There were 18,820,528 shares of the registrant’s common stock, $.01 par value, outstanding as of September 7, 2018.

MVC Capital, Inc.

(A Delaware Corporation)

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.

Consolidated Balance Sheets

	July 31,	October 31,
	2018	2017
	(Unaudited)
ASSETS

Assets
Cash	$21,009,574	$100,354,340
Restricted cash (cost $5,300,554 and $5,300,329)	5,300,554	5,300,329
Cash equivalents (cost $876,060 and $1,019,899)	876,060	1,019,899
Investments at fair value
Non-control/Non-affiliated investments (cost $195,413,309 and $164,581,094)	182,085,336	149,246,812
Affiliate investments (cost $115,910,283 and $114,158,346)	70,444,281	81,908,631
Control investments (cost $88,753,966 and $84,478,275)	65,614,636	61,370,030
Total investments at fair value (cost $400,077,558 and $363,217,715)	318,144,253	292,525,473
Dividends and interest receivables, net of reserves	2,339,370	1,806,335
Deferred financing fees	184,729	600,379
Receivable for investment sold	5,787,729	—
Escrow receivables, net of reserves	935,000	—
Fee and other receivables	2,160,520	1,483,793
Prepaid expenses	283,143	318,847

Total assets	$357,020,932	$403,409,395

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Senior notes II	$111,772,441	$—
Senior notes	—	112,626,045
Provision for incentive compensation (Note 11)	—	2,060,992
Incentive compensation payable	2,502,961	4,387,266
Professional fees payable	23,313	118,403
Management fee payable	929,493	1,001,770
Accrued expenses and liabilities	491,721	562,473
Interest payable	571,858	345,612
Management fee payable - Asset Management	92,601	89,192
Consulting fees payable	223,339	347,863
Portfolio fees payable - Asset Management	617,587	458,566
Guarantees/Letters of Credit	2,131,001	551,349
Transaction fees payable	57,166	1,368,742
Taxes payable	1,576	2,054

Total liabilities	119,415,057	123,920,327

Commitments and Contingencies (Note 9)

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 28,304,448 shares issued and 18,820,528 and 21,114,105 shares outstanding as of July 31, 2018 and October 31, 2017, respectively	283,044	283,044
Additional paid-in-capital	418,107,945	418,208,458
Accumulated earnings	124,508,091	122,455,573
Distributions paid to stockholders	(165,883,843)	(157,414,605)
Accumulated net realized gain	38,635,897	38,434,807
Net unrealized depreciation	(81,532,325)	(70,965,264)
Treasury stock, at cost, 9,483,920 and 7,190,343 shares held, respectively	(96,512,934)	(71,512,945)

Total shareholders’ equity	237,605,875	279,489,068

Total liabilities and shareholders’ equity	$357,020,932	$403,409,395

Net asset value per share	$12.62	$13.24

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Nine Month Period	For the Nine Month Period
	November 1, 2017 to	November 1, 2016 to
	July 31, 2018	July 31, 2017
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$1,599,754	$—

Total dividend income	1,599,754	—

Interest income
Non-control/Non-affiliated investments	11,329,603	8,591,364
Affiliate investments	38,139	1,622,040
Control investments	267,626	469,656

Total interest income	11,635,368	10,683,060

Payment-in-kind/Deferred interest income
Non-control/Non-affiliated investments	2,215,125	807,418
Affiliate investments	285,110	602,856
Control investments	121,281	120,551

Total payment-in-kind/Deferred interest income	2,621,516	1,530,825

Fee income
Non-control/Non-affiliated investments	247,864	302,879
Affiliate investments	—	1,192,485
Control investments	—	52,420

Total fee income	247,864	1,547,784

Fee income - Asset Management [1]
Portfolio fees	542,820	615,448
Management fees	271,178	237,262

Total fee income - Asset Management	813,998	852,710

Total operating income	16,918,500	14,614,379

Operating Expenses:
Interest and other borrowing costs [2]	8,501,352	7,792,549
Loss on extinguishment of debt	1,782,705	—
Management fee	4,394,066	4,902,716
Net Incentive compensation (Note 11)	(2,060,992)	6,821,626
Consulting fees	708,000	746,555
Legal fees	652,856	472,976
Audit & tax preparation fees	594,000	593,000
Other expenses	540,103	787,415
Portfolio fees - Asset Management [1]	407,115	461,586
Directors’ fees	248,100	317,514
Management fee - Asset Management [1]	203,383	177,946
Insurance	201,656	208,102
Administration	129,945	150,575
Public relations fees	98,365	136,000
Printing and postage	47,785	38,600

Total operating expenses	16,448,439	23,607,160

Less: Voluntary Expense Waiver by Adviser [3]	(112,500)	(112,500)
Less: Voluntary Management Fee Waiver by Adviser [4]	(1,471,399)	(1,225,679)

Total waivers	(1,583,899)	(1,338,179)

Net operating income (loss) before taxes	2,053,960	(7,654,602)

Tax Expenses:
Current tax expense	1,442	1,440

Total tax expense	1,442	1,440

Net operating income (loss)	2,052,518	(7,656,042)

Net Realized and Unrealized (Loss) Gain on Investments:

Net realized gain (loss) on investments
Short term investments	(95,355)	229,812
Non-control/Non-affiliated investments	(3,158,367)	(620,077)
Affiliate investments	3,455,430	115,430,586
Control investments	—	10,097,674
Foreign currency	(618)	4,549

Total net realized gain (loss) on investments	201,090	125,142,544

Net unrealized depreciation on investments	(10,567,061)	(86,134,719)

Net realized and unrealized (loss) gain on investments	(10,365,971)	39,007,825

Net (decrease) increase in net assets resulting from operations	$(8,313,453)	$31,351,783

Net (decrease) increase in net assets per share resulting from operations	$(0.45)	$1.39

Dividends declared per share [5]	$0.450	$0.405

Weighted average number of shares outstanding	19,282,604	22,556,412

1 These items are related to the management of the MVC Private Equity Fund, L.P. (“PE Fund”).  Please see Note 10 “Management” for more information.

2 Interest and other borrowing costs includes $784,969 of interest associated with installment sale treatment on the USG&E note. Please see Note 12 “Tax Matters” for more information.

3 Reflects the nine month period of the TTG Advisers’ voluntary waiver of $150,000 of expenses for the 2018 and 2017 fiscal years, that the Company would otherwise be obligated to reimburse TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  Please see Note 10 “Management” for more information.

4 Reflects the nine month period of the TTG Advisers’ voluntary waiver of the management fee for the 2018 and 2017 fiscal years. Please see Note 10 “Management” for more information.

5 Please see Note 13 “Dividends and Distributions to Shareholders and Share Repurchase Program” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Quarter	For the Quarter
	May 1, 2018 to	May 1, 2017 to
	July 31, 2018	July 31, 2017
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$526,505	$—

Total dividend income	526,505	—

Interest income
Non-control/Non-affiliated investments	4,160,019	4,838,293
Affiliate investments	14,439	546,070
Control investments	105,135	136,885

Total interest income	4,279,593	5,521,248

Payment-in-kind/Deferred interest income
Non-control/Non-affiliated investments	806,603	250,201
Affiliate investments	175,031	228,752
Control investments	65,766	23,992

Total payment-in-kind/Deferred interest income	1,047,400	502,945

Fee income
Non-control/Non-affiliated investments	114,406	158,237
Affiliate investments	—	839,152
Control investments	—	—

Total fee income	114,406	997,389

Fee income - Asset Management [1]
Portfolio fees	149,156	194,987
Management fees	94,210	89,252

Total fee income - Asset Management	243,366	284,239

Total operating income	6,211,270	7,305,821

Operating Expenses:
Interest and other borrowing costs [2]	2,402,894	2,648,600
Management fee	1,487,189	1,392,674
Legal fees	290,836	(36,434)
Consulting fees	257,000	198,000
Other expenses	189,029	306,761
Portfolio fees - Asset Management [1]	111,867	146,241
Directors’ fees	85,100	105,000
Audit & tax preparation fees	84,000	66,000
Management fee - Asset Management [1]	70,657	66,938
Insurance	67,320	67,086
Administration	43,135	51,328
Public relations fees	36,120	45,000
Printing and postage	17,300	2,335
Net Incentive compensation (Note 11)	(1,316,475)	5,076,509

Total operating expenses	3,825,972	10,136,038

Less: Voluntary Expense Waiver by Adviser [3]	(37,500)	(37,500)
Less: Voluntary Management Fee Waiver by Adviser [4]	(557,696)	(348,168)

Total waivers	(595,196)	(385,668)

Net operating gain (loss) before taxes	2,980,494	(2,444,549)

Tax Expenses:
Current tax expense	482	480

Total tax expense	482	480

Net operating gain (loss)	2,980,012	(2,445,029)

Net Realized and Unrealized (Loss) Gain on Investments:

Net realized gain (loss) on investments
Short term investments	(95,355)	46,725
Non-control/Non-affiliated investments	(257,077)	(621,285)
Affiliate investments	3,455,430	114,580,586
Control investments	—	234,026
Foreign currency	(985)	—

Total net realized gain on investments	3,102,013	114,240,052

Net unrealized depreciation on investments	(11,951,877)	(87,889,394)

Net realized and unrealized (loss) gain on investments	(8,849,864)	26,350,658

Net (decrease) increase in net assets resulting from operations	$(5,869,852)	$23,905,629

Net (decrease) increase in net assets per share resulting from operations	$(0.32)	$1.06

Dividends declared per share [5]	$0.150	$0.135

Weighted average number of shares outstanding	18,820,528	22,556,412

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

MVC Capital, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Month Period	For the Nine Month Period
	November 1, 2017 to	November 1, 2016 to
	July 31, 2018	July 31, 2017
Cash flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(8,313,453)	$31,351,783
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized gain	(201,090)	(125,142,544)
Net change in unrealized (appreciation) depreciation	10,567,061	86,134,719
Amortization of premiums (discounts) and fees	(224,152)	(276,030)
Increase in accrued payment-in-kind dividends and interest	(2,244,828)	(1,405,278)
Amortization of deferred financing fees	954,998	901,092
Loss on extinguishment of debt	1,782,705	—
Changes in operating assets and liabilities:
Restricted cash	(225)	500,274
Dividends, interest and fees receivable	(533,035)	2,358,279
Fee and other receivables	(676,727)	602,018
Escrow receivables, net of reserves	(935,000)	9,151,805
Receivable for Investment Sold	(5,787,729)	—
Prepaid expenses	35,704	(165,299)
Net incentive compensation (Note 11)	(3,945,297)	5,725,546
Other liabilities	(1,286,021)	954,495
Purchases of equity investments	(468,562)	(1,187,101)
Purchases of debt instruments	(50,398,591)	(6,209,282)
Purchases of short-term investments	(24,996,182)	(49,954,511)
Proceeds from equity investments (1)	6,722,729	65,770,471
Proceeds from debt instruments	12,243,683	39,378,619
Sales/maturities of short-term investments	24,901,266	85,183,301

Net cash provided by (used in) operating activities	(42,802,746)	143,672,357

Cash flows from Financing Activities:
Borrowings from senior notes II	115,000,000	—
Repayments on senior notes	(114,408,750)	—
Borrowings from revolving credit facility	25,000,000	50,000,000
Repayments from revolving credit facility	(25,000,000)	(85,000,000)
Repurchase of common stock	(25,100,502)	—
Financing fees paid	(3,707,369)	(225,868)
Distributions paid to shareholders	(8,215,867)	(8,934,067)
Repurchases of common stock under dividend reinvestment plan	(253,371)	(201,280)

Net cash used in financing activities	(36,685,859)	(44,361,215)

Net change in cash and cash equivalents for the period	(79,488,605)	99,311,142

Cash and cash equivalents, beginning of period	$101,374,239	$20,214,160

Cash and cash equivalents, end of period	$21,885,634	$119,525,302

(1) For the nine month periods ended July 31, 2018 and 2017, proceeds from equity investments includes $935,000 and $1.0 million in escrow receivables, net of reserves, respectively.

During the nine month periods ended July 31, 2018 and 2017 MVC Capital, Inc. paid $7,143,752 and $6,319,251 in interest expense, respectively.

During the nine month periods ended July 31, 2018 and 2017 MVC Capital, Inc. paid $1,920 and $1,278 in income taxes, respectively.

Non-cash activity:

During the nine month periods ended July 31, 2018 and 2017, MVC Capital, Inc. recorded payment in-kind dividend and interest of $2,244,828 and $1,405,288, respectively. This amount was added to the principal balance of the investments and recorded as dividend/interest income.

During the nine month periods ended July 31, 2018 and 2017, the Company issued 25,043 and 21,724 shares of common stock to satisfy the dividend reinvestment plan.

During the nine month period ended July 31, 2018, all assets and liabilities of SGDA Europe were transferred to a new Austrian holding company, Trientis GmbH, to achieve operating efficiencies.

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

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Changes in Net Assets

	For the Nine Month Period	For the Nine Month Period
	November 1, 2017 to	November 1, 2016 to	For the Year Ended
	July 31, 2018	July 31, 2017	October 31, 2017
	(Unaudited)	(Unaudited)
Operations:
Net operating gain (loss)	$2,052,518	$(7,656,042)	$(5,598,822)
Net realized gain on investments	201,090	125,142,544	89,895,631
Net change in appreciation (depreciation) unrealized appreciation on investments	(10,567,061)	(86,134,719)	(56,972,810)

Net (decrease) increase in net assets from operations	(8,313,453)	31,351,783	27,323,999

Shareholder Distributions from:
Income	—	(9,135,347)	(9,738,519)
Return of capital	(8,469,238)	—	(2,563,946)

Net decrease in net assets from shareholder distributions	(8,469,238)	(9,135,347)	(12,302,465)

Capital Share Transactions:
Issuance of common stock under dividend reinvestment plan	253,371	201,280	283,120
Repurchase of common stock under dividend reinvestment plan	(253,371)	(201,280)	(283,120)
Repurchase expenses	(100,513)	—	(90,251)
Repurchase of common stock	(24,999,989)	—	(14,999,993)

Net decrease in net assets from capital share transactions	(25,100,502)	—	(15,090,244)

Total (decrease) increase in net assets	(41,883,193)	22,216,436	(68,710)

Net assets, beginning of period/year	279,489,068	279,557,778	279,557,778

Net assets, end of period/year	$237,605,875	$301,774,214	$279,489,068

Common shares outstanding, end of period/year	18,820,528	22,556,412	21,114,105

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

	For the Nine Month Period		For the Nine Month Period		For the
	November 1, 2017 to		November 1, 2016 to		Year Ended
	July 31, 2018		July 31, 2017		October 31, 2017
	(Unaudited)		(Unaudited)

Net asset value, beginning of period/year	$13.24		$12.39		$12.39

(Loss) Gain from operations:
Net operating loss	0.10		(0.34)		(0.25)
Net realized and unrealized (loss) gain on investments	(0.55)		1.73		1.47

Total (loss) gain from investment operations	(0.45)		1.39		1.22

Less distributions from:
Income	—		(0.40)		(0.44)
Return of capital	(0.45)		—		(0.12)

Total distributions	(0.45)		(0.40)		(0.56)

Capital share transactions
Anti-dilutive effect of share repurchase program	0.28		—		0.19

Total capital share transactions	0.28		—		0.19

Net asset value, end of period/year	$12.62		$13.38		$13.24

Market value, end of period/year	$9.38		$10.39		$10.70

Market discount	(25.67)%		(22.35)%		(19.18)%

Total Return - At NAV (a)	(1.35)%		11.46%		11.54%

Total Return - At Market (a)	(8.30)%		24.87%		30.39%

Ratios and Supplemental Data:

Portfolio turnover ratio	6.10%		2.56%		4.26%

Net assets, end of period/year (in thousands)	$237,606		$301,775		$279,489

Ratios to average net assets:
Expenses including tax expense	7.83	%(c)	10.42	%(c)	9.03%
Expenses excluding tax expense	7.83	%(c)	10.42	%(c)	9.03%

Net operating loss before tax expense	1.08	%(c)	(3.58	)%(c)	(1.97)%
Net operating loss after tax expense	1.08	%(c)	(3.58	)%(c)	(1.97)%

Ratios to average net assets excluding waivers:
Expenses including tax expense	8.66	%(c)	11.04	%(c)	9.63%
Expenses excluding tax expense	8.66	%(c)	11.04	%(c)	9.63%

Net operating income (loss) before tax expense	0.25	%(c)	(4.21	)%(c)	(2.57)%
Net operating income (loss) after tax expense	0.25	%(c)	(4.21	)%(c)	(2.57)%

Ratios to average net assets: (b)
Expenses excluding incentive compensation	8.91	%(c)	7.22	%(c)	7.07%
Expenses excluding incentive compensation, interest and other borrowing costs	4.44	%(c)	7.85	%(c)	3.45%

Net operating loss before incentive compensation	—	%(c)	(0.39	)%(c)	—%
Net operating income before incentive compensation, interest and other borrowing costs	4.47	%(c)	3.26	%(c)	3.62%

Ratios to average net assets excluding waivers: (b)
Expenses excluding incentive compensation	9.75	%(c)	3.58	%(c)	7.67%
Expenses excluding incentive compensation, interest and other borrowing costs	5.27	%(c)	4.21	%(c)	4.05%

Net operating loss before incentive compensation	(0.84	)%(c)	(1.02	)%(c)	(0.60)%
Net operating income before incentive compensation, interest and other borrowing costs	3.64	%(c)	2.63	%(c)	3.02%

(a) Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the period/year.

(b) Supplemental Ratio information

(c) Annualized.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

July 31, 2018

(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value/ Market Value

Non-control/Non-affiliated investments- 76.63% (a, c, f, g)
Apex Industrial Technologies, LLC	Supply Chain Equipment Manufacturer	First Lien Loan 12.0000% Cash, 03/09/2023 (k, n)	$15,000,000	$14,861,774	$15,000,000
Array Information Technology, Inc.	Information Technology Products and Services	Second Lien Loan 12.0000% Cash, 4.0000% PIK, 10/03/2023 (b, k, n, p)	6,059,529	5,946,801	6,059,529
		Warrants (d, n)	1	—	—
				5,946,801	6,059,529
Black Diamond Equipment Rentals, LLC	Equipment Rental	Second Lien Loan 12.5000% Cash, 06/27/2022 (k, n)	7,500,000	7,021,615	7,151,883
		Warrants (d, n)	1	400,847	400,847
				7,422,462	7,552,730
Custom Alloy Corporation	Manufacturer of Pipe Fittings and Forgings	Second Lien Loan 10.0000% Cash, 12/31/2020 (k, n)	3,533,055	3,166,089	3,283,537
		First Lien Loan 10.0000% Cash, 08/31/2018 (k, n)	4,098,282	4,098,282	4,098,282
		Series A Preferred Stock (3,617 shares) 12.0000% PIK, 04/30/2020 (b, d, n)		3,000,000	3,436,125
		Series B Preferred Stock (6,500 shares) 10.0000% PIK, 12/31/2020 (b, d, n)		5,683,254	6,061,935
		Covertible Series C Preferred Stock (17,935 shares) (d, n)		17,935,482	12,417,067
				33,883,107	29,296,946
Dukane IAS,LLC	Welding Equipment Manufacturer	Second Lien Note 10.5000% Cash, 2.5000% PIK, 11/17/2020 (b, k, n)	4,349,387	4,281,716	4,392,878
Essner Manufacturing, LP	Defense/Aerospace Parts Manufacturing	First Lien Loan 11.5000% Cash, 12/20/2022 (k, n, o)	3,666,700	3,602,393	3,666,700
FOLIOfn, Inc.	Technology Investment - Financial Services	Preferred Stock (5,802,259 shares) (d, i, n)		15,000,000	4,683,000
Highpoint Global LLC	Government Services	Second Lien Note 12.0000% Cash, 2.0000% PIK, 09/30/2022 (b, k, n)	5,071,167	4,987,013	5,071,167
HTI Technologies and Industries, Inc.	Electronic Component Manufacturing	Second Lien Note 12.0000% Cash, 2.0000% PIK, 06/21/2019 (b, k, n)	10,028,617	10,028,617	9,980,270
Initials, Inc.	Consumer Products	Senior Subordinated Debt 8.0000% Cash, 7.0000% PIK, 06/23/2020 (b, h, k, n)	5,642,913	5,642,913	4,912,183
Legal Solutions Holdings, Inc.	Business Services	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK, 03/18/2020 (b, k, n)	11,719,333	11,719,333	11,836,546
Morey’s Seafood International, LLC	Food Services	Second Lien Loan 10.0000% Cash, 4.0000% PIK, 08/12/2022 (b, k, n, q)	16,248,891	16,248,891	16,328,092
Trientis GmbH	Environmental Services	First Lien Note 5.0000% PIK, 10/26/2024 (b, e, m, n, r)	1,233,092	1,233,092	1,233,092
		Warrants (d, e, n, r)	1	67,715	67,715
				1,300,807	1,300,807
Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 10.0000% Cash, 08/07/2020 (k, n)	7,717,056	7,717,056	7,252,072
		Third Lien Loan 10.0000% Cash, 08/07/2020 (k, n)	1,260,000	1,260,000	1,199,625
				8,977,056	8,451,697
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan, 9.5000% Cash, 07/05/2025 (l, n)	37,527,881	37,527,881	39,652,791
U.S. Spray Drying Holding Company	Specialty Chemicals	Class B Common Stock (784 shares) (d, n)		5,488,000	5,400,000
		Secured Loan 12.0000% Cash, 04/30/2019 (k, n)	1,500,000	1,500,000	1,500,000
		Senior Secured Loan 12.0000% Cash, 11/07/2020 (k, n)	1,500,000	1,500,000	1,500,000
				8,488,000	8,400,000
United States Technologies, Inc.	Electronics Manufacturing and Repair	Senior Lien Loan 10.5000% Cash, 07/17/2020 (k, n)	5,500,000	5,494,545	5,500,000

Sub Total Non-control/Non-affiliated investments				$195,413,309	$182,085,336

Affiliate investments - 29.65% (c, f, g)
Advantage Insurance, Inc.	Insurance	Preferred Stock (750,000 shares) (a, d, e, n)		7,500,000	8,835,361
Crius Energy Trust	Energy Services	Equity Unit (3,282,982 shares) (e)		25,865,227	14,864,170
JSC Tekers Holdings	Real Estate Management	Common Stock (3,201 shares) (a, d, e, n)		4,500	—
		Preferred Stock (9,159,085 shares) (a, d, e, n)		11,810,188	4,236,000
				11,814,688	4,236,000
MVC Environmental, Inc.	Environmental Services	Senior Secured Loan 9.0000% PIK, 12/22/2020 (a, b, h, k, n)	6,869,353	6,869,353	903,380
		Common Stock (980 shares) (a, d, n)		3,140,375	—
				10,009,728	903,380
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (a, d, e, n)		51,204,270	32,089,000
		Bridge Loan 5.0000% PIK, 12/31/2019 (a, b, e, k, n)	4,703,037	4,703,037	4,703,037
		Senior Subordinated Loan 12.4500% PIK, 05/31/2020 (a, b, e, k, n)	4,813,333	4,813,333	4,813,333
				60,720,640	41,605,370

Sub Total Affiliate investments				$115,910,283	$70,444,281

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments - (Continued)

July 31, 2018

(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value/ Market Value
Control investments - 27.62% (c, f, g)
Equus Total Return, Inc.	Registered Investment Company	Common Stock (4,444,644 shares) (d, k)		$10,030,272	$9,555,985
MVC Automotive Group GmbH	Automotive Dealerships	Common Equity Interest (a, d, e, n)		51,185,015	19,343,000
		Bridge Loan 6.0000% Cash, 06/30/2019 (a, e, k, n)	$7,149,166	7,149,166	7,149,166
				58,334,181	26,492,166
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (a, d, j, k, n)		11,452,452	20,184,340
		General Partnership Interest (a, d, j, k, n)		292,154	506,289
				11,744,606	20,690,629
RuMe Inc.	Consumer Products	Common Stock (5,297,548 shares) (a, d, n)		924,475	71,289
		Series C Preferred Stock (23,896,634 shares) (a, d, n)		3,410,694	3,723,064
		Series B-1 Preferred Stock (4,999,076 shares) (a, d, n)		999,815	1,859,491
		Subordinated Debt 10.0000% PIK, 3/31/2020 (a, b, k, n)	2,973,530	2,973,530	2,973,530
		Warrants (a, d, n)	2	336,393	248,482
				8,644,907	8,875,856

Sub Total Control investments				$88,753,966	$65,614,636

TOTAL PORTFOLIO INVESTMENTS - 133.90% (f)				$400,077,558	$318,144,253

Cash equivalents - 0.37% (f, g)
Fidelity Institutional Government Money Market Fund	Money Market Fund	Beneficial Shares (779,507 shares)		$779,507	$779,507
Morgan Stanley Institutional Liquidity Government Portfolio	Money Market Fund	Beneficial Shares (96,553 shares)		96,553	96,553
Total Cash equivalents				876,060	876,060

TOTAL INVESTMENT ASSETS - 134.31%				$400,953,618	$319,020,313

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

(c) All of the Company’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except MVC Automotive Group GmbH, Security Holdings B.V., Trientis GmbH, JSC Tekers Holdings, Equus Total Return Inc., and MVC Private Equity Fund L.P.

The Company makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d) Non-income producing assets.

(e) The principal operations of these portfolio companies are located in Europe, Canada, and Puerto Rico which represents approximately 27% of the total assets.  The remaining portfolio companies are located in United States which represents approximately 62% of the total assets.

(f) Percentages are based on net assets of $237,605,875 as of July 31, 2018.

(g) See Note 3 for further information regarding “Investment Classification.”

(h) All or a portion of the accrued interest on these securities have been reserved for.

(i) Legacy Investments.

(j) MVC Private Equity Fund, LP is a private equity fund focused on control equity investments in the lower middle market.  The fund currently holds four investments, three located in the United States and one in Gibraltar, the investments are in the energy, services, contract manufacturing, and industrial sectors.  The Company’s proportional share of Plymouth Rock Energy membership interest and loan, the Gibdock Limited equity interest, Advanced Oil Field Services, LLC common stock, preferred stock, and loan and Focus Pointe preferred stock is $7,379,710, $4,208,377, $4,336,391 and $3,394,507, respectively.  The Company’s partnership interests in the MVC Private Equity Fund, LP are not redemmable.

(k) All or a portion of these securities may serve as collateral for the Santander Credit Facility.

(l) U.S. Gas & Electric, Inc. is an indirect subsidiary of Crius Energy Trust.

(m) Cash/PIK toggle at borrower’s option

(n) These securities are valued using unobservable inputs.

(o) Variable rate between 10.5000% and 11.5000% cash.

(p) 12% Cash and 0-4% PIK based on Funded Debt to EBITDA.  4% PIK initially.

(q) 10% Cash and 4% PIK beginning August 1, 2017.

(r) During the nine month period ended July 31, 2018, all assets and liabilities of SGDA Europe were transferred to a new Austrian holding company, Trientis GmbH, to achieve operating efficiencies.

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

July 31, 2018

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

On October 14, 2011, the Company formed a wholly-owned subsidiary, MVC Cayman, an exempted company incorporated in the Cayman Islands, to hold certain of its investments and to make certain future investments.  The results of MVCFS and MVC Cayman are consolidated into the Company’s financial statements and all inter-company accounts have been eliminated in consolidation.  Of the $36.2 million in cash and cash equivalents on the Company’s Consolidated Balance Sheets as of July 31, 2018, approximately $1.1 million was held by MVC Cayman.

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

4. Cash and Cash Equivalents

For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all money market and all highly liquid temporary cash investments purchased with an original maturity of less than three months to be cash equivalents. The Company places its cash and cash equivalents with financial institutions and cash held in bank accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit.  As of July 31, 2018, the Company had approximately $876,000 in cash equivalents, approximately $5.3 million in restricted cash and approximately $21.0 million in cash totaling approximately $27.2 million.  Of the $21.0 million in cash, approximately $1.1 million was held by MVC Cayman.

Restricted Cash and Cash Equivalents

Cash and cash equivalent accounts that are not available to the Company for day—to-day use and are legally restricted are classified as restricted cash.  Restricted cash and cash equivalents are carried at cost, which approximates fair value.  As of October 31, 2017 and July 31, 2018, there was a $300,000 letter of credit for RuMe provided by a third party financial institution that MVC collateralized with cash, that was classified as restricted cash on the Company’s Consolidated Balance Sheets.  Also, as of October 31, 2017 and July 31, 2018, the Company had restricted cash of $5.0 million related to the compensating balance requirement for Credit Facility III (defined below).

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

6. Investment Valuation Policy

Our investments are carried at fair value in accordance with the Accounting Standards Codification, Fair Value Measurement (“ASC 820”). In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of our Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction.  At July 31, 2018, we did not own restricted or unrestricted securities of any publicly traded company in which we have a majority-owned interest, but did own two securities in which we have minority-owned interests.

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

At July 31, 2018 and October 31, 2017, approximately 82.3% and 64.6%, respectively, of total assets represented investments in portfolio companies recorded at fair value (“Fair Value Investments”).

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

Revision of Previously Issued Financial Statements related to Restricted Cash - During the fourth quarter of fiscal 2017, the Company corrected an error in our accounting for compensating balances associated with our revolving borrowing base Credit Facility III (defined below).  The Company concluded the error was deemed immaterial as it did not impact, in any way, the reported net asset value of the Company. The Company determined that the compensating balance arrangement legally restricts the use of cash pledged under such arrangement.  The Company corrected the consolidated balance sheet as of October 31, 2016 and cash flows from financing activities for the year ended October 31, 2016 to account for the adjustment between Cash and Restricted Cash in the amount of $10,000,000. The amount of the compensating balance decreased to $5,000,000 in June 2017 when certain liquidity thresholds were met. The Company concluded that the error is immaterial to the annual consolidated financial statements, which were included in the Annual Report on Form 10-K for the year ended October 31, 2016, and the interim reports on Form 10-Q for the quarters ended January 31, 2017, April 30, 2017, and July 31, 2017. The Company revised the consolidated financial statements as of October 31, 2016 and as of the quarters ended January 31, 2017, April 30, 2017 and July 31, 2017.   The compensating balance amounts were disclosed in the footnotes to the financial statements in all periods referenced above.   There were no borrowings outstanding on Credit Facility III at October 31, 2016 and October 31, 2017.

7. Concentration of Market Risk

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments and escrow receivables (other than cash equivalents), which collectively represented approximately 89.4% and 72.5% of the Company’s total assets at July 31, 2018 and October 31, 2017, respectively. As discussed in Note 8, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the Company’s portfolio investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include foreign investments (which subject the Company to additional risks such as currency, geographic, demographic and operational risks), entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.  Additionally, we are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate.  As of July 31, 2018, the fair value of our largest investment, Crius Energy Trust (“Crius”), including its wholly-owned indirect subsidiary U.S. Gas & Electric, Inc. (“U.S. Gas”), comprised 15.3% of our total assets and 22.9% of our net assets.  The Company’s investments in short-term securities are generally in U.S. government securities, with a maturity of greater than three months but generally less than one year or other high quality and highly liquid investments.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents.

The following table shows the portfolio composition by industry grouping at fair value as a percentage of net assets as of July 31, 2018 and October 31, 2017.

	July 31, 2018	October 31, 2017
Energy Services	22.94%	22.02%
Electrical Engineering	17.51%	12.92%
Manufacturer of Pipe Fittings	12.33%	7.69%
Automotive Dealerships	11.15%	7.96%
Private Equity	8.71%	6.53%
Food Services	6.87%	6.37%
Supply Chain Equipment Manufacturer	6.31%	0.00%
Consumer Products	5.80%	5.13%
Business Services	4.98%	4.14%
Electronics Component Manufacturing	4.20%	3.49%
Regulated Investment Company	4.02%	3.88%
Insurance	3.72%	3.19%
Distributor - Landscaping and Irrigation Equipment	3.56%	2.71%
Specialty Chemicals	3.54%	2.52%
Equipment Rental	3.18%	0.00%
Information Technology Products and Services	2.55%	0.00%
Electronics Manufacturing and Repair	2.31%	1.99%
Government Services	2.13%	1.75%
Technology Investment - Financial Services	1.97%	1.93%
Welding Equipment Manufacturer	1.85%	2.62%
Real Estate Management	1.78%	1.50%
Defense/Aerospace Parts Manufacturing	1.55%	0.00%
Environmental Services	0.94%	2.17%
Software	0.00%	3.28%
Iron Foundries	0.00%	0.88%
	133.90%	104.67%

The following table shows the portfolio composition by geographic region at fair value as a percentage of total assets as of July 31, 2018 and October 31, 2017.

	July 31, 2018	October 31, 2017
Europe	20.63%	17.49%
Southeast	20.40%	15.48%
Northeast	20.26%	14.85%
Midwest	11.43%	7.44%
West	5.80%	5.35%
Canada	4.16%	5.21%
Southwest	3.96%	4.48%
Puerto Rico	2.47%	2.21%
	89.11%	72.51%

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•                     Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date.  We valued two of our investments using Level 1 inputs as of July 31, 2018.

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

The following fair value hierarchy tables set forth our investment related assets and (liabilities) by level as of July 31, 2018 and October 31, 2017 (in thousands):

	July 31, 2018
	Level 1	Level 2	Level 3	Investment measured at NAV	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$170,161	$—	$170,161
Common Stock	24,420	—	5,472	—	29,892
Preferred Stock	—	—	45,252	—	45,252
Warrants	—	—	717	—	717
Common Equity Interest	—	—	51,432	—	51,432
LP Interest of the PE Fund	—	—	—	20,184	20,184
GP Interest of the PE Fund	—	—	—	506	506
Guarantees and letters of credit	—	—	(2,131)	—	(2,131)
Escrow Receivable	—	—	935	—	935
Total	$24,420	$—	$271,838	$20,690	$316,948

	October 31, 2017
	Level 1	Level 2	Level 3	Investment measured at NAV	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$153,271	$—	$153,271
Common Stock	31,869	—	5,937	—	37,806
Preferred Stock	—	—	25,725	—	25,725
Warrants	—	—	1,403	—	1,403
Common Equity Interest	—	—	56,068	—	56,068
LP Interest of the PE Fund	—	—	—	17,805	17,805
GP Interest of the PE Fund	—	—	—	448	448
Guarantees and letters of credit	—	—	(551)	—	(551)
Total	$31,869	$—	$241,853	$18,253	$291,975

A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.  Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur.  During the nine month period ended July 31, 2018 and the year ended October 31, 2017, there were no transfers in or out of Level 1 or 2.

The following tables set forth a summary of changes in the fair value of investment related assets and liabilities measured using Level 3 inputs for the nine month periods ended July 31, 2018, and July 31, 2017 (in thousands):

	Balances, November 1, 2017	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, July 31, 2018	Total Loss for the Period Included in Earnings Attibutable to the Change in Unrealized Appreciation (Depreciation) on Investments held as of July 31, 2018
Senior/Subordinated Loans and credit facilities	$153,271	$(2,999)	$2,999	$(5,133)	$52,728	$(30,705)	$—	$170,161	$(5,133)
Common Stock	5,937	—	—	(465)	—	—	—	5,472	(465)
Preferred Stock	25,725	—	—	941	18,586	—	—	45,252	941
Warrants	1,403	—	—	(1,155)	469	—	—	717	(1,155)
Common Equity Interest	56,068	3,455	(3,756)	2,645	—	(6,980)	—	51,432	2,154
Guarantees and letters of credit	(551)	—	—	(1,457)	(123)	—	—	(2,131)	(1,457)
Escrow Receivable	—	(257)	—	—	1,192	—	—	935	—
Total	$241,853	$199	$(757)	$(4,624)	$72,852	$(37,685)	$—	$271,838	$(5,115)

	Balances, November 1, 2016	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, July 31, 2017	Total Loss for the Period Included in Earnings Attibutable to the Change in Unrealized Appreciation (Depreciation) on Investments held as of July 31, 2017
Senior/Subordinated Loans and credit facilities	$141,893	$(28)	$584	$1,427	$51,939	$(39,288)	$—	$156,527	$1,275
Common Stock	9,524	(1,863)	1,873	(2,935)	59	(633)	—	6,025	(2,881)
Preferred Stock	115,195	114,581	(88,868)	470	—	(115,080)	—	26,298	470
Warrants	1,886	(207)	182	895	—	(352)	—	2,404	957
Common Equity Interest	53,811	—	—	4,331	1,128	(330)	—	58,940	4,331
LLC Interest	3,992	609	(456)	—	—	(4,145)	—	—	—
Guarantees	(291)	—	13	61	—	—	—	(217)	60
Escrow Receivable	9,152	1,262	—	—	—	(10,414)	—	—	—
Total	$335,162	$114,354	$(86,672)	$4,249	$53,126	$(170,242)	$—	$249,977	$4,212

(1)              Included in net realized gain (loss) on investments in the Consolidated Statements of Operations.

(2)              Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities disposed of during the nine month periods ended July 31, 2018 and July 31, 2017, respectively.

(3)              Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities held during the nine month periods ended July 31, 2018 and July 31, 2017, respectively.

(4)              Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for new securities.  For the nine month periods ended July 31, 2018 and July 31, 2017, a total of approximately $2.5 million and $1.7 million, respectively, of PIK interest and dividends and amortization of discounts and fees are included.

(5)              Includes decreases in the cost basis of investments resulting from principal repayments or sales.

In accordance with ASU 2011-04, the following tables summarize information about the Company’s Level 3 fair value measurements as of July 31, 2018 and October 31, 2017 (in thousands):

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range				Weighted
	7/31/2018	Valuation technique	Unobservable input	Low		High		average (a)

Common Stock (c) (d)	$5,472	Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A

		Market Approach	Revenue Multiple	1.7	x	1.7	x	1.7	x
			Forward EBITDA Multiple	7.0	x	7.0	x	7.0	x

		Income Approach	Discount Rate	14.3%		14.3%		14.3%
			Perpetual Growth Rate of Free Cash Flow	2.0%		2.0%		2.0%

Senior/Subordinated loans and credit facilities (b) (d)	$170,161	Market Approach	EBITDA Multiple Forward EBITDA Multiple	8.5 5.5	x x	8.5 7.0	x x	8.5 6.8	x x
			Revenue Multiple	1.7	x	1.7	x	1.7	x

		Income Approach	Required Rate of Return	8.8%		25.6%		12.9%
			Discount Rate	14.3%		16.4%		15.9%
			Perpetual Growth Rate of Free Cash Flow	2.0%		3.0%		2.8%

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A
			Discount on Liquidation of Assets	82.5%		82.5%		82.5%

Common Equity Interest	$51,432	Market Approach	Forward EBITDA Multiple	6.5	x	7.0	x	6.8	x

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A

		Income Approach	Discount Rate	16.4%		16.4%		16.4%
			Perpetual Growth Rate of Free Cash Flow	3.0%		3.0%		3.0%

Preferred Stock (c)	$45,252	Adjusted Net Asset Approach	Discount to Net Asset Value	1.8%		20.0%		7.7%
			Real Estate Appraisals	N/A		N/A		N/A

		Market Approach	Revenue Multiple	1.7	x	1.7	x	1.7	x
			Forward EBITDA Multiple	7.0	x	7.0	x	7.0	x
			% of AUM	0.71%		0.71%		0.71%
			Illiquidity Discount	45.0%		45.0%		45.0%
			Multiple of Book Value	1.0	x	1.0	x	1.0	x
			EBT Multiple	15.5	x	15.5	x	15.5	x

		Income Approach	Discount Rate	14.3%		16.1%		15.1%
			Perpetual Growth Rate of Free Cash Flow	2.0%		2.5%		2.2%
			Required Rate of Return	17.3%		20.3%		18.4%

Warrants	$717	Market Approach	Revenue Multiple	1.7	x	1.7	x	1.7	x
			EBITDA Multiple	7.1	x	7.1	x	7.1	x

		Income Approach	Discount Rate	14.3%		14.3%		14.3%
			Perpetual Growth Rate of Free Cash Flow	2.0%		2.0%		2.0%

Guarantees / Letters of Credit	$(2,131)	Income Approach	Discount Rate	6.5%		20.0%		17.2%

Escrows	$935	Income Approach	Discount Rate	21.4%		21.4%		21.4%

Total	$271,838

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

* The above table excludes certain investments whose fair value is zero due to certain specific situations at the portfolio company level.

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range				Weighted
	10/31/2017	Valuation technique	Unobservable input	Low		High		average (a)

Common Stock (c) (d)	$5,937	Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A

		Market Approach	Revenue Multiple	1.3	x	1.3	x	1.3	x
			Forward EBITDA Multiple	5.8	x	7.0	x	7.0	x

Senior/Subordinated loans and credit facilities (b) (d)	$153,271	Market Approach	EBITDA Multiple Forward EBITDA Multiple	5.5 5.8	x x	8.5 7.0	x x	7.3 6.6	x x
			Revenue Multiple	1.3	x	1.3	x	1.3	x

		Income Approach	Required Rate of Return	8.5%		22.5%		13.3%
			Discount Rate	15.3%		19.1%		17.3%
			Perpetual Growth Rate of Free Cash Flow	3.0%		3.0%		3.0%

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A

Common Equity Interest	$56,068	Market Approach	Revenue Multiple	2.0	x	2.0	x	2.0	x
			Forward EBITDA Multiple	6.0	x	6.0	x	6.0	x
			EBITDA Multiple	5.5	x	7.0	x	6.5	x

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A

		Income Approach	Discount Rate	13.0%		17.6%		13.8%
			Perpetual Growth Rate of Free Cash Flow	3.0%		3.0%		3.0%

Preferred Stock (c)	$25,725	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		0.0%		0.0%
			Real Estate Appraisals	N/A		N/A		N/A

		Market Approach	Revenue Multiple	1.3	x	1.3	x	1.3	x
			% of AUM	0.73%		0.73%		0.73%
			Illiquidity Discount	30.0%		30.0%		30.0%
			Multiple of Book Value	1.0	x	1.0	x	1.0	x
			EBT Multiple	14.0	x	14.0	x	14.0	x
			Discount to Letter of Intent	0.0%		0.0%		0.0%

		Income Approach	Discount Rate	15.7%		15.7%		15.7%
			Perpetual Growth Rate of Free Cash Flow	2.5%		2.5%		2.5%

Warrants	$1,403	Market Approach	Revenue Multiple	1.3	x	1.3	x	1.3	x

Guarantees / Letters of Credit	$(551)	Income Approach	Discount Rate	19.1%		20.0%		20.0%

Total	$241,853

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

For the Nine Month Period Ended July 31, 2018

During the nine month period ended July 31, 2018, the Company made four new investments, committing capital that totaled approximately $32.2 million.  Pursuant to an exemptive order received by the Company from the SEC (the “Order”), that allows the Company to co-invest, subject to certain conditions, with certain affiliated private funds as described in the Order, each of the Company and TTGA C-I MMF LP (the “Private Fund”) co-invested in Essner Manufacturing (“Essner”) ($3.7 million investment for the Company), Black Diamond Equipment Rental (“Black Diamond”) ($7.5 million investment for the Company), Apex Industrial Technologies, LLC (“Apex”) ($15.0 million investment for the Company) and Array Information Technology, Inc. (“Array”) ($6.0 million investment for the Company).

During the nine month period ended July 31, 2018, the Company made follow-on investments in 8 portfolio companies that totaled approximately $19.1 million.  On November 8, 2017, the Company loaned an additional $1.5 million to U.S. Spray Drying Holding Company (“SCSD”) in the form of a senior secured loan.  The loan has an interest rate of 12% and a maturity date of November 7, 2020.  On December 21, 2017, the Company loaned approximately $526,000 to Initials, Inc. (“Initials”) increasing the senior subordinated loan amount to approximately $5.3 million.  On December 22, 2017, the Company loaned $1.4 million to Turf Products, LLC (“Turf”) in the form of a third lien loan.  The loan has an interest rate of 10% and a maturity date of August 7, 2020.  On February 28, 2018, the Company committed $6.0 million to Custom Alloy Corporation (“Custom Alloy”) in the form of a first lien loan with an interest rate of 10% and a maturity date of August 31, 2018.  The funded amount as of July 31, 2018, net of repayments, was approximately $4.1 million with no additional borrowings available on the commitment.  On March 19, 2018, the Company invested approximately $68,000 in Trientis GmbH. (“Trientis”) for a warrant.  Also, during the nine month period ended July 31, 2018, the assets and liabilities of SGDA Europe B.V. (“SGDA Europe”) were transferred to a new holding company, Trientis to achieve operating efficiencies.  On March 22, 2018, the Company loaned approximately $2.3 million to MVC Automotive Group GmbH (“MVC Automotive”) increasing the bridge loan amount to approximately $7.1 million and extending the maturity date to June 30, 2019. On April 10, 2018, the Company loaned approximately $308,000 to Security Holdings B.V. (“Security Holdings”), increasing the bridge loan amount to approximately $4.7 million. On May 30, 2018, the Company loaned an additional $4.8 million to Security Holdings in the form of a senior subordinated loan and provided a 3.3 million Euro letter of credit.  The loan has an annual interest rate of 12.45% and a maturity date of May 31, 2020.  During the nine month period ended July 31, 2018, the Company loaned approximately $1.9 million to RuMe, Inc. (“RuMe”), increasing the subordinated loan amount to approximately $3.0 million and extended the maturity date to March 31, 2020.  The interest rate on the loan was changed from 10% cash to 10% PIK.

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

On November 29, 2017, the Company received a principal payment of $3.0 million from Dukane IAS, LLC (“Dukane”) resulting in an outstanding balance of approximately $4.4 million as of April 30, 2018.

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

On February 9, 2018, FDS, Inc. (“FDS”) repaid its loan in full, including all accrued interest.

On April 4, 2018, Vestal repaid its loan in full, including all accrued interest.

On April 11, 2018, Morey’s Seafood international, LLC (“Morey’s”) made a principal payment of $2.0 million on its second lien loan.

On July 31, 2018, the Company sold its interest in Centile Holdings B.V. (“Centile”) receiving cash proceeds of approximately $5.8 million at closing.  An additional $1.2 million of proceeds are held in escrow for 15 months from the closing.  Assuming the full receipt of all escrow proceeds, the sale of Centile will result in a realized gain of approximately $3.5 million

During the nine month period ended July 31, 2018 Turf made principal payments of $140,000 on its third lien loan.

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

During the quarter ended April 30, 2018, the Valuation Committee increased the fair value of the Company’s investments in: Advantage preferred stock by approximately $82,000, Centile equity interest by $196,000, Custom Alloy second lien loan, series A preferred stock, series B preferred stock, series C preferred stock and letters of credit by a total of approximately $3.0 million, Dukane loan by approximately $300, Legal Solutions loan by approximately $900, MVC Automotive equity interest by approximately $934,000, RuMe guarantee by approximately $28,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $167,000 and U.S. Gas loan by approximately $909,000.  In addition, increases in the cost basis of the loans to Trientis, HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Initials and Security Holdings were due to the capitalization of PIK interest totaling $635,592.  The Valuation Committee also decreased the fair value of the Company’s investments in: Foliofn preferred stock by $66,000, HTI loan by approximately $49,000, Initials loan by approximately $82,000, JSC Tekers Holdings preferred stock by approximately $176,000, MVC Environmental loan and letter of credit by a total of approximately $267,000, RuMe series B-1 preferred stock, series C preferred stock, common stock, letters of credit and warrants by a total of approximately $1.8 million, Security Holdings equity interest by approximately $2.3 million and Turf loans by approximately $288,000.

During the quarter ended July 31, 2018, the Valuation Committee increased the fair value of the Company’s investments in: Custom Alloy second lien loan, series A preferred stock, series B preferred stock, series C preferred stock and letters of credit by a total of approximately $36,000, Dukane loan by approximately $300, HTI loan by approximately $242,000, Legal Solutions loan by approximately $800, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.9 million, Security Holdings equity interest and letter of credit by a total of approximately $1.6 million and Turf loans by approximately $53,000. In addition, increases in the cost basis of the loans to Trientis, HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Initials, Array and Security Holdings were due to the capitalization of PIK interest totaling $893,912.  The Valuation Committee also decreased the fair value of the Company’s investments in: Foliofn preferred stock by $115,000, Initials loan by approximately $186,000, JSC Tekers Holdings preferred stock by $154,000, MVC Automotive equity interest by $819,000, MVC Environmental loan and letter of credit by a total of approximately $4.7 million, RuMe series B-1 preferred stock, series C preferred stock, common stock, letters of credit and warrants by a total of approximately $114,000, U.S. Gas loan by approximately $109,000, United States Technologies, Inc. (“U.S. Tech”) loan by $55,000 and the Centile escrow by approximately $257,000 that was recorded as a realized loss.

During the nine month period ended July 31, 2018, the Valuation Committee increased the fair value of the Company’s investments in: Centile equity interest by $491,000, Custom Alloy second lien loan, series A preferred stock, series B preferred stock and series C preferred stock by a total of approximately $3.6 million, Highpoint loan by approximately $99,000, HTI loan by approximately $63,000, JSC Tekers Holdings preferred stock by approximately $40,000, Legal Solutions loan by approximately $2,700, MVC Automotive equity interest by approximately $1.9 million, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $2.4 million and Security Holdings equity interest and letter of credit by a total of $62,000.  In addition, increases in the cost basis of the loans to HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Initials, Array, Trientis and Security Holdings were due to the capitalization of PIK interest totaling $2,244,828.  The Valuation Committee also decreased the fair value of the Company’s investments in: Advantage preferred stock by approximately $61,000, Dukane loan by approximately $29,000, Foliofn preferred stock by $724,000, Initials loan by approximately $222,000, MVC Environmental loan and letter of credit by a total of approximately $5.4 million, RuMe series B-1 preferred stock, series C preferred stock, common stock, letters of credit and warrants by a total of approximately $3.0 million, Turf loans by approximately $371,000, U.S. Gas loan by approximately $874,000, SCSD common stock by approximately $134,000, U.S. Tech loan by $55,000 and Centile escrow by approximately $257,000 that was recorded as a realized loss.

At July 31, 2018, the fair value of all portfolio investments, exclusive of escrow receivables, was $318.1 million with a cost basis of $400.1 million.  At July 31, 2018, the fair value and cost basis of investments made by the Company’s former management team pursuant to the prior investment objective (“Legacy Investments”) was $4.7 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $313.4 million and $385.1 million, respectively.  At October 31, 2017, the fair value of all portfolio investments was $292.5 million with a cost basis of $363.2 million.  At October 31, 2017, the fair value and cost basis of Legacy Investments was $5.4 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $287.1 million and $348.2 million, respectively.

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

On May 30, 2017, U.S. Gas entered into a definitive agreement to be acquired by Crius for $172.5 million in a combination of cash, second-lien notes, and Crius trust units.

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

On July 5, 2017, the Company received gross consideration for its investment in U.S. Gas valued at approximately $127.4 million, including approximately $11.0 million for the repayment of its two outstanding loans from the Company. The fair value of the consideration received by the Company for its equity investment in U.S. Gas was $116.4 million. As a result of the consideration received, the Company realized a gain of approximately $115.9 million. The $116.4 million was comprised of: (i) cash of approximately $50.0 million; (ii) 9.5% second-lien callable notes due in July 2025 with a face amount of approximately $40.5 million (before certain post-closing and indemnification adjustments, if any) (the “U.S. Gas second lien loan”); and (iii) 3,282,982 Crius trust units valued at approximately $25.9 million on the date of closing. In addition to the approximately $116.4 million proceeds that the Company received from the sale of U.S. Gas to Crius (pre-indemnification and pre- working capital true-up), the Company also received $1.48 million in cash to hold in its capacity as Holder Representative (of the U.S. Gas selling shareholders). This $1.48 million cash received by the Company will be used to pay, over time, for legal costs, potential settlements, true-up payments, etc. on behalf of the U.S. Gas selling shareholders.    Since the Company expects the $1.48 million to be fully used for legal costs, settlements and true-up payments, on behalf of the U.S. Gas selling shareholders, the Company has reserved in full against all such proceeds.  If there are any excess proceeds, once all costs and payments associated with the transaction have been made, the excess proceeds will be split amongst the non-legacy U.S. Gas selling shareholders on a pro-rata basis.

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

9. Commitments and Contingencies

Commitments to Portfolio Companies:

At July 31, 2018 and October 31, 2017, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at July 31, 2018
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Custom Alloy	$6.0 million	$4.1 million
Total	$26.1 million	$18.7 million

Portfolio Company	Amount Committed	Amount Funded at October 31, 2017
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Guarantees:

At July 31, 2018 and October 31, 2017, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at July 31, 2018
MVC Automotive	$6.4 million	—
RuMe	$1.0 million	—
Total	$7.4 million	—

Guarantee	Amount Committed	Amount Funded at October 31, 2017
MVC Automotive	$6.0 million	—
RuMe	$1.0 million	—
Total	$7.0 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At July 31, 2018, the Valuation Committee estimated the combined fair values of the guarantee obligations noted above to be approximately -$127,000 or a liability of approximately $127,000.

These guarantees are further described below, together with the Company’s other commitments.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  Over time, Erste Bank, the bank extending the mortgage to MVC Automotive, increased the amount of the mortgage. The balance of the guarantee as of July 31, 2018 is approximately 5.4 million Euro (equivalent to approximately $6.4 million).

The Company agreed to cash collateralize a $300,000 third party letter of credit for RuMe, which is still a commitment of the Company as of July 31, 2018.  The Company also guaranteed $1.0 million of RuMe’s indebtedness to Colorado Business Bank, which had a fair value of approximately -$127,000 or a liability of $127,000 as of July 31, 2018.  On September 22, 2017, the Company provided RuMe an additional $2.0 million letter of credit, which was reduced to $1.5 million on February 1, 2018 and then increased to $2.0 million on May 7, 2018.  The letter of credit had a fair value of approximately -$322,000 or a liability of $322,000 as of July 31, 2018.  The $2.0 million letter of credit is collateralized by the Company’s Credit Facility III (defined below).

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  The investment period related to the PE Fund has ended.  Additional capital may be called for follow-on investments in existing portfolio companies of the PE Fund or to pay operating expenses of the PE Fund until the partnership is terminated.  During the fiscal year ended October 31, 2017, the Company received proceeds of approximately $12.6 million from the PE Fund related to the sale of AccuMed Corp., a portfolio company of the PE Fund.  The Company’s pro-rata share of the PE Fund’s investment in AccuMed Corp. totaled approximately $2.4 million, resulting in a realized gain of approximately $10.2 million, including escrow distributions.  As of July 31, 2018, $14.6 million of the Company’s commitment has been contributed.

During the fiscal year ended October 31, 2016, the Company agreed to cash collateralize a $500,000 working capital line of credit for an entity partially owned by MVC Environmental provided by Branch Banking and Trust Company (“BB&T”).  During the fiscal year ended October 31, 2017, the cash collateral securing the MVC Environmental working capital line of credit was released and a new credit facility was entered into secured by a $1.0 million letter of credit.  On February 16, 2018, the letter of credit was increased to $3.0 million.  The $3.0 million letter of credit is collateralized by the Company’s Credit Facility III (defined below) and had a fair value of approximately -$1.4 million or a liability of $1.4 million as of July 31, 2018.

On February 28, 2018, the Company committed $6.0 million to Custom Alloy in the form of a first lien loan with an interest rate of 10% and a maturity date of August 31, 2018.  The funded amount as of

July 31, 2018, net of repayments, was approximately $4.1 million with no additional borrowings available under the commitment.

During the nine month period ended July 31, 2018, the Company provided Custom Alloy a $2.0 million and a $1.4 million letter of credit as part of a restructuring.  The $2.0 million letter of credit had a fair value of approximately -$60,000 or a liability of $60,000 as of July 31, 2018 and the $1.4 million letter of credit had a fair value of approximately -$32,000 or a liability of $32,000 as of July 31, 2018.  Both letters of credit are collateralized by the Company’s Credit Facility III (defined below).

During the nine month period ended July 31, 2018, the Company provided Security Holdings a 3.3 million Euro letter of credit.  The letter of credit had a fair value of approximately -$144,000 or a liability of $144,000.

As of July 31, 2018, the total fair value associated with potential obligations related to guarantees and letters of credit was approximately -$2.1 million or a liability of $2.1 million.

Commitments of the Company

On February 19, 2013, the Company sold $70.0 million of senior unsecured notes (the “Senior Notes”) in a public offering.  The Senior Notes will mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Senior Notes had an interest rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year, beginning April 15, 2013.  The Company had also granted the underwriters a 30-day option to purchase up to an additional $10.5 million of Senior Notes to cover overallotments.  The additional $10.5 million in principal was purchased and the total principal amount of the Senior Notes totaled $80.5 million.  The net proceeds to the Company from the sale of the Senior Notes, after offering expenses, were approximately $77.4 million.  The offering expenses incurred were amortized over the term of the Senior Notes.

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

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with BB&T. On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  On December 1, 2015, Credit Facility II was renewed and expired on May 31, 2016, at which time all outstanding amounts under it were due and repaid.  On June 30, 2016, Credit Facility II was renewed and reduced to a $50 million revolving credit facility, which expired on February 28, 2017, as of which time all outstanding amounts under it were due and repaid.  On February 28, 2017, Credit Facility II was renewed and increased to a $100 million revolving credit facility and expired on

August 31, 2017.  On August 31, 2017, Credit Facility II was renewed and decreased to a $25 million revolving credit facility, which expires on August 31, 2018.  There was no change to the interest rate or unused fee on the revolving credit facility. The Company incurred closing costs associated with this transaction of $62,500.  At October 31, 2017 and July 31, 2018, there was no balance outstanding on Credit Facility II, respectively.  Credit Facility II is used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 125 basis points.  In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid closing fees, legal and other costs associated with these transactions.  These costs will be amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.  As of July 31, 2018, the Company was in compliance with all covenants related to Credit Facility II.  See “Subsequent Events” for more information.

On December 9, 2015, the Company entered into a three-year, $50 million revolving borrowing base credit facility (“Credit Facility III”) with Santander Bank N.A. as a lender and lead agent and Wintrust Bank as a lender and syndication agent.  Credit Facility III can, under certain conditions, be increased up to $85 million.  The new facility bears an interest rate of LIBOR plus 3.75% or the prime rate plus 1% (at the Company’s option), and includes a 1% closing fee of the commitment amount and a 0.75% unused fee.  The compensating balance for the revolving credit facility is $5.0 million, which is reflected as restricted cash on the Company’s Consolidated Balance Sheets.  On February 26, 2018, in connection with the U.S. Gas Sale, Credit Facility III was amended, effective as of July 5, 2017, to exclude from pledged collateral the U.S. Gas second lien loan.  On May 7, 2018, the terms of Credit Facility III were amended to, among other things: (i) increase the limit for unsecured indebtedness and certain unsecured guaranty obligations of portfolio companies of the Company to $10,000,000 and (ii) increase the limit on permitted investments of the Company with respect to certain debt, equity and follow-on investments to $28,500,000.  All other material terms of Credit Facility III remain unchanged.  As of October 31, 2017 and July 31, 2018, there was no outstanding balance on Credit Facility III and the Company was in compliance with all covenants related to Credit Facility III.

On November 15, 2017, the Company completed a public offering of $100,000,000 aggregate principal amount of its 6.25% senior notes due November 30, 2022 (“Senior Notes II”). In addition, on November 20, 2017, the underwriters exercised an over-allotment option to purchase an additional $15 million in aggregate principal amount of Senior Notes II (together with the offering on November 15, the “Offering”).  The Senior Notes II have an interest rate of 6.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  After deducting underwriting fees and discounts and expenses, the Offering resulted in net proceeds to the Company of approximately $111.4 million.  The Offering expenses incurred are amortized over the term of the Senior Notes II.  Proceeds from the offering were used to repay the Senior Notes in full, including all accrued interest.  As of July 31, 2018, the Senior Notes II had a total outstanding amount of $115.0 million, net of deferred financing fees the balance was approximately $111.8 million, with a market value of approximately $118.5 million.

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

On various dates, TTG Advisers and the Company entered into annual agreements to extend the expense cap of 3.5% to the 2011, 2012, 2013 and 2014 fiscal years (“Expense Limitation Agreement”).  The Company and the Adviser agreed to continue the expense cap into fiscal year 2015 and fiscal year 2016, though they lowered the expense cap to 3.25% and modified the methodology so that the cap is applied to limit the Company’s ratio of expenses to total assets less cash (the “Modified Methodology”), consistent with the asset level used to calculate the base management fee. (The expenses covered by the cap remain unchanged.)  On October 28, 2016, the Board of Directors, including all of the Independent Directors, approved the renewal of the Advisory Agreement for the 2017 fiscal year. Further, the Adviser agreed to continue to waive a portion of the base management fee so that it is reduced to 1.50% for fiscal year 2017. In March 2016, the Adviser agreed to modify its prior agreement to waive, effective November 1, 2015, the first $1.0 million of capital gains incentive fee due under the Advisory Agreement, such that the $1.0 million waiver of incentive fee would be applied to any incentive fee due under the agreement, whether it is a capital gains incentive fee or net operating income incentive fee.  Furthermore, the Company and the Adviser, similar to fiscal year 2016, agreed on an expense cap for fiscal year 2017 of 3.25% under the Modified Methodology.  For fiscal year 2018, the Adviser has agreed to continue the 3.25% expense cap under the Modified Methodology. The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2010 through 2017, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement for its allocable portion of the compensation payable to certain officers of the Company, which may not exceed $200,000 per year in the aggregate (the “Voluntary Waiver”).  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  As of July 31, 2018, the Company did not have an investment in an exchange traded fund.    In addition, the Adviser has agreed, effective November 1, 2017, to a revised management fee structure that ties management fees to the NAV discount1 as follows: (A) If the Company’s NAV discount is greater than 20%, the management fee for the current quarter is reduced to 1.25%; (B) If the NAV discount is between 10% and 20%, the management fee will be 1.50%; and (C) If the NAV discount is less than 10% or eliminated, the 1.50% management fee would be re-examined, but in no event would it exceed 1.75%.  For the quarter ended July 31, 2018, the management fee was 1.25%.

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

In accordance with GAAP, the Company had cumulatively accrued a capital gains incentive compensation provision of $0 as of July 31, 2018. Capital gains incentive fee payments are made on an annual basis.  GAAP requires that the capital gains incentive compensation provision consider the cumulative aggregate unrealized appreciation in the calculation, as capital gains incentive fee would be payable if such unrealized appreciation were realized, even though such unrealized appreciation is not permitted to be considered in calculating the incentive fee actually payable under the Advisory Agreement. This GAAP provision is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive compensation provision equal to 20% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. The resulting incentive compensation provision for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no provision recorded. There can be no assurance that such unrealized appreciation will be realized in the future.

At October 31, 2017, the provision for estimated incentive compensation was approximately $2.1 million.  During the nine month period ended July 31, 2018, this provision for incentive compensation was decreased by a net amount of approximately $2.1 million to $0, including both the pre-incentive fee net operating income and the capital gain incentive fee.  The net decrease in the provision for incentive compensation reflects the realized loss of approximately $3.0 million on the U.S. Gas loan, the realized gain of approximately $3.5 million on the Centile equity and the Valuation Committee’s determination to decrease the fair values of twelve of the Company’s portfolio investments (Advantage, Dukane, Equus, Initials, MVC Environmental, RuMe, Turf, U.S. Gas, SCSD, U.S. Tech, Centile escrow and Crius) by a total of approximately $17.9 million.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of eight of the Company’s portfolio investments (Centile, Custom Alloy, Highpoint, HTI, JSC Tekers, Legal Solutions, MVC Automotive and Security Holdings) by a total of approximately $6.3 million. Also, for the quarter ended July 31, 2018, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income for the quarter did not exceed the hurdle rate.

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

12. Tax Matters

On October 31, 2017, the Company had a net capital loss carryforward of approximately $1.0 million. The Company had approximately $81.9 million in unrealized losses as of July 31, 2018.

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the nine month period ended July 31, 2018, the Company recorded approximately $785,000 of additional interest expense associated with the deferred tax liability resulting from the installment sale treatment applied to the realized gain associated with the U.S. Gas note.   The interest expense is required to be paid under Internal Revenue Service (“IRS”) Code section 453A.   The $785,000 is comprised of the calculated interest expense for FY 2017 as well as an estimate for the nine month period ended July 31, 2018.   The Company has discussed with the IRS whether the IRS would be willing to issue a ruling to the Company that the Company is not liable for this interest expense given its “pass-through” status as a Regulated Investment Company.  The Company has not yet received a response from the IRS, but has determined to record the associated interest expense during the period.  The amount of estimated interest expense associated with the fourth fiscal quarter is approximately $85,000.  Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS.  The fiscal years 2013 through 2017 for the Company and MVCFS remain subject to examination by the IRS.

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

For the Quarter Ended July 31, 2018

On July 16, 2018, the Company’s Board of Directors declared a dividend of $0.15 per share.  The dividend was paid on July 31, 2018 to shareholders of record on July 26, 2018 and totaled approximately $2.8 million.

During the quarter ended July 31, 2018, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 9,024 shares of our common stock at an average price of $9.52, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

SHARE REPURCHASE PROGRAM

On April 3, 2013, the Company’s Board of Directors authorized an expanded share repurchase program to opportunistically buy back shares in the market in an effort to narrow the market discount of its shares.  The previously authorized $5 million limit has been eliminated.  Under the repurchase program, shares may be repurchased from time to time at prevailing market prices. The repurchase program does not obligate the Company to acquire any specific number of shares and may be discontinued at any time.  The following table represents purchases made under our stock repurchase program for the fiscal years ended October 31, 2013 through fiscal year ended October 31, 2016.  There were no repurchases made during the fiscal year ended October 31, 2017 and the nine month period ended July 31, 2018.

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

The following table presents book basis segment data for the nine month period ended July 31, 2018:

	MVC	MVCFS	Consolidated

Interest and dividend income	$15,854,388	$2,250	$15,856,638
Fee income	180,523	67,341	247,864
Fee income - asset management	—	813,998	813,998

Total operating income	16,034,911	883,589	16,918,500

Total operating expenses	15,427,855	1,020,584	16,448,439
Less: Waivers by Adviser	(1,445,462)	(138,437)	(1,583,899)
Total net operating expenses	13,982,393	882,147	14,864,540

Net operating income before taxes	2,052,518	1,442	2,053,960

Tax expense	—	1,442	1,442
Net operating income	2,052,518	—	2,052,518

Net realized gain on investments	201,090	—	201,090
Net unrealized (depreciation) appreciation on investments	(10,625,560)	58,499	(10,567,061)

Net (decrease) increase in net assets resulting from operations	$(8,371,952)	$58,499	$(8,313,453)

15. Significant Subsidiaries

We have determined that for the nine month period ended July 31, 2018, MVC Automotive and RuMe, unconsolidated portfolio companies, have met the conditions of a significant subsidiary.  For the nine month period ended July 31, 2017, there were no portfolio companies that met the condition of a significant subsidiary.  The financial information presented below includes summarized balance sheets as of June 30, 2018 (the last fiscal quarter-end of these companies prior to July 31, 2018) and June 30, 2017 and   summarized income statements for the periods October 1, 2017 to June 30, 2018 and October 1, 2016 to June 30, 2017.  The financial information below is based on unaudited financial statements and has been prepared and furnished by each portfolio company or derived from publicly available filings which, in any case, were not prepared by the Company.

Balance Sheet	MVC Automotive	RuMe	MVC Automotive	RuMe
All numbers in thousands	As of June 30, 2018	As of June 30, 2018	As of June 30, 2017	As of June 30, 2017

Assets:
Total current assets	$69,394	$1,856	$47,707	$2,717
Tota non-current assets	23,045	448	24,177	632
Total Assets	$92,439	$2,304	$71,884	$3,349

Liabilities and Sharholders Equity:
Current Liabilities	$74,105	$2,747	$54,294	$5,659
Long-term liablities	15,686	6,291	15,848	1,621
Shareholders Equity	2,648	(6,734)	1,742	(3,931)
Total Liablities and Shareholders Equity	$92,439	$2,304	$71,884	$3,349

	MVC Automotive	RuMe	MVC Automotive	RuMe
	For the Period from	For the Period from	For the Period from	For the Period from
Income Statement	October 1, 2017 to	October 1, 2017 to	October 1, 2016 to	October 1, 2016 to
All numbers in thousands	June 30, 2018	June 30, 2018	June 30, 2017	June 30, 2017

Net Sales & Revenue	$147,129	$7,258	$126,594	$10,407
Cost of Sales	133,151	4,707	115,946	5,777
Gross Margin	13,978	2,551	10,648	4,630
Operating Expenses	11,924	3,895	11,112	4,939
Operating Income	2,054	(1,344)	(464)	(309)
Income Tax (Benefit)	113	0	181	0
Interest Expense	1,226	251	1,014	502
Other Expenses (Income), Net	3	(24)	(494)	(33)
Net Income (Loss)	$712	$(1,571)	$(1,165)	$(778)

16. Subsequent Events

Since July 31, 2018, the Company has loaned an additional $620,000 to RuMe.

On August 10, 2018, Credit Facility II was renewed to August 30, 2019.  The Company incurred closing costs associated with this transaction of $50,000.

On August 24, 2018, pursuant to the Order, each of the Company and the Private Fund co-invested in second lien notes and common stock issued by Tuf-Tug, Inc.  The Company and the Private Fund invested approximately $4.9 million and approximately $1.6 million, respectively, in such notes, with an interest rate of 13% and a maturity date of February 24, 2024, and $750,000 and $250,000, respectively, in shares of common stock. In accordance with the conditions of the Order, the Board, including a majority of the Independent Directors, approved, in advance, the Company’s investment in the loan.

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

Selected Consolidated Financial Data

	For the Nine Month Period Ended July 31, 2018	For the Nine Month Period Ended July 31, 2017	Year Ended
	(Unaudited)	(Unaudited)	October 31, 2017
	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$15,856	$12,213	$17,273
Fee income	248	1,548	1,683
Fee income - asset management	814	853	1,138
Other Income	—	—	10

Total operating income	16,918	14,614	20,104

Expenses:
Management fee	4,394	4,903	6,238
Portfolio fees - asset management	407	461	609
Management fee - asset management	203	178	245
Administrative	3,221	3,450	4,433
Interest and other borrowing costs	8,501	7,793	10,288
Loss on extinguishment of debt	1,783	—	—
Net Incentive compensation (Note 11)	(2,061)	6,822	5,598

Total operating expenses	16,448	23,607	27,411

Expense waiver by Advisor	(113)	(113)	(150)
Voluntary management fee waiver by Advisor	(1,471)	(1,225)	(1,560)
Voluntary incentive fee waiver by Advisor	—	—	—
Total waiver by adviser	(1,584)	(1,338)	(1,710)

Total net operating expenses	14,864	22,269	25,701

Net operating gain (loss) before taxes	2,054	(7,655)	(5,597)

Tax expense, net	1	1	2

Net operating gain (loss)	2,053	(7,656)	(5,599)

Net realized and unrealized (loss) gain:
Net realized gain on investments	201	125,143	89,896
Net unrealized depreciation on investments	(10,567)	(86,135)	(56,973)

Net realized and unrealized (loss) gain on investments	(10,366)	39,008	32,923

Net (decrease) increase in net assets resulting from operations	$(8,313)	$31,352	$27,324

Per Share:
Net (decrease) increase in net assets per share resulting from operations	$(0.45)	$1.39	$1.22
Dividends per share	$0.450	$0.405	$0.555
Balance Sheet Data:
Portfolio at value	$318,144	$303,036	$292,525
Portfolio at cost	400,078	403,225	363,218
Total assets	357,021	426,737	403,409
Shareholders’ equity	237,606	301,774	279,489
Shareholders’ equity per share (net asset value)	$12.62	$13.38	$13.24
Common shares outstanding at period end	18,821	22,556	21,114
Other Data:
Number of Investments funded in period	14	7	7
Investments funded ($) in period	$50,867	$7,396	$12,650
Repayment/sales in period	18,966	105,149	116,012
Net investment activity in period	31,901	(97,753)	(103,362)

	2018			2017				2016
	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):

Total operating income	6,211	5,500	5,207	5,490	7,305	3,929	3,380	5,417	8,005	15,855	8,090

Management fee	1,487	1,496	1,411	1,335	1,393	1,696	1,814	1,721	1,932	1,958	1,979
Portfolio fees - asset management	112	148	147	148	146	138	177	183	185	186	187
Management fee - asset management	70	66	67	67	67	49	62	72	60	86	101
Administrative	1,070	856	1,295	983	804	1,172	1,474	802	1,319	1,174	958
Interest, fees and other borrowing costs	2,403	2,981	3,117	2,495	2,649	2,606	2,538	2,598	2,488	2,497	2,629
Loss on extinguishment of debt	—	—	1,783	—	—	—	—	—	—	—	—
Net Incentive compensation	(1,316)	(1,012)	267	(1,224)	5,077	985	760	577	(1,512)	1,135	(2,230)
Total waiver by adviser	(595)	(599)	(390)	(372)	(386)	(461)	(491)	(467)	(521)	(1,527)	(532)
Tax expense	—	1	—	1	—	—	1	1	—	1	—
Net operating income (loss) before net realized and unrealized gains	2,980	1,563	(2,490)	2,057	(2,445)	(2,256)	(2,955)	(70)	4,054	10,345	4,998
Net (decrease) increase in net assets resulting from operations	(5,870)	(3,393)	950	(4,028)	23,906	3,069	4,377	5,279	(3,536)	6,046	(4,991)
Net (decrease) increase in net assets resulting from operations per share	(0.32)	(0.18)	0.05	(0.17)	1.06	0.14	0.19	0.23	(0.16)	0.26	(0.21)
Net asset value per share	12.62	13.09	13.42	13.24	13.38	12.45	12.45	12.39	12.27	12.56	12.43

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

The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. During the fiscal year ended October 31, 2017, the Company made one new investment and follow-on investments in 4 existing portfolio companies totaling approximately $12.5 million.  During the nine month period ended July 31, 2018, the Company made 4 new investments and follow-on investments in 8 existing portfolio companies totaling approximately $51.3 million.

The Company’s prior investment objective was to achieve long-term capital appreciation from venture capital investments in information technology companies. Accordingly, the Company’s investments had focused on investments in equity and debt securities of information technology companies. As of July 31, 2018, approximately 1.3% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

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

OPERATING INCOME

For the Nine Month Period Ended July 31, 2018 and 2017. Total operating income was $16.9 million and $14.6 million for the nine month period ended July 31, 2018 and 2017, respectively, an increase of approximately $2.3 million.

For the Nine Month Period Ended July 31, 2018

Total operating income was $16.9 million for the nine month period ended July 31, 2018. The increase in operating income over the same period last year was primarily due to the increase in dividend income and the increase in interest earned on loans from the Company’s portfolio companies, continuing the transition to the Yield-Focused Strategy.  The Company earned approximately $14.3 million in interest income from investments in portfolio companies.  Of the $14.3 million recorded in interest income, approximately $2.6 million was “payment in kind” interest.  The “payment in kind” is computed at the contractual rate specified in each investment agreement and may be added to the principal balance of each investment. The Company’s debt investments yielded annualized rates from 5.0% to 16.0%.  The Company also received fee income from asset management of the PE Fund and its portfolio companies totaling approximately $814,000 and fee income from the Company’s portfolio companies of approximately $248,000, totaling approximately $1.1 million in fee income.  Of the $814,000 of fee income from asset management activities, 75% of the income is obligated to be paid to TTG Advisers.  However, under the PE Fund’s agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

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

OPERATING EXPENSES

For the Nine Month Period Ended July 31, 2018 and 2017.  Operating expenses, net of Voluntary Waivers, were approximately $14.9 million and $22.3 million for the nine month period ended July 31, 2018 and 2017, respectively, a decrease of approximately $7.4 million.

For the Nine Month Period Ended July 31, 2018

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $14.9 million or 7.83% of the Company’s average net assets, when annualized, for the nine month period ended July 31, 2018.  Significant components of operating expenses for the nine month period ended July 31, 2018 were interest and other borrowing costs of approximately $8.5 million and management fee expense paid by the Company of approximately $2.9 million, which is net of the voluntary management fee waiver of approximately $1.5 million.

The approximately $7.4 million decrease in the Company’s net operating expenses for the nine month period ended July 31, 2018 compared to the same period in 2017, was primarily due to the approximately $8.9 million decrease in the provision for incentive compensation expense and an approximately $754,000 decrease in management fee expense paid by the Company, including the voluntary management fee waiver.  These decreases were partially offset by increases in interest and other borrowing costs of approximately $709,000 and approximately $1.8 million in unamortized deferred financing fees for the Senior Notes that were expensed at the time they were repaid.  The Company incurred approximately $800,000 of additional interest expense for a brief period during the nine month period ended July 31, 2018, when both the Senior Notes and Senior Notes II were outstanding at the same time.  Also during the period, the Company recorded approximately $785,000 of additional interest expense associated with the deferred tax liability resulting from the installment sale treatment applied to the realized gain associated with the U.S. Gas note.   The interest expense is required to be paid under IRS Code section 453A.   The $785,000 is comprised of the calculated interest expense for FY 2017 as well as an estimate for the nine month period ended July 31, 2018.   The Company has discussed with the IRS whether the IRS would be willing to issue a ruling to the Company that the Company is not liable for this interest expense given its “pass-through” status as a Regulated Investment Company.  The Company has not yet received a response from the IRS, but has determined to record the associated interest expense during the period.  The amount of estimated interest expense associated with the fourth fiscal quarter is approximately $85,000.   The estimate is subject to change based on the various inputs used in the calculation which can change based on market conditions. The portfolio fees - asset management are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  On October 31, 2017, the Board approved the renewal of the Advisory Agreement for the 2018 fiscal year. The Company and the Adviser agreed on an expense cap for fiscal 2017 of 3.25% under the Modified Methodology.  For fiscal year 2018, the Adviser has agreed to continue the 3.25% expense cap under the Modified Methodology.  The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2010 through 2018, TTG Advisers voluntarily agreed to extend the Voluntary Waiver.  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  As of July 31, 2018, the Company did not have an investment in an exchange traded fund.  Under the Modified Methodology, for the nine month period ended July 31, 2018, the Company’s annualized expense ratio was 2.79%, (taking into account the same carve outs as those applicable to the expense cap).  In addition, the Adviser has agreed, effective November 1, 2017, to a revised management fee structure that ties management fees to the NAV discount2 as follows: (A) If the Company’s NAV discount is greater than 20%, the management fee for the current quarter is reduced to 1.25%; (B) If the NAV discount is between 10% and 20%, the management fee will be 1.50%; and (C) If the NAV discount is less than 10% or eliminated, the 1.50% management fee would be re-examined, but in no event would it exceed 1.75%.  For the quarter ended July 31, 2018, the management fee was 1.25%.

Pursuant to the terms of the Advisory Agreement, during the nine month period ended July 31, 2018, the provision for incentive compensation was decreased by a net amount of approximately $2.1 million to $0, including both the pre-incentive fee net operating income and the capital gain incentive fee.  The net decrease in the provision for incentive compensation reflects the realized loss on the U.S. Gas loan, the realized gain on the Centile equity and the Valuation Committee’s determination to decrease the fair

2  The NAV discount referred to herein is the average daily discount to NAV for a quarter.  The discount is determined using the most recently determined NAV per share, which is typically the prior quarter end’s NAV per share and the Company stock closing price on any given day for the quarter.

values of twelve of the Company’s portfolio investments (Advantage, Dukane, Equus, Initials, MVC Environmental, RuMe, Turf, U.S. Gas, SCSD, U.S. Tech, Centile escrow and Crius) by a total of approximately $17.9 million.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of eight of the Company’s portfolio investments (Centile, Custom Alloy, Highpoint, HTI, JSC Tekers, Legal Solutions, MVC Automotive and Security Holdings) by a total of approximately $6.3 million. Also, for the quarter ended July 31, 2018, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income for the quarter did not exceed the hurdle rate.  As discussed in “Realized Gains and Losses on Portfolio Securities,” on July 5, 2017, the Company realized a gain of $115.9 million from the sale of U.S. Gas (the U.S. Gas Sale”). Under the Advisory Agreement, this transaction triggered an incentive compensation payment obligation to TTG Advisers, which payment, under the Advisory Agreement, is not required to be made until soon after the completion of the audit of the fiscal 2017 financials. The fiscal 2017 incentive fee payment obligation to TTG Advisers is approximately $4.4 million. The portion of the payment obligation attributable to the cash portion of the realized gain, $1.9 million, was paid following the audit of the fiscal 2017 financials per the Advisory Agreement.  Please see Note 11 of our consolidated financial statements “Incentive Compensation” for more information, particularly on the deferred collection of the incentive fee payment on the Deferred Portion.

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

REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES

For the Nine Month Period Ended July 31, 2018 and 2017.  Net realized gains for the nine month period ended July 31, 2018 were approximately $201,000 and net realized gains for the nine month period ended July 31, 2017 were approximately $125.1 million, a net decrease of approximately $124.9 million.

For the Nine Month Period Ended July 31, 2018

Net realized gains for the nine month period ended July 31, 2018 were approximately $201,000.  The Company’s net realized gains were primarily due to the realized gain on the sale of the Centile common equity of approximately $3.5 million which was partially offset by the realized loss of approximately $3.0 million on the U.S. Gas second lien loan due to a working capital adjustment.  The second lien loan is still subject to indemnification adjustments.

During the nine month period ended July 31, 2018, the Company also recorded net realized losses of approximately $95,000 from the sale of certain short-term investments and net realized losses of approximately $257,000 from its escrow receivables.

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

On July 5, 2017, the Company received gross consideration for its investment in U.S. Gas valued at approximately $127.4 million, including approximately $11.0 million for the repayment of its two outstanding loans from the Company. The fair value of the consideration received by the Company for its equity investment in U.S. Gas was $116.4 million. As a result of the consideration received, the Company realized a gain of approximately $115.9 million. The $116.4 million was comprised of: (i) cash of approximately $50.0 million; (ii) 9.5% second-lien callable notes due in July 2025 with a face amount of approximately $40.5 million (before certain post-closing and indemnification adjustments, if any); and (iii) 3,282,982 Crius trust units valued at approximately $25.9 million on the date of closing.

During the nine month period ended July 31, 2017, the Company recorded net realized gains of approximately $230,000 from the sale of certain short-term investments and approximately $1.3 million from its escrow receivables.

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

For the Nine Month Period Ended July 31, 2018 and 2017.  The Company had a net change in unrealized depreciation on portfolio investments of approximately $10.6 million for the nine month period ended July 31, 2018 and approximately $86.1 million for the nine month period ended July 31, 2017, a net increase of approximately $75.5 million.

For the Nine Month Period Ended July 31, 2018

The Company had a net change in unrealized depreciation on portfolio investments of approximately $10.6 million for the nine month period ended July 31, 2018.  The net change in unrealized depreciation for the nine month period ended July 31, 2018 was the result of the reversal of the unrealized appreciation on the Centile equity interest of approximately $3.3 million (as a result of the Company’s sale of the Centile equity interest) and the Valuation Committee determination to decrease the fair value of the Company’s investments in: Advantage preferred stock by approximately $61,000, Dukane loan by approximately $29,000, Foliofn preferred stock by $724,000, Initials loan by approximately $222,000, MVC Environmental loan and letter of credit by a total of approximately $5.4 million, RuMe series B-1 preferred stock, series C preferred stock, common stock, letters of credit and warrants by a total of approximately $3.0 million, Turf loans by approximately $371,000, U.S. Gas loan by approximately $874,000, SCSD common stock by approximately $134,000 and the U.S. Tech loan by $55,000. The market values of Crius and Equus decreased by approximately $6.2 million and $1.3 million, respectively.  These changes in unrealized depreciation were partially off-set by the Valuation Committee determination to increase the fair value of the Company’s investments in: Centile equity interest by $491,000, Custom Alloy second lien loan, series A preferred stock, series B preferred stock and series C preferred stock by a total of approximately $3.6 million, Highpoint loan by approximately $99,000, HTI loan by approximately $63,000, JSC Tekers Holdings preferred stock by approximately $40,000, Legal Solutions loan by approximately $2,700, MVC Automotive equity interest by approximately $1.9 million, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $2.4 million and Security Holdings equity interest and letter of credit by a total of $62,000.

For the Nine Month Period Ended July 31, 2017

The Company had a net change in unrealized depreciation on portfolio investments of approximately $86.1 million for the nine month period ended July 31, 2017.  The components of the net change in unrealized depreciation for the nine month period ended July 31, 2017 were the reversal of the unrealized appreciation on the U.S. Gas convertible series I preferred stock of approximately $88.9 million (due to the sale of U.S. Gas), the general partnership interest and limited partnership interest in the PE Fund totaling approximately $6.5 million, the Turf equity interest of approximately $456,000 and the Vestal common stock and warrant totaling approximately $750,000 which was partially offset by the reversal of the unrealized depreciation on the Tekers common stock and loan of approximately $2.3 million and the Biogenic loan and warrant totaling approximately $1.3 million.  The net change is also a result of the Valuation Committee determination to decrease the fair value of the Company’s investments in: BAC common stock by approximately $55,000, Custom Alloy second lien and unsecured loans by a total of approximately $263,000, Foliofn preferred stock by $292,000, Initials loan by approximately $390,000, MVC Environmental common stock by approximately $1.7 million and loan by approximately $1.1 million, RuMe series C preferred stock by approximately $221,000, common stock by approximately $49,000 and warrant by approximately $72,000, Turf loan by approximately $85,000, Crius equity units of approximately $196,000, HTI loan by approximately $119,000, SCSD common stock by $1.1 million, Vestal loan by approximately $57,000, common stock by approximately $54,000 and warrant by approximately $62,000 and the SGDA Europe common equity interest by approximately $431,000. These changes in unrealized depreciation were partially off-set by the Valuation Committee determination to increase the fair value of the Company’s investments in: Advantage preferred stock by approximately $494,000, Centile equity interest by $1.1 million, Dukane loan by approximately $73,000, JSC Tekers preferred stock by approximately $447,000, Legal Solutions loan by approximately $243,000, Morey’s loan by approximately $2.7 million, MVC Automotive equity interest by approximately $2.8 million, Pride loan by approximately $51,000, RuMe series B-1 preferred stock by approximately $44,000, Equus common stock by approximately $2.2 million, Quantum loan by approximately $323,000 and warrant by approximately $1.0 million, Security Holdings equity interest by approximately $534,000, U.S. Tech loan by $5,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.4 million, Turf guarantee by approximately $3,000 and the RuMe guarantee by approximately $60,000.

PORTFOLIO INVESTMENTS

For the Nine Month Period Ended July 31, 2018 and the Year Ended October 31, 2017.  The cost of the portfolio investments held by the Company at July 31, 2018 and at October 31, 2017 was $400.1 million and $363.2 million, respectively, an increase of approximately $36.9 million.  The aggregate fair value of portfolio investments at July 31, 2018 and at October 31, 2017 was $318.1 million and $292.5 million, respectively, an increase of approximately $25.6 million.  The cost and fair value of cash, restricted cash and cash equivalents held by the Company at July 31, 2018 and October 31, 2017 was $27.2 million and $106.7 million, respectively, representing a decrease of approximately $79.5 million.

For the Nine Month Period Ended July 31, 2018

During the nine month period ended July 31, 2018, the Company made four new investments, committing capital that totaled approximately $32.2 million.  Pursuant to an exemptive order received by the Company from the SEC (the “Order”), that allows the Company to co-invest, subject to certain conditions, with certain affiliated private funds as described in the Order, each of the Company and the Private Fund co-invested in Essner ($3.7 million investment for the Company), Black Diamond ($7.5 million investment for the Company), Apex ($15.0 million investment for the Company) and Array ($6.0 million investment for the Company).

During the nine month period ended July 31, 2018, the Company made follow-on investments in 8 portfolio companies that totaled approximately $19.1 million.  On November 8, 2017, the Company loaned an additional $1.5 million to SCSD in the form of a senior secured loan.  The loan has an interest rate of 12% and a maturity date of November 7, 2020.  On December 21, 2017, the Company loaned approximately $526,000 to Initials increasing the senior subordinated loan amount to approximately $5.3 million.  On December 22, 2017, the Company loaned $1.4 million to Turf in the form of a third lien loan.  The loan has an interest rate of 10% and a maturity date of August 7, 2020.  On February 28, 2018, the Company committed $6.0 million to Custom Alloy in the form of a first lien loan with an interest rate of 10% and a maturity date of August 31, 2018.  The funded amount as of July 31, 2018, net of repayments, was approximately $4.1 million with no additional borrowings available on the commitment.  On March 19, 2018, the Company invested approximately $68,000 in Trientis for a warrant.  On March 22, 2018, the Company loaned approximately $2.3 million to MVC Automotive increasing the bridge loan amount to approximately $7.1 million and extending the maturity date to June 30, 2019. On April 10, 2018, the Company loaned approximately $308,000 to Security Holdings, increasing the bridge loan amount to approximately $4.7 million. On May 30, 2018, the Company loaned an additional $4.8 million to Security Holdings in the form of a senior subordinated loan and provided a 3.3 million Euro letter of credit.  The loan has an annual interest rate of 12.45% and a maturity date of May 31, 2020.  During the nine month period ended July 31, 2018, the Company loaned approximately $1.9 million to RuMe, increasing the subordinated loan amount to approximately $3.0 million and extended the maturity date to March 31, 2020.  The interest rate on the loan was changed from 10% cash to 10% PIK.

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

On November 29, 2017, the Company received a principal payment of $3.0 million from Dukane resulting in an outstanding balance of approximately $4.4 million as of April 30, 2018.

On December 29, 2017, the Company received a principal payment of $200,000 from Vestal.

Effective January 1, 2018, the cost basis of the U.S. Gas second lien loan was decreased by approximately $3.0 million due to a working capital adjustment, resulting in a realized loss of approximately $3.0 million.  The second lien loan is still subject to indemnification adjustments.

On February 9, 2018, FDS repaid its loan in full, including all accrued interest.

On April 4, 2018, Vestal repaid its loan in full, including all accrued interest.

On April 11, 2018, Morey’s made a principal payment of $2.0 million on its second lien loan.

On July 31, 2018, the Company sold its interest in Centile receiving cash proceeds of approximately $5.8 million at closing.  An additional $1.2 million of proceeds are held in escrow for 15 months from the closing.  Assuming the full receipt of all escrow proceeds, the sale of Centile will result in a realized gain of approximately $3.5 million

During the nine month period ended July 31, 2018 Turf made principal payments of $140,000 on its third lien loan.

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

During the quarter ended April 30, 2018, the Valuation Committee increased the fair value of the Company’s investments in: Advantage preferred stock by approximately $82,000, Centile equity interest by $196,000, Custom Alloy second lien loan, series A preferred stock, series B preferred stock, series C preferred stock and letters of credit by a total of approximately $3.0 million, Dukane loan by approximately $300, Legal Solutions loan by approximately $900, MVC Automotive equity interest by approximately $934,000, RuMe guarantee by approximately $28,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $167,000 and U.S. Gas loan by approximately $909,000.  In addition, increases in the cost basis of the loans to Trientis, HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Initials and Security Holdings were due to the capitalization of PIK interest totaling $635,592.  The Valuation Committee also decreased the fair value of the Company’s investments in: Foliofn preferred stock by $66,000, HTI loan by approximately $49,000, Initials loan by approximately $82,000, JSC Tekers Holdings preferred stock by approximately $176,000, MVC Environmental loan and letter of credit by a total of approximately $267,000, RuMe series B-1 preferred stock, series C preferred stock, common stock, letters of credit and warrants by a total of approximately $1.8 million, Security Holdings equity interest by approximately $2.3 million and Turf loans by approximately $288,000.

During the quarter ended July 31, 2018, the Valuation Committee increased the fair value of the Company’s investments in: Custom Alloy second lien loan, series A preferred stock, series B preferred stock, series C preferred stock and letters of credit by a total of approximately $36,000, Dukane loan by approximately $300, HTI loan by approximately $242,000, Legal Solutions loan by approximately $800, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.9 million, Security Holdings equity interest and letter of credit by a total of approximately $1.6 million and Turf loans by approximately $53,000. In addition, increases in the cost basis of the loans to Trientis, HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Initials, Array and Security Holdings were due to the capitalization of PIK interest totaling $893,912.  The Valuation Committee also decreased the fair value of the Company’s investments in: Foliofn preferred stock by $115,000, Initials loan by approximately $186,000, JSC Tekers Holdings preferred stock by $154,000, MVC Automotive equity interest by $819,000, MVC Environmental loan and letter of credit by a total of approximately $4.7 million, RuMe series B-1 preferred stock, series C preferred stock, common stock, letters of credit and warrants by a total of approximately $114,000, U.S. Gas loan by approximately $109,000, United States Technologies, Inc. (“U.S. Tech”) loan by $55,000 and the Centile escrow by approximately $257,000 that was recorded as a realized loss.

During the nine month period ended July 31, 2018, the Valuation Committee increased the fair value of the Company’s investments in: Centile equity interest by $491,000, Custom Alloy second lien loan, series A preferred stock, series B preferred stock and series C preferred stock by a total of approximately $3.6 million, Highpoint loan by approximately $99,000, HTI loan by approximately $63,000, JSC Tekers Holdings preferred stock by approximately $40,000, Legal Solutions loan by approximately $2,700, MVC Automotive equity interest by approximately $1.9 million, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $2.4 million and Security Holdings equity interest and letter of credit by a total of $62,000.  In addition, increases in the cost basis of the loans to HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Initials, Array, Trientis and Security Holdings were due to the capitalization of PIK interest totaling $2,244,828.  The Valuation Committee also decreased the fair value of the Company’s investments in: Advantage preferred stock by approximately $61,000, Dukane loan by approximately $29,000, Foliofn preferred stock by $724,000, Initials loan by approximately $222,000, MVC Environmental loan and letter of credit by a total of approximately $5.4 million, RuMe series B-1 preferred stock, series C preferred stock, common stock, letters of credit and warrants by a total of approximately $3.0 million, Turf loans by approximately $371,000, U.S. Gas loan by approximately $874,000, SCSD common stock by approximately $134,000, U.S. Tech loan by $55,000 and Centile escrow by approximately $257,000 that was recorded as a realized loss.

At July 31, 2018, the fair value of all portfolio investments, exclusive of escrow receivables, was $318.1 million with a cost basis of $400.1 million.  At July 31, 2018, the fair value and cost basis of investments made by the Company’s former management team pursuant to the prior investment objective (“Legacy Investments”) was $4.7 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $313.4 million and $385.1 million, respectively.  At October 31, 2017, the fair value of all portfolio investments was $292.5 million with a cost basis of $363.2 million.  At October 31, 2017, the fair value and cost basis of Legacy Investments was $5.4 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $287.1 million and $348.2 million, respectively.

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

Portfolio Companies

During the nine month period ended July 31, 2018, the Company had investments in the following portfolio companies:

Advantage Insurance Inc.

Advantage, Puerto Rico, is a provider of specialty insurance, reinsurance and related services to business owners and high net worth individuals.

At October 31, 2017, the Company’s investment in Advantage consisted of 750,000 shares of preferred stock at a cost basis of $7.5 million and a fair value of approximately $8.9 million.

During the nine month period ended July 31, 2018, the Valuation Committee decreased the fair value of the preferred stock by approximately $61,000.

At July 31, 2018, the Company’s investment in Advantage consisted of 750,000 shares of preferred stock at a cost basis of $7.5 million and a fair value of approximately $8.8 million.

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

At July 31, 2018, the Company’s investment in Apex consisted of a first lien loan with an outstanding amount of approximately $15.0 million, a cost basis of approximately $14.9 million and a fair value of approximately $15.0 million.

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

At July 31, 2018, the Company’s investment in Array consisted of a second lien loan with an outstanding amount of approximately $6.1 million, a cost basis of approximately $5.9 million and a fair value of approximately $6.1 million and a warrant with a cost basis and fair value of $0.

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

At July 31, 2018, the Company’s investment in Black Diamond consisted of a second lien loan with an outstanding amount of approximately $7.5 million, a cost basis of approximately $7.0 million and a fair value of approximately $7.2 million and a warrant with a cost basis and fair value of approximately $401,000.

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

During the nine month period ended July 31, 2018, the Valuation Committee increased the fair value of the common equity interest by approximately $491,000.

On July 31, 2018, the Company sold its interest in Centile receiving cash proceeds of approximately $5.8 million at closing.  An additional $1.2 million of proceeds are held in escrow for 15 months from the closing.  Assuming the full receipt of all escrow proceeds, the sale of Centile will result in a realized gain of approximately $3.5 million

At July 31, 2018, the Company no longer held an investment in Centile.

Crius Energy Trust

Crius, Toronto, Canada, is a leading retail energy marketer.

At October 31, 2017, the Company’s investment in Crius consisted of 3,282,982 equity units at a cost of approximately $25.9 million and a fair value of approximately $21.0 million.

At July 31, 2018, the Company’s investment in Crius consisted of 3,282,982 equity units at a cost of approximately $25.9 million and a market value of approximately $14.9 million.

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

On February 28, 2018, the Company committed $6.0 million to Custom Alloy in the form of a first lien loan with an interest rate of 10% and a maturity date of August 31, 2018.  The funded amount as of July 31, 2018 was approximately $4.1 million with no additional borrowings on the commitment.

During the nine month period ended July 31, 2018, the Valuation Committee increased the fair value of the second lien loan by approximately $229,000, the series A preferred by approximately $424,000, the series B preferred stock by approximately $734,000, the series C preferred stock by approximately $2.2 million and the $2.0 million letter of credit by approximately $63,000.  The Valuation Committee also decreased the value of the $1.4 million letter of credit by approximately $32,000.

At July 31, 2018, the Company’s investment in Custom Alloy consisted of a second lien loan with a cost basis of approximately $3.2 million, an outstanding balance of approximately $3.5 million and a fair value of approximately $3.3 million, first lien loan with an outstanding balance, cost basis and fair value of approximately $4.1 million, series A preferred stock with a cost basis of $3.0 million and a fair value of approximately $3.4 million, series B preferred stock with a cost basis of approximately $5.7 million and a fair value of approximately $6.1 million, series C preferred stock with a cost basis of approximately $17.9 million and a fair value of approximately $12.4 million.   The two letters of credit had a combined fair value of approximately -$92,000 or a liability of approximately $92,000.

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

During the nine month period ended July 31, 2018, the Valuation Committee decreased the fair value of the loan by approximately $29,000.

At July 31, 2018, the Company’s investment in Dukane consisted of a second lien loan with an outstanding amount of approximately $4.3 million, a cost basis of approximately $4.3 million and a fair value of approximately $4.4 million.

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

At July 31, 2018, the Company’s investment in Essner consisted of a first lien loan with an outstanding amount of approximately $3.7 million, a cost basis of approximately $3.6 million and a fair value of approximately $3.7 million.

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

At July 31, 2018, the Company’s investment in Equus consisted of 4,444,644 shares of common stock with a cost of approximately $10.0 million and a market value of approximately $9.6 million.

FDS, Inc.

FDS, Fort Worth, TX, is a data service provider.

At October 31, 2017, the Company’s investment in FDS consisted of a senior subordinated loan with an outstanding amount, cost basis and fair value of $2.4 million.  The loan had an interest rate of 12% and a maturity date of November 30, 2017.

On February 9, 2018, FDS repaid its loan in full including all accrued interest.

At July 31, 2018, the Company no longer held an investment in FDS.

Foliofn, Inc.

Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.

At October 31, 2017, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of approximately $5.4 million.

During the nine month period ended July 31, 2018, the Valuation Committee decreased the fair value of the preferred stock by $724,000.

At July 31, 2018, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of approximately $4.7 million.

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

During the nine month period ended July 31, 2018, the Valuation Committee increased the fair value of the loan by approximately $99,000.

At July 31, 2018, the Company’s investment in Highpoint consisted of a second lien loan with an outstanding amount of approximately $5.1 million, a cost basis of approximately $5.0 million and a fair value of approximately $5.1 million.

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

During the nine month period ended July 31, 2018, the maturity was extended to June 21, 2019.

During the nine month period ended July 31, 2018, the Valuation Committee increased the fair value of the loan by approximately $63,000.

At July 31, 2018, the Company’s investment in HTI consisted of a second lien loan with an outstanding amount, cost basis and fair value of approximately $10.0 million.

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

During the nine month period ended July 31, 2018, the Valuation Committee decreased the fair value of the loan by approximately $222,000.

At July 31, 2018, the Company’s investment in Initials consisted of a senior subordinated loan with an outstanding amount and cost basis of approximately $5.6 million and a fair value of approximately $4.9 million. The Company reserved in full against all of the accrued interest starting June 23, 2018.

JSC Tekers Holdings

JSC Tekers, Latvia, is a company focused on real estate management.

At October 31, 2017, the Company’s investment in JSC Tekers consisted of 9,159,085 shares of preferred stock with a cost basis of $11.8 million and a fair value of $4.2 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $0.

During the nine month period ended July 31, 2018, the Valuation Committee increased the fair value of the preferred stock by $40,000.

At July 31, 2018, the Company’s investment in JSC Tekers consisted of 9,159,085 shares of preferred stock with a cost basis of $11.8 million and a fair value of $4.2 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $0.

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

During the nine month period ended July 31, 2018, the Valuation Committee increased the fair value of the loan by approximately $2,700.

During the nine month period ended July 31, 2018, the maturity was extended to March 18, 2020.

At July 31, 2018, the Company’s investment in Legal Solutions consisted of a senior subordinated loan with an outstanding balance and cost basis of approximately $11.7 million and a fair value of approximately $11.8 million.

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

During the nine month period ended July 31, 2018, the maturity was extended to August 12, 2022.

At July 31, 2018, the loan had an outstanding balance and cost basis of $16.2 million and a fair value of $16.3 million.

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

During the nine month period ended July 31, 2018, the Valuation Committee increased the fair value of the equity interest by approximately $1.9 million.

At July 31, 2018, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of approximately $51.2 million and a fair value of approximately $19.3 million and a bridge loan with an outstanding amount, cost basis and fair value of approximately $7.1 million.  The mortgage guarantee for MVC Automotive was equivalent to approximately $6.4 million at July 31, 2018.  This guarantee was taken into account in the valuation of MVC Automotive.

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

During the nine month period ended July 31, 2018, the Valuation Committee decreased the fair value of the loan by approximately $4.0 million and the letter of credit by approximately $1.4 million.

At July 31, 2018, the Company’s investment in MVC Environmental consisted of common stock with a cost basis of approximately $3.1 million and a fair value of approximately $0, a senior secured loan with an outstanding balance and cost basis of $6.9 million and a fair value of approximately $903,000 and a letter of credit with a fair value of approximately -$1.4 million or a liability of $1.4 million.  The Company reserved in full against all of the accrued interest starting July 1, 2017.

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

During the nine month period ended July 31, 2018, the Valuation Committee increased the fair values of the limited partnership and general partnership interests by a total of approximately $2.4 million.

At July 31, 2018, the limited partnership interest in the PE Fund had a cost of approximately $11.5 million and a fair value of approximately $20.2 million.  The Company’s general partnership interest in the PE Fund had a cost basis of approximately $292,000 and a fair value of approximately $506,000.  As of July 31, 2018, the PE Fund had investments in Plymouth Rock Energy, LLC, Gibdock Limited, Focus Pointe Holdings, Inc. and Advanced Oilfield Services, LLC.

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

During the nine month period ended July 31, 2018, the Company loaned approximately $1.9 million to RuMe, increasing the subordinated loan amount to approximately $3.0 million and extended the maturity date to March 31, 2020.  The interest rate on the loan was changed from 10% cash to 10% PIK.

During the nine month period ended July 31, 2018, the Valuation Committee decreased the fair value of the common stock by approximately $331,000, the series B-1 preferred stock by approximately $149,000, the series C preferred stock by approximately $1.5 million and the warrants by a total or approximately $1.2 million.  The Valuation Committee also increased the guarantee by approximately $70,000 and the letter of credit by approximately $23,000.

At July 31, 2018, the Company’s investment in RuMe consisted of 5,297,548 shares of common stock with a cost basis of approximately $924,000 and a fair value of $71,000, 4,999,076 shares of series B-1 preferred stock with a cost basis of approximately $1.0 million and a fair value of approximately $1.9 million, 23,896,634 shares of series C preferred stock with a cost basis of approximately $3.4 million and a fair value of approximately $3.7 million and a subordinated note with an outstanding balance, cost basis and a fair value of approximately $3.0 million. The warrants have a cost basis of approximately $336,000 and a fair value of approximately $248,000, the guarantee was fair valued at approximately -$127,000 or a liability of approximately $127,000 and the letter of credit was fair valued at approximately -$322,000 or a liability of approximately $322,000.

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

On May 30, 2018, the Company loaned an additional $4.8 million to Security Holdings in the form of a senior subordinated loan and provided a 3.3 million Euro letter of credit.  The loan has an annual interest rate of 12.45% and a maturity date of May 31, 2020.

During the nine month period ended July 31, 2018, the Valuation Committee increased the fair value of the common equity interest and letter of credit by a total of $62,000.

At July 31, 2018, the Company’s investment in Security Holdings consisted of common equity interest with a cost basis of approximately $51.2 million and a fair value of approximately $32.1 million, a bridge loan with an outstanding balance, cost basis and fair value of approximately $4.7 million, a senior subordinated loan with an outstanding balance, cost basis and fair value of approximately $4.8 million and a letter of credit with a fair value of approximately -$144,000 or a liability of $144,000.

Puneet Sanan, a representative of the Company, serves as a director of Security Holdings.

Trientis GmbH (formerly SGDA Europe B.V.)

Trientis is an Austrian-based holding company that pursues environmental and remediation opportunities in Romania.

At October 31, 2017, the Company’s investment in SGDA Europe consisted of a first lien loan with an outstanding balance, cost basis and fair value of approximately $1.2 million.  The first lien note has an interest rate of 5%, with a PIK toggle at SGDA Europe’s option, and a maturity date of October 26, 2024.

During the nine month period ended July 31, 2018, the assets and liabilities of SGDA Europe were transferred to a new holding company, Trientis GmbH to achieve operating efficiencies.

On March 19, 2018, the Company invested approximately $68,000 in Trientis for a warrant.

At July 31, 2018, the Company’s investment in Trientis consisted of a first lien loan with an outstanding balance, cost basis and fair value of approximately $1.2 million and a warrant with a cost basis and fair value of approximately $68,000.

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

During the nine month period ended July 31, 2018, Turf made principal payments of $140,000 on its third lien loan.

During the nine month period ended July 31, 2018, the Valuation Committee decreased the fair value of the senior subordinated loan by approximately $302,000 and the fair value of the third lien loan by approximately $69,000.

At July 31, 2018, the senior subordinated loan had an outstanding balance and cost basis of approximately $7.7 million and a fair value of approximately $7.3 million, the third lien loan had an outstanding balance and cost basis of approximately $1.3 million and a fair value of approximately $1.2 million.

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

During the nine month period ended July 31, 2018, the Valuation Committee decreased the fair value of the loan by $55,000.

At July 31, 2018, the senior term loan had an outstanding amount, cost basis and fair value of approximately $5.5 million.

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

During the nine month period ended July 31, 2018, the Valuation Committee decreased the fair value of the loan by approximately $874,000.

At July 31, 2018, the Company’s investment in U.S. Gas, an indirect subsidiary of Crius, consisted of a second lien loan with an outstanding balance and cost basis of approximately $37.5 million and a fair value of approximately $39.7 million.

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

During the nine month period ended July 31, 2018, the Valuation Committee decreased the fair value of the common stock by approximately $134,000.

At July 31, 2018, the Company’s investment in SCSD consisted of 784 shares of class B common stock with a cost basis of approximately $5.5 million and a fair value of approximately $5.4 million.  The secured loan and the senior secured loan each had an outstanding balance, cost basis and fair value of $1.5 million.

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

At July 31, 2018, the Company no longer held an investment in Vestal.

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

At July 31, 2018, the Company had investments in portfolio companies totaling $318.1 million.  Also, on that date, the Company had approximately $876,000 in cash equivalents and approximately $26.3 million in cash and restricted cash.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.  Pending investments in portfolio companies pursuant to our principal investment strategy, the Company may make other short-term or temporary investments, including in exchange-traded funds and private investment funds offering periodic liquidity.

During the nine month period ended July 31, 2018, the Company made four new investments, committing capital that totaled approximately $32.2 million.  Pursuant to an exemptive order received by the Company from the SEC (the “Order”), that allows the Company to co-invest, subject to certain conditions, with certain affiliated private funds as described in the Order, each of the Company and the Private Fund co-invested in Essner ($3.7 million investment for the Company), Black Diamond ($7.5 million investment for the Company), Apex ($15.0 million investment for the Company) and Array ($6.0 million investment for the Company).

During the nine month period ended July 31, 2018, the Company made follow-on investments in 8 portfolio companies that totaled approximately $19.1 million.  On November 8, 2017, the Company loaned an additional $1.5 million to SCSD in the form of a senior secured loan.  The loan has an interest rate of 12% and a maturity date of November 7, 2020.  On December 21, 2017, the Company loaned approximately $526,000 to Initials increasing the senior subordinated loan amount to approximately $5.3 million.  On December 22, 2017, the Company loaned $1.4 million to Turf in the form of a third lien loan.  The loan has an interest rate of 10% and a maturity date of August 7, 2020.  On February 28, 2018, the Company committed $6.0 million to Custom Alloy in the form of a first lien loan with an interest rate of 10% and a maturity date of August 31, 2018.  The funded amount as of July 31, 2018, net of repayments, was approximately $4.1 million with no additional borrowings available on the commitment.  On March 19, 2018, the Company invested approximately $68,000 in Trientis for a warrant.  On March 22, 2018, the Company loaned approximately $2.3 million to MVC Automotive increasing the bridge loan amount to approximately $7.1 million and extending the maturity date to June 30, 2019. On April 10, 2018, the Company loaned approximately $308,000 to Security Holdings, increasing the bridge loan amount to approximately $4.7 million. On May 30, 2018, the Company loaned an additional $4.8 million to Security Holdings in the form of a senior subordinated loan and provided a 3.3 million Euro letter of credit.  The loan has an annual interest rate of 12.45% and a maturity date of May 31, 2020.  During the nine month period ended July 31, 2018, the Company loaned approximately $1.9 million to RuMe, increasing the subordinated loan amount to approximately $3.0 million and extended the maturity date to March 31, 2020.  The interest rate on the loan was changed from 10% cash to 10% PIK.

Current commitments include:

Commitments to Portfolio Companies:

At July 31, 2018 and October 31, 2017, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at July 31, 2018
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Custom Alloy	$6.0 million	$4.1 million
Total	$26.1 million	$18.7 million

Portfolio Company	Amount Committed	Amount Funded at October 31, 2017
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Guarantees:

At July 31, 2018 and October 31, 2017, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at July 31, 2018
MVC Automotive	$6.4 million	—
RuMe	$1.0 million	—
Total	$7.4 million	—

Guarantee	Amount Committed	Amount Funded at October 31, 2017
MVC Automotive	$6.0 million	—
RuMe	$1.0 million	—
Total	$7.0 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At July 31, 2018, the Valuation Committee estimated the combined fair values of the guarantee obligations noted above to be approximately -$127,000 or a liability of approximately $127,000.

These guarantees are further described below, together with the Company’s other commitments.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  Over time, Erste Bank, the bank extending the mortgage to MVC Automotive, increased the amount of the mortgage. The balance of the guarantee as of July 31, 2018 is approximately 5.4 million Euro (equivalent to approximately $6.4 million).

The Company agreed to cash collateralize a $300,000 third party letter of credit for RuMe, which is still a commitment of the Company as of July 31, 2018.  The Company also guaranteed $1.0 million of RuMe’s indebtedness to Colorado Business Bank, which had a fair value of approximately -$127,000 or a liability of $127,000 as of July 31, 2018.  On September 22, 2017, the Company provided RuMe an additional $2.0 million letter of credit, which was reduced to $1.5 million on February 1, 2018 and then increased to $2.0 million on May 7, 2018.  The letter of credit had a fair value of approximately -$322,000 or a liability of $322,000 as of July 31, 2018.  The $2.0 million letter of credit is collateralized by the Company’s Credit Facility III (defined below).

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

Additional capital may be called for follow-on investments in existing portfolio companies of the PE Fund or to pay operating expenses of the PE Fund until the partnership is terminated.  During the fiscal year ended October 31, 2017, the Company received proceeds of approximately $12.6 million from the PE Fund related to the sale of AccuMed Corp., a portfolio company of the PE Fund.  The Company’s pro-rata share of the PE Fund’s investment in AccuMed Corp. totaled approximately $2.4 million, resulting in a realized gain of approximately $10.2 million, including escrow distributions.  As of July 31, 2018, $14.6 million of the Company’s commitment has been contributed.

During the fiscal year ended October 31, 2016, the Company agreed to cash collateralize a $500,000 working capital line of credit for an entity partially owned by MVC Environmental provided by Branch Banking and Trust Company (“BB&T”).  During the fiscal year ended October 31, 2017, the cash collateral securing the MVC Environmental working capital line of credit was released and a new credit facility was entered into secured by a $1.0 million letter of credit.  On February 16, 2018, the letter of credit was increased to $3.0 million.  The $3.0 million letter of credit is collateralized by the Company’s Credit Facility III (defined below) and had a fair value of approximately -$1.4 million or a liability of $1.4 million as of July 31, 2018.

On February 28, 2018, the Company committed $6.0 million to Custom Alloy in the form of a first lien loan with an interest rate of 10% and a maturity date of August 31, 2018.  The funded amount as of July 31, 2018, net of repayments, was approximately $4.1 million with no additional borrowings available on the commitment.

During the nine month period ended July 31, 2018, the Company provided Custom Alloy a $2.0 million and a $1.4 million letter of credit as part of a restructuring.  The $2.0 million letter of credit had a fair value of approximately -$60,000 or a liability of $60,000 as of July 31, 2018 and the $1.4 million letter of credit had a fair value of approximately -$32,000 or a liability of $32,000 as of July 31, 2018.  Both letters of credit are collateralized by the Company’s Credit Facility III (defined below).

During the nine month period ended July 31, 2018, the Company provided Security Holdings a 3.3 million Euro letter of credit.  The letter of credit had a fair value of approximately -$144,000 or a liability of $144,000.

As of July 31, 2018, the total fair value associated with potential obligations related to guarantees and letters of credit was approximately -$2.1 million or a liability of $2.1 million.

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

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with BB&T. On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  On December 1, 2015, Credit Facility II was renewed and expired on May 31, 2016, at which time all outstanding amounts under it were due and repaid.  On June 30, 2016, Credit Facility II was renewed and reduced to a $50 million revolving credit facility, which expired on February 28, 2017, as of which time all outstanding amounts under it were due and repaid.  On February 28, 2017, Credit Facility II was renewed and increased to a $100 million revolving credit facility and expired on August 31, 2017.  On August 31, 2017, Credit Facility II was renewed and decreased to a $25 million revolving credit facility, which expires on August 31, 2018.  There was no change to the interest rate or unused fee on the revolving credit facility. The Company incurred closing costs associated with this transaction of $62,500.  At October 31, 2017 and July 31, 2018, there was no balance outstanding on Credit Facility II, respectively.  Credit Facility II is used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 125 basis points.  In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid closing fees, legal and other costs associated with these transactions.  These costs will be amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.  As of July 31, 2018, the Company was in compliance with all covenants related to Credit Facility II.  See “Subsequent Events” for more information.

On December 9, 2015, the Company entered into a three-year, $50 million revolving borrowing base credit facility (“Credit Facility III”) with Santander Bank N.A. as a lender and lead agent and Wintrust Bank as a lender and syndication agent.  Credit Facility III can, under certain conditions, be increased up to $85 million.  The new facility bears an interest rate of LIBOR plus 3.75% or the prime rate plus 1% (at the Company’s option), and includes a 1% closing fee of the commitment amount and a 0.75% unused fee.  The compensating balance for the revolving credit facility is $5.0 million, which is reflected as restricted cash on the Company’s Consolidated Balance Sheets.  On February 26, 2018, in connection with the U.S. Gas Sale, Credit Facility III was amended, effective as of July 5, 2017, to exclude from pledged collateral the U.S. Gas second lien loan.  On May 7, 2018, the terms of Credit Facility III were amended to, among other things: (i) increase the limit for unsecured indebtedness and certain unsecured guaranty obligations of portfolio companies of the Company to $10,000,000 and (ii) increase the limit on permitted investments of the Company with respect to certain debt, equity and follow-on investments to $28,500,000.  All other material terms of Credit Facility III remained unchanged.  As of October 31, 2017 and July 31, 2018, there was no outstanding balance on Credit Facility III and the Company was in compliance with all covenants related to Credit Facility III.

On November 15, 2017, the Company completed a public offering of $100,000,000 aggregate principal amount of its 6.25% senior notes due November 30, 2022 (“Senior Notes II”). In addition, on November 20, 2017, the underwriters exercised an over-allotment option to purchase an additional $15 million in aggregate principal amount of Senior Notes II (together with the offering on November 15, the

“Offering”).  The Senior Notes II have an interest rate of 6.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  After deducting underwriting fees and discounts and expenses, the Offering resulted in net proceeds to the Company of approximately $111.4 million.  The Offering expenses incurred are amortized over the term of the Senior Notes II.  Proceeds from the offering were used to repay the Senior Notes in full, including all accrued interest.  As of July 31, 2018, the Senior Notes II had a total outstanding amount of $115.0 million, net of deferred financing fees the balance was approximately $111.8 million, with a market value of approximately $118.5 million.

The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

Subsequent Events

Since July 31, 2018, the Company has loaned an additional $620,000 to RuMe.

On August 10, 2018, Credit Facility II was renewed to August 30, 2019.  The Company incurred closing costs associated with this transaction of $50,000.

On August 24, 2018, pursuant to the Order, each of the Company and the Private Fund co-invested in second lien notes and common stock issued by Tuf-Tug, Inc.  The Company and the Private Fund invested approximately $4.9 million and approximately $1.6 million, respectively, in such notes, with an interest rate of 13% and a maturity date of February 24, 2024, and $750,000 and $250,000, respectively, in shares of common stock. In accordance with the conditions of the Order, the Board, including a majority of the Independent Directors, approved, in advance, the Company’s investment in the loan.

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

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments, and escrow receivables, which represent approximately 89.4% of the Company’s total assets at July 31, 2018.  As discussed in Note 8 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. The Company may make short-term investments in 90-day Treasury Bills or longer-term treasury notes, which are federally guaranteed securities, or other investments, including exchange-traded funds, private investment funds and designated money market accounts, pending investments in portfolio companies made pursuant to our principal investment strategy.

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

At July 31, 2018, approximately 82.3% of our total assets represented portfolio investments recorded at fair value.

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

We previously identified a material weakness in our internal control over financial reporting related to the valuation of certain portfolio companies and, as a result of such weakness, our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of October 31, 2014 and October 31, 2015. This contributed to a delay in the filing of certain prior financial statements. The material weakness concerned the design and operating effectiveness of certain valuation related controls associated with investments in certain affiliated or controlled portfolio companies (e.g., MVC Automotive and Trientis). The Company addressed the material weakness through, among other things, adding new and/or enhanced existing controls surrounding the valuation process and financial reporting oversight of various controlled/affiliated portfolio companies.

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

On October 31, 2017, the Company had a net capital loss carryforward of approximately $1.0 million. The Company had approximately $81.9 million in unrealized losses as of July 31, 2018.  If we experience an aggregate 50% shift in the ownership of our common stock from shareholder transactions over a three year period (e.g., if a shareholder acquires 5% or more of our outstanding shares of common stock, or if a shareholder who owns 5% or more of our outstanding shares of common stock significantly increases or decreases its investment in the Company), our ability to utilize our capital loss carryforwards to offset future capital gains may be severely limited.  Further, in the event that we are deemed to have failed to meet the requirements to qualify as a RIC, our ability to use our capital loss carryforwards could be adversely affected.   Please see Note 12 of our consolidated financial statements “Tax Matters” for more information.

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

We are subject to market discount risk.

As with any stock, the price of our shares will fluctuate with market conditions and other factors. If shares are sold, the price received may be more or less than the original investment. Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our NAV, but will depend upon the market price of the shares at the time of sale. Since the market price of our shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the shares will trade at, below or above our NAV. Although our shares, from time to time, had traded at a premium to our NAV, in more recent years, our shares have traded at a discount to NAV, which discount may fluctuate over time. Our common stock has historically traded at prices below our net asset value per share and was trading as of July 31, 2018 at an approximately 25.7% discount to NAV.

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

As of July 31, 2018, we have approximately $115.0 million in aggregate principal amount of Senior Notes II (as defined above), due on November 30, 2022.  We also have access to leverage through credit facilities.

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

As of July 31, 2018, 1.3% of the Company’s assets consisted of Legacy Investments.  These investments were made pursuant to the Company’s prior investment objective of seeking long-term capital appreciation from venture capital investments in information technology companies. Generally, a cash return may not be received on these investments until a “liquidity event,” i.e., a sale, public offering or merger, occurs. Until then, these Legacy Investments remain in the Company’s portfolio. The Company is managing them to seek to realize maximum returns.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of portfolio companies and/or in a limited number of industries.  For example, as of July 31, 2018, the fair value of our largest investment, Crius, including its wholly-owned indirect subsidiary, U.S. Gas (collectively, “Crius”) comprised 22.9% of our net assets.  Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may continue to be significantly represented among our investments.  To the extent that we have large positions in the securities of a small number of portfolio companies, we are subject to an increased risk of significant loss should the performance or financial condition of these portfolio companies or their respective industries deteriorate.  We may also be more susceptible to any single economic or regulatory occurrence as a result of holding large positions in a small number of portfolio companies.  See the risk factor below regarding the industry in which Crius operates.

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

There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

A description of the risk factors associated with our business is set forth in the “Quantitative and Qualitative Disclosures about Market Risk” section, above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities for the quarter ended July 31, 2018.

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

EXHIBIT INDEX

Exhibit Number	Description

10.1	Eleventh Amended Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

MVC CAPITAL, INC.

Date: September 7, 2018
/s/ Michael Tokarz
Michael Tokarz

In the capacity of the officer who performs the functions of Principal Executive Officer.

MVC CAPITAL, INC.

Date: September 7, 2018
/s/ Scott Schuenke
Scott Schuenke

In the capacity of the officer who performs the functions of Principal Financial Officer.