Form 10-K
period 2018-10-31
MVC CAPITAL, INC.
filed 2019-01-14
CIK 1099941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2018

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

Yes  ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Approximate aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the Company’s most recently completed fiscal second quarter: $109,252,039 computed on the basis of $9.92 per share, closing price of the common stock on the New York Stock Exchange (the “NYSE”) on April 30, 2018.  For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.

There were 17,813,928 shares of the registrant’s common stock, $.01 par value, outstanding as of January 14, 2019.

Document Incorporated by Reference:

None.

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

Item 1.         BUSINESS

GENERAL

MVC Capital, Inc. is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”).  MVC Capital provides equity and debt investment capital to fund growth, acquisitions and recapitalizations of small and middle-market companies in a variety of industries primarily located in the United States. Our investments can take the form of senior and subordinated loans, common and preferred stock and warrants or rights to acquire equity interests, or convertible securities, among other instruments. Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MVC.” Beginning November 1, 2006, the Company has been externally managed by The Tokarz Group Advisers LLC (“TTG Advisers”) pursuant to an Amended and Restated Investment Advisory and Management Agreement (the “Advisory Agreement”).  Our Board of Directors, including all of the directors who are not “interested persons” (as defined under the 1940 Act) of the Company (the “Independent Directors”), last approved the renewal of the Advisory Agreement at their in-person meeting held on October 30, 2018.

In fiscal year 2018, the Company made six new investments, committing capital that totaled approximately $41.5 million.  Pursuant to an exemptive order received by the Company from the SEC (the “Order”), that allows the Company to co-invest, subject to certain conditions, with certain affiliated private funds as described in the Order, each of the Company and TTGA C-I MMF LP (the “Private Fund”) co-invested in Essner Manufacturing (“Essner”) ($3.7 million investment for the Company), Black Diamond Equipment Rental (“Black Diamond”) ($7.5 million investment for the Company), Apex Industrial Technologies, LLC (“Apex”) ($15.0 million investment for the Company), Array Information Technology, Inc. (“Array”) ($6.0 million investment for the Company), Tuf-Tug Inc. (“Tuf-Tug”) ($5.6 million investment for the Company) and Tin Roof Software, LLC (“Tin Roof”) ($3.7 million investment for the Company).  During fiscal year 2018, the Company made follow-on investments in the following eight portfolio companies that totaled approximately $20.8 million: U.S. Spray Drying Holding Company (“SCSD”), Initials, Inc. (“Initials”), Turf Products, LLC (“Turf”), Custom Alloy Corporation (“Custom Alloy”), MVC Automotive Group GmbH (“MVC Automotive”), RuMe, Inc. (“RuMe”), Trientis GmbH. (“Trientis”) and Security Holdings B.V. (“Security Holdings”).  The total capital committed in fiscal year 2018 was approximately $62.3 million compared to $7.5 million and $44.2 million in fiscal years 2017 and 2016, respectively.

During fiscal year 2017, the Company made one new investment in Highpoint Global LLC (“Highpoint”) ($5.0 million) and made six follow-on investments in the following 4 existing portfolio companies: MVC Automotive, MVC Environmental, Inc. (“MVC Environmental”), United States Technologies, Inc. (“U.S. Technologies”) and Security Holdings.  The total capital committed in fiscal year 2017 was approximately $7.5 million compared to $44.2 million and $62.4 million in fiscal years 2016 and 2015, respectively.

During fiscal year 2016 six new investments were made: Somotra NV (“Somotra”) ($1.7 million), Pride Engineering, LLC (“Pride”) ($5.1 million), Dukane IAS, LLC (“Dukane”) ($7.0 million), Quantum Plastics, LLC (“Quantum”) ($10.0 million), FDS, Inc. (“FDS”) ($2.3 million) and HTI Technologies and Industries, Inc. (“HTI”) ($9.6 million) and 9 follow-on investments in the following 6 existing portfolio companies were made: MVC Automotive, Legal Solutions Holdings, Inc. (“Legal Solutions”), Thunderdome Restaurants, LLC (“Thunderdome”), SIA Tekers Invest (“Tekers”), Biovation Acquisition Company (“BAC”) and RuMe.  The total capital committed in fiscal year 2016 was $44.2 million compared to $62.4 million and $105.8 million in fiscal years 2015 and 2014, respectively.

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

Our portfolio company investments currently consist of common and preferred stock, other forms of equity interests and warrants or rights to acquire equity interests, senior and subordinated loans and convertible securities. At October 31, 2018, the fair value of our investments in portfolio companies was approximately $324.5 million and our total assets were approximately $347.1 million compared to the fair value of investments in portfolio companies of approximately $292.5 million and total assets of approximately $403.4 million at October 31, 2017.

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

On July 16, 2004, the Company formed a wholly-owned subsidiary, MVC Financial Services, Inc. (“MVCFS”). MVCFS is incorporated in Delaware and its principal purpose is to provide advisory, administrative and other services to the Company and its portfolio companies.  The Company does not hold MVCFS for investment purposes. The results of MVCFS are consolidated into the Company and all inter-company accounts have been eliminated in consolidation.  On October 14, 2011, the Company formed a wholly-owned subsidiary, MVC Cayman, an exempted company incorporated in the Cayman Islands, to hold certain of its investments.  The results of MVC Cayman are also consolidated into the Company. During the fiscal year ended October 31, 2012 and thereafter, MVC Partners, LLC (“MVC Partners”) was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  The consolidation of MVC Partners has not had any material effect on the financial position or net results of operations of the Company.  During fiscal year ended October 31, 2014, MVC Turf, Inc. (“MVC Turf”) was consolidated with the Company as MVC Turf was an MVC wholly-owned holding company. The consolidation of MVC Turf did not have any material effect on the financial position or net results of operations of the Company.  On March 7, 2017, the Company exchanged its shares of MVC Turf, the holding company that owned the Company’s LLC interest in Turf Products, for approximately $3.8 million of additional subordinated debt in Turf Products.  Prior to the exchange, the Company received a distribution from MVC Turf of approximately $323,000. The impact of the deconsolidation of MVC Turf on the Company’s financial condition and results of operations was immaterial.  As of October 31, 2017, MVC Turf is no longer consolidated with the Company.  Also, as of October 31, 2018, approximately $1.1 million of the Company’s cash and cash equivalents was held by MVC Cayman.

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

Substantially all amounts not invested in securities of portfolio companies are invested in short-term, highly liquid money market investments, U.S. Government issued securities, or held in cash in interest bearing accounts. As of October 31, 2018, the Company’s investments in short-term securities, U.S. Government issued securities and cash and cash equivalents were valued at $15.9 million. Of that amount, approximately $5.3 million was restricted cash, $5.0 million related to the compensating balance for Credit Facility III (as defined below) with Santander Bank N.A. and $300,000 cash collateral related to a third-party letter of credit for RuMe.

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

Mr. Tokarz and his team managed the Company under an internal structure through October 31, 2006. On September 7, 2006, the shareholders of the Company approved the Advisory Agreement (with over 92% of the votes cast on the agreement voting in its favor) that provided for the Company to be externally managed by TTG Advisers. The agreement took effect on November 1, 2006. TTG Advisers is a registered investment adviser that is controlled by Mr. Tokarz. All of the individuals (including the Company’s investment professionals) that had been previously employed by the Company as of the fiscal year ended October 31, 2006 became employees of TTG Advisers.  The Company’s investment approach and selection process has remained the same under the externalized management structure.  Our Board of Directors, including all of the Independent Directors, last approved a renewal of the Advisory Agreement at an in-person meeting held on October 30, 2018.

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

OUR INVESTMENT STRATEGY

On November 6, 2003, Mr. Tokarz assumed his current positions as Chairman and Portfolio Manager.  We seek to implement our investment objective to maximize total return from capital appreciation and/or income through making a broad range of private investments in a variety of industries. The investments can include common and preferred stock, other forms of equity interests and warrants or rights to acquire equity interests, senior and subordinated loans, or convertible securities. During the fiscal year ended October 31, 2018, the Company made six new investment and follow-on investments in eight existing portfolio companies, committing a total of $62.3 million of capital to these investments.

Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of October 31, 2018, 1.4% of our assets consisted of investments made by the Company’s former management team pursuant to the prior investment objective (the “Legacy Investments”). We are, however, managing these Legacy Investments to try and realize maximum returns. At October 31, 2018, the fair value of the Legacy Investments was $5.0 million.  We generally seek to monetize these investments through a sale, public offering, merger or other reorganization.

Our new portfolio investments are made pursuant to our current objective and strategy. We are concentrating our investment efforts on small and middle-market companies that, in our view, provide opportunities to maximize total return from capital appreciation and/or income, though our current focus is more on yield generating investments. which can include, but is not be limited to senior and subordinated loans, convertible debt, common and preferred equity with a coupon or liquidation preference and warrants or rights to acquire equity interests (the “Yield-Focused Strategy”).  Sales of existing investments and repayments would improve our liquidity position, which then provides us with flexibility to redeploy capital into debt or similar income-producing investments.  The Company continues to seek to monetize various equity investments to further support the Yield-Focused Strategy.

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

We participate in the private equity business generally by providing negotiated long-term debt and/or equity investment capital. Our financing is generally used to fund growth, buyouts, acquisitions, recapitalizations, note purchases and/or bridge financings. We are typically the lead investor in such transactions, but may also provide debt and equity financing to companies led by private equity firms or others. We generally invest in private companies, though, from time to time, we may invest in small public companies that lack adequate access to public capital.

We may also seek to achieve our investment objective by establishing a subsidiary or subsidiaries that would serve as general partner to a private equity or other investment fund(s).

Furthermore, the Board of Directors authorized the establishment of the MVC Private Equity Fund, L.P. (“PE Fund”), for which an indirect wholly-owned subsidiary, MVC GP II, LLC (“MVC GP II”), of the Company serves as the GP.  On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund.  The PE Fund closed on approximately $104 million of capital commitments.  As of October 31, 2018, $14.6 million of the Company’s commitment has been contributed.  The Company’s Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company’s ability to make Non-Diversified Investments through the PE Fund. As previously disclosed, the Company may be restricted in its ability to make Non-Diversified Investments.  For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25% of all management fees and other fees paid by the PE Fund and its portfolio companies and up to 30% of the carried interest generated by the PE Fund.  Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund.  In exchange for providing those services, and pursuant to the Board of Directors’ authorization and direction, TTG Advisers is entitled to receive the balance of the fees and any carried interest generated by the PE Fund and its portfolio companies.  Given this separate arrangement with the GP and the PE Fund, under the terms of the Company’s Advisory Agreement with TTG Advisers, TTG Advisers is not entitled to receive from the Company a management fee or an incentive fee on assets of the Company that are invested in the PE Fund. During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  Previously, MVC Partners was presented as a portfolio company on the Schedule of Investments.  The consolidation of MVC Partners has not had any material effect on the financial position or net results of operations of the Company.  Also, during fiscal year ended October 31, 2014, MVC Turf was consolidated with the Company as MVC Turf was an MVC wholly-owned holding company.  The consolidation of MVC Turf did not have a material effect on the financial position or net results of operations of the Company.  On March 7, 2017, the Company exchanged its shares of MVC Turf for approximately $3.8 million of additional subordinated debt in Turf Products.  MVC Turf is no longer consolidated with the Company.  Please see Note 2 of our consolidated financial statements “Consolidation” for more information.

As a result of the closing of the PE Fund, consistent with the Board-approved policy concerning the allocation of investment opportunities, the PE Fund received a priority allocation of all private equity investments that would otherwise be Non-Diversified Investments for the Company during the PE Fund’s investment period that ended on October 28, 2014.  Additional capital may be called for follow-on investments in existing portfolio companies of the PE Fund or to pay operating expenses of the PE Fund while the partnership is in existence.

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

As of October 31, 2018 and October 31, 2017, the fair value/market value of the invested portion (excluding cash, escrow receivables and U.S. Treasury obligations) of our net assets as a percentage consisted of the following:

Fair Value/Market Value as a Percentage of Our Net Assets

Type of Investment	As of October 31, 2018	As of October 31, 2017

Senior/Subordinated Loans and Credit facilities	77.53%	54.84%
Common Stock	13.50%	13.53%
Warrants	0.18%	0.50%
Preferred Stock	20.76%	9.21%
Guarantees and Letters of Credit	(1.26)%	(0.20)%
Common Equity Interest	22.14%	20.06%
LP Interest of the PE Fund	8.81%	6.37%
GP Interest of the PE Fund	0.22%	0.16%

Substantially all amounts not invested in securities of portfolio companies are invested in short-term, highly liquid money market investments, U.S. Government issued securities, or held in cash in an interest bearing account. As of October 31, 2018, these holdings were valued at approximately $15.9 million or 7.0% of net assets.

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

Due diligence includes a thorough review and analysis of the business plan and operations of a company in which we are considering making an investment. We generally perform financial and operational due diligence, study the industry and competitive landscape, and meet with current and former employees, customers, suppliers and/or competitors. In addition, as applicable, we engage attorneys, independent accountants and other consultants to assist with legal, environmental, tax, accounting and marketing due diligence.

Investment Sourcing. Mr. Tokarz and the other investment professionals have established an extensive network of investment referral relationships. Our network of relationships with investors, lenders and intermediaries includes:

•                                          Private mezzanine and equity investors;

•                                          Investment banks;

•                                          Industry executives;

•                                          Business brokers;

•                                          Merger and acquisition advisors;

•                                          Financial services companies; and

•                                          Banks, law firms and accountants.

Allocation of Investment Opportunities.  In allocating investment opportunities, TTG Advisers adheres to the following policy, which was approved by the Board of Directors: TTG Advisers will generally give the Company priority with respect to all investment opportunities in (i) mezzanine and debt securities and (ii) equity or other “non-debt” investments that are (a) expected to be equal to or less than the lesser of 10% of the Company’s net assets or $25.0 million, and (b) issued by U.S. companies with less than $150.0 million in revenues during the prior twelve months (“MVC Targeted Investments”); provided that such priority may be shared with any other investment vehicle managed by TTG Advisers so long as: (i) such vehicle is subject to the Order (defined below) granted to MVC (an “Other Vehicle”), and (ii) to the extent TTG Advisers determines the opportunity to be suitable and appropriate for each of MVC and the vehicle to participate in such investment at that time, then MVC shall co-invest with the Other Vehicle in such opportunity in accordance with, and subject to, the terms and conditions of the Order.  The PE Fund received a priority allocation of all the new equity investments (i.e., not follow-on investments in existing MVC portfolio companies) that would otherwise be Non-Diversified Investments for the Company, which terminated on the deployment of 80% of the committed capital of the PE Fund.  The investment period related to the PE Fund has ended.  Additional capital may be called for follow-on investments in existing portfolio companies of the PE Fund or to pay operating expenses of the PE Fund.  In addition, pursuant to a shared services arrangement with PPC Enterprises LLC (“PPC”), a registered investment adviser (of which Mr. Tokarz is a co-founder and investment team member) that provides advisory services to Series A of Public Pension Capital, LLC (the “PPC Fund”), a private equity fund, Firm personnel may refer to PPC and the PPC Fund any investment that is not: (i) an MVC Targeted Investment; and (ii) in a company that, at the time of acquisition, has EBITDA in excess of $25 million or is expected to require, either at such time or over time, in excess of $25 million in aggregate equity capital (i.e., an investment that is outside of the PE Fund’s investment focus pursuant to its governing documents).

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

We fund new investments using cash, proceeds from sales of investments, the reinvestment of accrued interest and dividends in debt and equity securities, or the current reinvestment of interest and dividend income through the receipt of a debt or equity security (payment-in-kind income).  From time to time, we may also opt to reinvest accrued interest receivable in a new debt or equity security, in lieu of receiving such interest in cash and funding a subsequent investment. We may also acquire investments through the issuance of common or preferred stock, debt, or warrants representing rights to purchase shares of our common or preferred stock.  The issuance of our stock as consideration may provide us with the benefit of raising equity without having to access the public capital markets in an underwritten offering, including the added benefit of the elimination of any commissions payable to underwriters.

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

OPERATING EXPENSES

During the fiscal year ended October 31, 2018, the Company bore the costs relating to the Company’s operations, including fees and expenses of the Independent Directors; fees of unaffiliated transfer agents, registrars and disbursing agents; legal and accounting expenses; costs of printing and mailing proxy materials and reports to shareholders; NYSE fees; management fee; incentive fee, if applicable; travel and due diligence costs related to investments; custodian fees and other extraordinary or nonrecurring expenses and other expenses properly payable by the Company.  It should be noted that the Company and TTG Advisers had entered into an agreement pursuant to which TTG Advisers would absorb or reimburse operating expenses of the Company to the extent necessary to limit the Company’s expense ratio to 3.5% in each of the 2009 and 2010 fiscal years (the consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation, payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund and extraordinary expenses taken as a percentage of the Company’s average net assets).  On various dates, TTG Advisers and the Company entered into annual agreements to extend the expense cap of 3.5% to the 2011, 2012, 2013, 2014 and 2015 fiscal years (“Expense Limitation Agreement”).  On October 29, 2015, the Company and the Adviser agreed, with respect to fiscal year 2016, to lower the expense cap percentage to 3.25% and modify the methodology so that the cap limits the Company’s ratio of expenses to total assets less cash (the “Modified Methodology”), consistent with the asset level used to calculate the base management fee. (The expenses covered by the cap remain unchanged.)  The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2010 through 2019, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  As of October 31, 2018, the Company did not have an investment in an exchange-traded fund.  On October 28, 2016, the Board approved the renewal of the Advisory Agreement for the 2017 fiscal year. The Adviser agreed to continue to waive a portion of the base management fee so that it was reduced to 1.50% for fiscal year 2017.  Furthermore, the Company and the Adviser, similar to fiscal year 2016, agreed on an expense cap for fiscal years 2017 through 2019 of 3.25% under the Modified Methodology.  In addition, the Adviser has agreed, effective November 1, 2017, to a revised management fee structure that ties management fees to the NAV discount1 as follows: (A) If the Company’s NAV discount is greater than 20%, the management fee for the current quarter is reduced to 1.25%; (B) If the NAV discount is between 10% and 20%, the management fee will be 1.50%; and (C) If the NAV discount is less than 10% or eliminated, the 1.50% management fee would be re-examined, but in no event would it exceed 1.75%.

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

At October 31, 2018, approximately 86.45% of total assets represented investments in portfolio companies recorded at fair value (“Fair Value Investments”).

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

Our investments are carried at fair value in accordance with ASC 820. Unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of the Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction.  At October 31, 2018, we did not own restricted or unrestricted securities of any publicly traded company in which we have a majority-owned interest, but did own two securities in which we have a minority-owned interest.

If a security is publicly traded, the fair value is generally equal to the market value based on the closing price on the principal exchange on which the security is primarily traded, unless the security is restricted and in such a case, a discount is applied for the restriction.

For equity securities of Portfolio Companies whose securities are not publicly traded, the Valuation Committee estimates the fair value based on market and/or income approach with value then attributed to equity or equity like securities using the enterprise value waterfall (“Enterprise Value Waterfall”) valuation methodology.  Under the Enterprise Value Waterfall valuation methodology, the Valuation Committee estimates the enterprise fair value of the portfolio company and then waterfalls the enterprise value over the portfolio company’s securities in order of their preference relative to one another.  To assess the enterprise value of the portfolio company, the Valuation Committee weighs some or all of the traditional market valuation methods and factors based on the individual circumstances of the portfolio company in order to estimate the enterprise value.  The methodologies for performing assets may be based on, among other things:  valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, third party valuations of the portfolio company, considering offers from third parties to buy the company, estimating the value to potential strategic buyers and considering the value of recent investments in the equity securities of the portfolio company, and third-party asset and real estate appraisals.  For non-performing assets, the Valuation Committee may estimate the liquidation or collateral value of the portfolio company’s assets.  The Valuation Committee also takes into account historical and anticipated financial results.

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

At October 31, 2018, approximately 86.45% of our total assets represented portfolio investments recorded at fair value.

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

We previously identified a material weakness in our internal control over financial reporting related to the valuation of certain portfolio companies and, as a result of such weakness, our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of October 31, 2014 and October 31, 2015. This contributed to a delay in the filing of certain prior financial statements. The material weakness concerned the design and operating effectiveness of certain valuation related controls associated with investments in certain affiliated or controlled portfolio companies (e.g., MVC Automotive and Trientis). The Company addressed the material weakness through, among other things, adding new controls and enhancing existing controls surrounding the valuation process and financial reporting oversight of various controlled/affiliated portfolio companies.

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

The market for private equity/debt investments can be highly competitive. In some cases, our status as a regulated business development company may hinder our ability to participate in investment opportunities.

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

On October 31, 2018, the Company did not have a net capital loss carryforward. The Company had approximately $85.1 million in unrealized losses as of October 31, 2018.  If we experience an aggregate 50% shift in the ownership of our common stock from shareholder transactions over a three year period (e.g., if a shareholder acquires 5% or more of our outstanding shares of common stock, or if a shareholder who owns 5% or more of our outstanding shares of common stock significantly increases or decreases its investment in the Company), our ability to utilize our capital loss carryforwards to offset future capital gains may be severely limited.  Further, in the event that we are deemed to have failed to meet the requirements to qualify as a RIC, our ability to use our capital loss carryforwards could be adversely affected.   Please see Note 12 of our consolidated financial statements “Tax Matters” for more information.

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

We are subject to market discount risk.

As with any stock, the price of our shares will fluctuate with market conditions and other factors. If shares are sold, the price received may be more or less than the original investment. Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our NAV, but will depend upon the market price of the shares at the time of sale. Since the market price of our shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the shares will trade at, below or above our NAV. Although our shares, from time to time, had traded at a premium to our NAV, in more recent years, our shares have traded at a discount to NAV, which discount may fluctuate over time. Our common stock has historically traded at prices below our net asset value per share and was trading as of October 31, 2018 at an approximately 27.4% discount to NAV. Therefore, shareholders selling their shares will likely have to sell at a significant discount to NAV per share.

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

We have borrowed from and may continue to borrow from, and issue senior debt securities to, banks, insurance companies and other private and public lenders. Lenders of these senior securities have fixed dollar claims on our assets that are superior to the claims of our common shareholders. If the value of our assets increases, then leveraging would cause the NAV attributable to our common stock to increase more sharply than it would have had we not used leverage. Conversely, if the value of our consolidated assets decreases, leveraging would cause the NAV to decline more sharply than it otherwise would have had we not used leverage.

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

As of October 31, 2018, we have outstanding approximately $115.0 million of Senior Notes II (as defined below), due on November 30, 2022.  We also have access to leverage through credit facilities.

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

Credit Facility III (as defined below) imposes certain financial and operating covenants that may restrict a portion of our business activities, including limitations that could hinder our ability to obtain additional financings and in some cases, to increase our dividends.  If we cannot meet these covenants, events of default would arise, which could result in payment of the applicable indebtedness being accelerated and may limit our ability to execute on our investment strategy, as would be the case if we were unable to renew such facility.  Any additional facility we access could also impose additional covenants that could restrict our business activities.  A failure to add new or replacement debt facilities or issue additional debt securities or other evidences of indebtedness could have an adverse effect on our business, financial condition or results of operations.

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

As of October 31, 2018, 1.4% of the Company’s assets consisted of Legacy Investments.  These investments were made pursuant to the Company’s prior investment objective of seeking long-term capital appreciation from venture capital investments in information technology companies. Until a “liquidity event” occurs, i.e., a sale, public offering or merger, these Legacy Investments will remain in the Company’s portfolio.

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

Our officers and directors, and members of the TTG Advisers investment team, may serve other entities, including the PE Fund and Series A of Public Pension Capital, LLC (the “PPC Fund”), the Private Fund and others that operate in the same or similar lines of business as we do. Accordingly, they may have obligations to those entities, the fulfillment of which might not be in the best interests of us or our shareholders. It is possible that new investment opportunities that meet our investment objective may come to the attention of one of the management team members or our officers or directors in his or her role as an officer or director of another entity or as an investment professional associated with that entity, and, if so, such opportunity might not be offered, or otherwise made available, to us.

Additionally, as an investment adviser, TTG Advisers has a fiduciary obligation to act in the best interests of its clients, including us.  To that end, if TTG Advisers manages any additional investment vehicles or client accounts (which includes its current management of the PE Fund and PPC Fund and the Private Fund), TTG Advisers will endeavor to allocate investment opportunities in a fair and equitable manner.  When the investment professionals of TTG Advisers identify an investment, they will have to choose which investment fund should make the investment.  As a result, there may be times when the management team of TTG Advisers has interests that differ from those of our shareholders, giving rise to a conflict.  In an effort to mitigate situations that give rise to such conflicts, TTG Advisers adheres to a policy (which was approved by our Board of Directors) relating to allocation of investment opportunities, which generally requires, among other things, that TTG Advisers continue to offer the Company MVC Targeted Investments that are not Non-Diversified Investments.  For more information on the allocation policy, please see “Our Investment Strategy — Allocation of Investment Opportunities” above.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of portfolio companies and/or in a limited number of industries.  For example, as of October 31, 2018, the fair value of our largest investment, Crius, including its wholly-owned indirect subsidiary, U.S. Gas (collectively, “Crius”) comprised 24.4% of our net assets.  Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may continue to be significantly represented among our investments.  To the extent that we have large positions in the securities of a small number of portfolio companies, we are subject to an increased risk of significant loss should the performance or financial condition of these portfolio companies or their respective industries deteriorate.  We may also be more susceptible to any single economic or regulatory occurrence as a result of holding large positions in a small number of portfolio companies.  See the risk factor below regarding the industry in which Crius operates.

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

Item 4.                   MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.                   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s shares of common stock began to trade on the NYSE on June 26, 2000, under the symbol “MVC.” The Company had 4,323 shareholders on December 14, 2018.

The following table reflects, for the periods indicated, the high and low closing prices per share of the Company’s common stock on the NYSE, by quarter.

	QUARTER ENDED	HIGH	LOW
FISCAL YEAR 2018
	10/31/18	$9.87	$9.05
	07/31/18	$10.11	$9.25
	04/30/18	$10.57	$9.89
	01/31/18	$10.96	$10.50
FISCAL YEAR 2017
	10/31/17	$10.80	$9.82
	07/31/17	$10.40	$8.65
	04/30/17	$9.06	$8.47
	01/31/17	$8.80	$8.24

PERFORMANCE GRAPH

This graph compares the return on our common stock with that of the Standard & Poor’s (“S&P”) 500 Stock Index and the Russell 2000 Financial Index for the fiscal years 2013 through 2018.  The graph assumes that, on October 31, 2013, a person invested $10,000 in each of our common stock, the S&P 500 Stock Index, and the Russell 2000 Financial Index.  The graph measures total shareholder return, which takes into account both changes in stock price and dividends.  It assumes that dividends paid are reinvested in additional shares of our common stock.  Past performance is no guarantee of future results.

Shareholder Return Performance Graph
Five-Year Cumulative Total Return1

(Through October 31, 2018)

1 Total Return includes reinvestment of dividends through October 31, 2018.  Past performance is no guarantee of future results.

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

We may terminate the Plan upon providing written notice to each shareholder participating in the Plan at least 60 days prior to the effective date of such termination. We may also materially amend the Plan at any time upon providing written notice to shareholders participating in the Plan at least 30 days prior to such amendment (except when necessary or appropriate to comply with applicable law or rules and policies of the SEC or other regulatory authority). You may withdraw from the Plan upon providing notice to the Plan Agent. You may obtain additional information about the Plan from the Plan Agent.  Below is a description of our dividends declared during fiscal years 2017 and 2018:

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

For the Quarter Ended October 31, 2018

On October 15, 2018, the Company’s Board of Directors declared a dividend of $0.15 per share.  The dividend was paid on October 31, 2018 to shareholders of record on October 25, 2018 and totaled approximately $2.7 million.

During the quarter ended October 31, 2018, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 9,655 shares of our common stock at an average price of $9.10, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

The Company designated 1.67% of dividends declared and paid during the fiscal year ended October 31, 2018 from net operating income as qualified dividend income under the Jobs Growth and Tax Relief Reconciliation Act of 2003.

Corporate shareholders may be eligible for a dividend received deduction for certain ordinary income distributions paid by the Company. The Company designated 1.67% of dividends declared and paid during the fiscal year ended October 31, 2018 from net operating income as qualifying for the dividends received deduction.  The information necessary to prepare and complete shareholder’s tax returns for the 2018 calendar year will be reported separately on form 1099-DIV, if applicable, in February 2019.

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

PURCHASES OF COMMON STOCK

In fiscal 2018, as part of the Plan, we directed the Plan Agent to purchase a total of 34,698 shares of our common stock for an aggregate amount of $341,237 in the open market in order to satisfy the reinvestment portion of our dividends.  The following chart outlines purchases of our common stock during fiscal 2018.

	Total Number of Shares	Average Price paid Per Share
Quarter Ended	Purchased	Including Commission

10/31/2018	9,655	$9.10
7/31/2018	9,024	$9.52
4/3/2018	8,349	$10.10
1/31/2018	7,670	$10.84

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

On September 17, 2018, the Company’s Board of Directors approved the Company’s implementation of a $10 million stock repurchase program (the “Repurchase Program”).  The program was to be completed by the end of the 2018 calendar year and could consist of an issuer tender offer and/or open market repurchases.  See “Subsequent Events.”  The offer price of any tender offer would be determined prior to the commencement of the offer based upon market and other factors.  In addition, the Company’s Board of Directors directed the Company to pursue an additional $5 million in stock repurchases in the open market in 2019, using a portion of the proceeds of equity monetizations and subject to MVC’s common stock continuing to trade at a significant discount to NAV.  Open market repurchases would be made pursuant to the Company’s unlimited stock repurchase program adopted in 2013. On October 11, 2018, pursuant to the Repurchase Program, the Company entered into a Rule 10b5-1 Stock Repurchase Plan (the “10b5-1 Plan”) that qualifies for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934 (the “Exchange Act”). See the Company’s current report on Form 8-K, filed on October 12, 2018, for further details regarding the 10b5-1 Plan.

The following table represents open-market purchases made under our stock repurchase program for the fiscal years ended October 31, 2013 through fiscal year ended October 31, 2018.

			Total Number of Shares
		Average Price Paid per	Purchased as Part of	Approximate Dollar Value
	Total Number of Shares	Share including	Publicly Announced	of Shares Purchased Under
Period *	Purchased	commission	Program	the Program
For the Year Ended October 31, 2013	1,299,294	$12.83	1,299,294	$16,673,207
For the Year Ended October 31, 2014	310,706	$13.24	1,610,000	$4,114,967
For the Year Ended October 31, 2015	—	—	1,610,000	—
For the Year Ended October 31, 2016	146,409	$8.31	1,756,409	$1,216,746
For the Year Ended October 31, 2017	—	—	—	—
For the Year Ended October 31, 2018	627,724	$9.45	2,384,133	$5,930,011

Total	2,384,133	$11.72	2,384,133	$27,934,931

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

Item 6.                   SELECTED CONSOLIDATED FINANCIAL DATA

Financial information for the fiscal years ended October 31, 2018, 2017, 2016, 2015 and 2014 are derived from the consolidated financial statements.  Quarterly financial information is derived from unaudited financial data, but in the opinion of management, reflects all adjustments

(consisting only of normal recurring adjustments), which are necessary to present fairly the results for such interim periods.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

Selected Consolidated Financial Data

	Year Ended October 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$21,521	$17,273	$32,698	$20,402	$15,311
Fee income	280	1,683	3,255	2,048	1,562
Fee income - asset management	1,084	1,138	1,414	1,249	1,910
Other income	—	10	—	—	1,033

Total operating income	22,885	20,104	37,367	23,699	19,816

Expenses:
Management fee	5,890	6,238	7,590	7,845	8,681
Portfolio fees - asset management	529	609	741	767	986
Management fee - asset management	284	245	319	160	354
Administrative	4,143	4,433	4,253	5,305	3,672
Interest and other borrowing costs	10,739	10,288	10,212	10,230	9,442
Loss on extinguishment of debt	1,783	—	—	—	—
Net Incentive compensation (Note 5)	(2,061)	5,598	(2,030)	(9,757)	(4,750)

Total operating expenses	21,307	27,411	21,085	14,550	18,385

Expense waiver by Advisor	(150)	(150)	(150)	(150)	(150)
Voluntary management fee waiver by Advisor	(2,032)	(1,560)	(1,897)	—	—
Voluntary incentive fee waiver by Advisor	—	—	(1,000)	—	—
Total waiver by adviser	(2,182)	(1,710)	(3,047)	(150)	(150)

Total net operating expenses	19,125	25,701	18,038	14,400	18,235

Net operating income (loss) before taxes	3,760	(5,597)	19,329	9,299	1,581

Tax expense, net	2	2	2	2	2

Net operating income (loss)	3,758	(5,599)	19,327	9,297	1,579

Net realized and unrealized (loss) gain:
Net realized gain (loss) on investments	203	89,896	(45,157)	3,700	16,520
Net unrealized (depreciation) appreciation on investments	(14,494)	(56,973)	28,628	(50,557)	(37,941)

Net realized and unrealized (loss) gain on investments	(14,291)	32,923	(16,529)	(46,857)	(21,421)

Net (decrease) increase in net assets resulting from operations	$(10,533)	$27,324	$2,798	$(37,560)	$(19,842)

Per Share:
Net (decrease) increase in net assets per share resulting from operations	$(0.55)	$1.22	$0.12	$(1.66)	$(0.88)
Dividends per share	$(0.600)	$0.555	$0.710	$0.540	$0.540
Balance Sheet Data:
Portfolio at value	$324,507	$292,525	$360,120	$400,876	$447,630
Portfolio at cost	409,632	363,218	374,712	443,717	439,970
Total assets	347,078	403,409	434,491	516,842	577,713
Shareholders’ equity	226,723	279,489	279,558	294,076	343,903
Shareholders’ equity per share (net asset value)	$12.46	$13.24	$12.39	$12.95	$15.15
Common shares outstanding at period end	18,193	21,114	22,556	22,703	22,703
Other Data:
Number of Investments funded in period	14	7	15	13	24
Investments funded ($) in period	$63,003	$12,650	$43,968	$62,591	$103,671
Repayment/sales in period	22,596	116,012	75,105	65,247	62,508
Net investment activity in period	40,407	(103,362)	(31,137)	(2,656)	41,163

	2018				2017				2016
	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):

Total operating income	5,967	6,211	5,500	5,207	5,490	7,305	3,929	3,380	5,417	8,005	15,855	8,090
Management fee	1,496	1,487	1,496	1,411	1,335	1,393	1,696	1,814	1,721	1,932	1,958	1,979
Portfolio fees - asset management	122	112	148	147	148	146	138	177	183	185	186	187
Management fee - asset management	81	70	66	67	67	67	49	62	72	60	86	101
Administrative	922	1,070	856	1,295	983	804	1,172	1,474	802	1,319	1,174	958
Interest, fees and other borrowing costs	2,238	2,403	2,981	3,117	2,495	2,649	2,606	2,538	2,598	2,488	2,497	2,629
Loss on extinguishment of debt	—	—	—	1,783	—	—	—	—	—	—	—	—
Net Incentive compensation	—	(1,316)	(1,012)	267	(1,224)	5,077	985	760	577	(1,512)	1,135	(2,230)
Total waiver by adviser	(598)	(595)	(599)	(390)	(372)	(386)	(461)	(491)	(467)	(521)	(1,527)	(532)
Tax expense	1	—	1	—	1	—	—	1	1	—	1	—
Net operating income (loss) before net realized and unrealized gains	1,705	2,980	1,563	(2,490)	2,057	(2,445)	(2,256)	(2,955)	(70)	4,054	10,345	4,998
Net (decrease) increase in net assets resulting from operations	(2,220)	(5,870)	(3,393)	950	(4,028)	23,906	3,069	4,377	5,279	(3,536)	6,046	(4,991)
Net (decrease) increase in net assets resulting from operations per share	(0.10)	(0.32)	(0.18)	0.05	(0.17)	1.06	0.14	0.19	0.23	(0.16)	0.26	(0.21)
Net asset value per share	12.46	12.62	13.09	13.42	13.24	13.38	12.45	12.45	12.39	12.27	12.56	12.43

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

The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests and other private equity transactions, among other investments. During the fiscal year ended October 31, 2017, the Company made one new and follow-on investments in four existing portfolio companies totaling approximately $7.5 million.  During the fiscal year ended October 31, 2018, the Company made six new investments and follow-on investments in eight existing portfolio companies totaling approximately $62.3 million.

Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of October 31, 2018, 1.4% of the current fair value of our assets consisted of Legacy Investments. We are, however, managing these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

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

We participate in the private equity business generally by providing privately negotiated long-term debt and/or equity investment capital to small and middle-market companies. Our financings are generally used to fund growth, buyouts, acquisitions, recapitalizations, note purchases and/or bridge financings. We generally invest in private companies, though, from time to time, we may invest in public companies that may lack adequate access to public capital.

We may also seek to achieve our investment objective by establishing a subsidiary or subsidiaries that would serve as general partner to a private equity or other investment fund(s).  In fact, during fiscal year 2006, we established MVC Partners for this purpose.  Furthermore, the Board of Directors authorized the establishment of a PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as the GP and which may raise up to $250 million.  On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund.  The PE Fund closed on approximately $104 million of capital commitments.  The Company’s Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company’s ability to make Non-Diversified Investments through the PE Fund. As previously disclosed, the Company may be restricted in its ability to make Non-Diversified Investments.  For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25% of all management fees and other fees paid by the PE Fund and its portfolio companies and up to 30% of the carried interest generated by the PE Fund.  Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund.  In exchange for providing those services, and pursuant to the Board of Directors’ authorization and direction, TTG Advisers is entitled to receive the balance of the fees and any carried interest generated by the PE Fund and its portfolio companies.  Given this separate arrangement with the GP and the PE Fund, under the terms of the Company’s Advisory Agreement with TTG Advisers, TTG Advisers is not entitled to receive from the Company a management fee or an incentive fee on assets of the Company that are invested in the PE Fund. During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  Previously, MVC Partners was presented as a portfolio company on the Schedule of Investments.  The consolidation of MVC Partners has not had any material effect on the financial position or net results of operations of the Company.  Also, during fiscal year ended October 31, 2014, MVC Turf, Inc. (“MVC Turf”) was consolidated with the Company as MVC Turf was an MVC wholly-owned holding company.  The consolidation of MVC Turf did not have a material effect on the financial position or net results of operations of the Company.  On March 7, 2017, the Company exchanged its shares of MVC Turf for approximately $3.8 million of additional subordinated debt in Turf Products.  MVC Turf is no longer consolidated with the Company.  Please see Note 2 of our consolidated financial statements “Consolidation” for more information.

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

OPERATING INCOME

For the Fiscal Years Ended October 31, 2018, 2017 and 2016. Total operating income was $22.9 million for the fiscal year ended October 31, 2018 and $20.1 million for the fiscal year ended October 31, 2017, an increase of approximately $2.8 million.  Fiscal year 2017 operating income decreased by approximately $17.3 million compared to Fiscal year 2016 operating income of $37.4 million.

For the Fiscal Year Ended October 31, 2018

Total operating income was $22.9 million for the fiscal year ended October 31, 2018. The increase in operating income over the same period last year was primarily due to the increase in dividend income and the increase in interest earned on loans from the Company’s portfolio companies, reflecting the continued transition to the Yield-Focused Strategy.  The Company earned approximately $19.4 million in interest income from investments in portfolio companies.  Of the $19.4 million recorded in interest income, approximately $3.6 million was “payment in kind” interest. The “payment in kind” is computed at the contractual rate specified in each investment agreement and may be added to the principal balance of each investment. The Company’s debt investments yielded annualized rates from 5.0% to 16.0%.  The Company also received fee income from asset management of the PE Fund and its portfolio companies totaling approximately $1.1 million and fee income from the Company’s portfolio companies of approximately $280,000, totaling approximately $1.4 million in fee income.  Of the $1.1 million of fee income from asset management activities, 75% of the income is obligated to be paid to TTG Advisers.  However, under the PE Fund’s agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

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

OPERATING EXPENSES

For the Fiscal Years Ended October 31, 2018, 2017 and 2016.  Net Operating expenses were $19.1 million for the fiscal year ended October 31, 2018 and $25.7 million for the fiscal year ended October 31, 2017, a decrease of $6.6 million.  Fiscal year 2017 operating expenses increased by approximately $7.7 million compared to fiscal year 2016 operating expenses of $18.0 million.

For the Fiscal Year Ended October 31, 2018

Operating expenses, net of the Voluntary Waivers, were approximately $19.1 million or 7.70% of the Company’s average net assets for the fiscal year ended October 31, 2018.  Significant components of operating expenses for the fiscal year ended October 31, 2018 were interest and other borrowing costs of approximately $10.7 million and management fee expense paid by the Company of approximately $3.9 million, which is net of the voluntary management fee waiver of approximately $2.0 million.

The approximately $6.6 million decrease in the Company’s net operating expenses for the fiscal year ended October 31, 2018 compared to the same period in 2017, was primarily due to the approximately $7.7 million decrease in the provision for incentive compensation expense and an approximately $821,000 decrease in management fee expense paid by the Company, including the voluntary management fee waiver.  These decreases were partially offset by increases in interest and other borrowing costs of approximately $452,000 and approximately $1.8 million in unamortized deferred financing fees for the Senior Notes that were expensed at the time they were repaid.  The Company incurred approximately $800,000 of additional interest expense for a brief period during the fiscal year ended October 31, 2018, when both the Senior Notes and Senior Notes II were outstanding at the same time.  Also during the period, the Company recorded approximately $870,000 of additional interest expense associated with the deferred tax liability resulting from the installment sale treatment applied to the realized gain associated with the U.S. Gas note.   The interest expense is required to be paid under IRS Code section 453A.   The $870,000 is comprised of the calculated interest expense for fiscal year 2017 as well as an estimate for the fiscal year ended October 31, 2018.   The Company has discussed with the IRS whether the IRS would be willing to issue a ruling to the Company that the Company is not liable for this interest expense given its “pass-through” status as a Regulated Investment Company.  The Company has not yet received a response from the IRS, but has determined to record the associated interest expense during the period.  The portfolio fees - asset management are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  On October 31, 2017, the Board approved the renewal of the Advisory Agreement for the 2018 fiscal year. The Company and the Adviser agreed on an expense cap for fiscal 2017 of 3.25% under the Modified Methodology.  For fiscal years 2018 and 2019, the Adviser has agreed to continue the 3.25% expense cap under the Modified Methodology.  The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio

Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2010 through 2018, TTG Advisers voluntarily agreed to extend the Voluntary Waiver.  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  As of October 31, 2018, the Company did not have an investment in an exchange traded fund.  Under the Modified Methodology, for the fiscal year ended October 31, 2018, the Company’s annualized expense ratio was 2.70%, (taking into account the same carve outs as those applicable to the expense cap).  In addition, the Adviser agreed, effective November 1, 2017, to a revised management fee structure that ties management fees to the NAV discount2 as follows: (A) If the Company’s NAV discount is greater than 20%, the management fee for the current quarter is reduced to 1.25%; (B) If the NAV discount is between 10% and 20%, the management fee will be 1.50%; and (C) If the NAV discount is less than 10% or eliminated, the 1.50% management fee would be re-examined, but in no event would it exceed 1.75%.  For the quarter ended October 31, 2018, the effective management fee was 1.25%.

Pursuant to the terms of the Advisory Agreement, during the fiscal year ended October 31, 2018, the provision for incentive compensation was decreased by a net amount of approximately $2.1 million to $0, including both the pre-incentive fee net operating income (the “Income Incentive Fee”) and the capital gain incentive fee.  The net decrease in the provision for incentive compensation reflects the realized loss on the U.S. Gas loan, the realized gain on the Centile equity and the Valuation Committee’s determination to decrease the fair values of sixteen of the Company’s portfolio investments (Advantage, Dukane, Equus, HTI, Initials, JSC Tekers, MVC Environmental, RuMe, Security Holdings, Trientis, Turf, U.S. Gas, SCSD, U.S. Tech, Centile escrow and Crius) by a total of approximately $23.7 million.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of five of the Company’s portfolio investments (Centile, Custom Alloy, Highpoint, Legal Solutions and MVC Automotive) by a total of approximately $8.1 million.  Also, for the quarter ended October 31, 2018, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income for the quarter did not exceed the hurdle rate.  As discussed in “Realized Gains and Losses on Portfolio Securities,” on July 5, 2017, the Company realized a gain of approximately $115.9 million from the sale of U.S. Gas (the U.S. Gas Sale”). Under the Advisory Agreement, this transaction triggered an incentive compensation payment obligation to TTG Advisers, which payment, under the Advisory Agreement, was not required to be made until soon after the completion of the audit of the fiscal 2017 financials. The fiscal 2017 incentive fee payment obligation to TTG Advisers was approximately $4.4 million. The portion of the payment obligation attributable to the cash portion of the realized gain, $1.9 million, was paid following the audit of the fiscal 2017 financials per the Advisory Agreement.  Please see Note 5 of our consolidated financial statements “Incentive Compensation” for more information, particularly on the deferred collection of the incentive fee payment on the Deferred Portion (defined below). For fiscal years ending on October 31, 2019 and October 31, 2020, the Adviser agreed to voluntarily modify the calculation of the Income Incentive Fee so that the fee accrued shall equal the lesser of: (i) the amount of the Income Incentive Fee computed and determined quarterly as currently set forth in the Advisory Agreement; and (ii) the amount of the Income Incentive Fee computed and

2 The NAV discount referred to herein is the average daily discount to NAV for a quarter.  The discount is determined using the most recently determined NAV per share, which is typically the prior quarter end’s NAV per share and the Company stock closing price on any given day for the quarter.

determined on an annual basis (in lieu of quarterly). Further, regardless of the amount of Income Incentive Fee computed or accrued, the Adviser agreed to defer collection of any Income Incentive Fee due and payable for the fiscal year until after the completion of the annual audit for such fiscal year.

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

Pursuant to the terms of the Advisory Agreement, during the fiscal year ended October 31, 2017, the provision for incentive compensation was increased by a net amount of approximately $4.5 million to approximately $6.4 million, including both the pre-incentive fee net operating income and the capital gains incentive fee.  The net increase in the provision for incentive compensation during the fiscal year ended October 31, 2017, primarily reflects the realized gain from the sale of U.S. Gas above the October 31, 2016 fair value and the Valuation Committee’s determination to increase the fair values of twelve of the Company’s portfolio investments (Advantage, Centile, Custom Alloy, Dukane, JSC Tekers, Legal Solutions, Morey’s, MVC Automotive, Pride, Quantum, U.S. Tech and Equus) by a total of approximately $14.1 million. The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of eleven of the Company’s portfolio investments (BAC, HTI, Initials, MVC Environmental, RuMe, Turf, SCSD, Vestal, Security Holdings, SGDA Europe and Crius) by a total of approximately $14.5 million.  Also, for the quarter ended October 31, 2017, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income for the quarter did not exceed the hurdle rate.  On July 5, 2017 and as discussed in “Realized Gains and Losses on Portfolio Securities,” the Company realized a gain of $115.9 million from the sale of U.S. Gas (the U.S. Gas Sale”). Under the Advisory Agreement, this transaction triggered an incentive compensation payment obligation to TTG Advisers, which payment, under the Advisory Agreement, was not required to be made until soon after the completion of the audit of the fiscal 2017 financials in this Report. The fiscal 2017 incentive fee payment obligation to TTG Advisers was approximately $4.4 million. The Adviser has voluntarily agreed to defer the timing for collection of the portion of this payment obligation attributable to the portions of the proceeds of the U.S. Gas Sale not represented by cash proceeds (the “Deferred Portion”).  There has not been a definitive determination as to the timing of the ultimate collection of the Deferred Portion.  Please see Note 5 of our consolidated financial statements “Incentive Compensation” for more information.

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

REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES

For the Fiscal Years Ended October 31, 2018, 2017 and 2016. Net realized gains for the fiscal years ended October 31, 2018 and 2017 were approximately $203,000 and approximately $89.9 million, respectively, a decrease of approximately $89.7 million.  Net realized losses for the fiscal year ended October 31, 2016 were $45.2 million.

For the Fiscal Year Ended October 31, 2018

Net realized gains for the fiscal year ended October 31, 2018 were approximately $203,000.  The Company’s net realized gains were primarily due to the realized gain on the sale of the Centile common equity of approximately $3.5 million, which was partially offset by the realized loss of approximately $3.0 million on the U.S. Gas second lien loan due to a working capital adjustment.  The second lien loan is still subject to indemnification adjustments.

During the fiscal year ended October 31, 2018, the Company also recorded net realized losses of approximately $95,000 from the sale of certain short-term investments and net realized losses of approximately $223,000 from its escrow receivables.

For the Fiscal Year Ended October 31, 2017

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

For the Fiscal Year Ended October 31, 2016

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

UNREALIZED APPRECIATION AND DEPRECIATION ON PORTFOLIO SECURITIES

For the Fiscal Years Ended October 31, 2018, 2017 and 2016. The Company had a net change in unrealized depreciation on portfolio investments for fiscal years ended October 31, 2018 and 2017 of approximately $14.5 million and $57.0 million, respectively, a decrease of approximately $42.5 million.  The Company had a net change in unrealized appreciation on portfolio investments of $28.6 million for the fiscal year ended October 31, 2016.

For the Fiscal Year Ended October 31, 2018

The Company had a net change in unrealized depreciation on portfolio investments of approximately $14.5 million for the fiscal year ended October 31, 2018.  The net change in unrealized depreciation for the fiscal year ended October 31, 2018 was the result of the reversal of the unrealized appreciation on the Centile equity interest of approximately $3.3 million (as a result of the Company’s sale of the Centile equity interest) and the Valuation Committee determination to decrease the fair value of the Company’s investments in: Advantage preferred stock by approximately $61,000, Dukane loan by approximately $29,000, Foliofn preferred stock by $414,000, HTI loan by approximately $80,000, Initials loan by approximately $2.5 million, JSC Tekers preferred stock by approximately $117,000, MVC Environmental loan and letter of credit by a total of approximately $6.4 million, RuMe series B-1 preferred stock, series C preferred stock, common stock, letters of credit and warrants by a total of approximately $3.7 million, Security

Holdings equity interest and letter of credit by a total of $685,000, Trientis loan and warrant by a total of approximately $932,000,  Turf loans by approximately $319,000, U.S. Gas loan by approximately $1.1 million, SCSD common stock by approximately $134,000 and the U.S. Tech loan by $55,000.  The market values of Crius and Equus decreased by approximately $5.3 million and $2.1 million, respectively.  These changes in unrealized depreciation were partially off-set by the Valuation Committee determination to increase the fair value of the Company’s investments in: Centile equity interest by $491,000, Custom Alloy second lien loan, series A preferred stock, series B preferred stock, series C preferred stock and letter of credits by a total of approximately $6.0 million, Highpoint loan by approximately $150,000, Legal Solutions loan by approximately $3,500, MVC Automotive equity interest by approximately $1.5 million and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $2.2 million.

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

PORTFOLIO INVESTMENTS

For the Fiscal Years Ended October 31, 2018 and October 31, 2017.  The cost of the portfolio investments held by the Company at October 31, 2018 and at October 31, 2017 was $409.6 million and $363.2 million, respectively, a decrease of $46.4 million.  The aggregate fair value of portfolio investments at October 31, 2018 and at October 31, 2017 was $324.5 million and $292.5 million, respectively, an increase of approximately $32.0 million.  The cost and fair value of cash, restricted cash and cash equivalents held by the Company at October 31, 2018 and October 31, 2017 was $15.9 million and $106.7 million, respectively, representing a decrease of approximately $90.8 million.

For the Fiscal Year Ended October 31, 2018

During the fiscal year ended October 31, 2018, the Company made six new investments, committing capital that totaled approximately $41.5 million.  Pursuant to an exemptive order received by the Company from the SEC (the “Order”), that allows the Company to co-invest, subject to certain conditions, with certain affiliated private funds as described in the Order, each of the Company and the Private Fund co-invested in Essner ($3.7 million investment for the Company), Black Diamond ($7.5 million investment for the Company), Apex ($15.0 million investment for the Company) and Array ($6.0 million investment for the Company), Tuf-Tug ($5.6 million investment for the Company) and Tin Roof ($3.7 million investment for the Company).

During the fiscal year ended October 31, 2018, the Company made follow-on investments in eight portfolio companies that totaled approximately $20.8 million.  On November 8, 2017, the Company loaned an additional $1.5 million to SCSD in the form of a senior secured loan.  The loan has an interest rate of 12% and a maturity date of November 7, 2020.  On December 21, 2017, the Company loaned approximately $526,000 to Initials increasing the senior subordinated loan amount to approximately $5.3 million.  On December 22, 2017, the Company loaned $1.4 million to Turf in the form of a third lien loan.  The loan has an interest rate of 10% and a maturity date of August 7, 2020.  On February 28, 2018, the Company committed $6.0 million to Custom Alloy in the form of a first lien loan with an interest rate of 10% and a maturity date of October 31, 2018.  The funded amount as of October 31, 2018, net of repayments, was approximately $539,000 with no additional borrowings available on the commitment.  On March 19, 2018, the Company invested approximately $68,000 in Trientis for a warrant.  On March 22, 2018, the Company loaned approximately $2.3 million to MVC Automotive increasing the bridge loan amount to approximately $7.1 million and extending the maturity date to June 30, 2019. On April 10, 2018, the Company loaned approximately $308,000 to Security Holdings, increasing the bridge loan amount to approximately $4.7 million. On May 30, 2018, the Company loaned an additional $4.8 million to Security Holdings in the form of a senior subordinated loan and provided a 3.3 million Euro letter of credit.  The loan has an annual interest rate of 12.45% and a maturity date of May 31, 2020.  During the fiscal year ended October 31, 2018, the Company loaned approximately $3.6 million to RuMe, increasing the subordinated loan amount to approximately $3.3 million and the revolver balance to approximately $1.5 million.

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

On November 29, 2017, the Company received a principal payment of $3.0 million from Dukane resulting in an outstanding balance of approximately $4.4 million as of October 31, 2018.

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

On July 31, 2018, the Company sold its interest in Centile and received cash proceeds of approximately $5.8 million at closing.  An additional $1.2 million of proceeds are held in escrow for 15 months from the closing.  Assuming the full receipt of all escrow proceeds, the sale of Centile will result in a realized gain of approximately $3.5 million.

On October 31, 2018, the Custom Alloy $1.4 million letter of credit was drawn upon, which resulted in the Company receiving a $1.4 million term note with a 15% interest rate and a maturity date of October 31, 2021.

During the fiscal year ended October 31, 2018 Turf made principal payments totaling $210,000 on its third lien loan.

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

During the quarter ended October 31, 2018, the Valuation Committee increased the fair value of the Company’s investments in: Custom Alloy second lien loan, series A preferred stock, series B preferred stock, series C preferred stock and letters of credit by a total of approximately $2.4 million, Dukane loan by approximately $300, Foliofn preferred stock by $310,000, Highpoint loan by approximately $51,000, Legal Solutions loan by approximately $900, Turf loans by approximately $52,000 and the Centile escrow by approximately $34,000 that was recorded as a realized gain.  In addition, increases in the cost basis of the loans to Trientis, HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Array, Black Diamond, Tuf-Tug and Security Holdings were due to the capitalization of PIK interest totaling $927,705.  The Valuation Committee also decreased the fair value of the Company’s investments in: HTI loan by approximately $144,000, Initials loan by approximately $2.2 million, JSC Tekers Holdings preferred stock by $157,000, MVC Automotive equity interest by $442,000, MVC Environmental loan and letter of credit by a total of approximately $966,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $218,000, RuMe series B-1 preferred stock, series C preferred stock, common stock, letters of credit and warrants by a total of approximately $691,000, Security Holdings equity interest and letter of credit by a total of $747,000, Trientis loan and warrant by a total of approximately $932,000 and the U.S. Gas loan by approximately $179,000.

During the fiscal year ended October 31, 2018, the Valuation Committee increased the fair value of the Company’s investments in: Centile equity interest by $491,000, Custom Alloy second lien loan, series A preferred stock, series B preferred stock and series C preferred stock by a total of approximately $6.0 million, Highpoint loan by approximately $150,000, Legal Solutions loan by approximately $3,500, MVC Automotive equity interest by approximately $1.5 million and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $2.2 million. In addition, increases in the cost basis of the loans to HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Initials, Array, Trientis, Black Diamond, Tuf-Tug and Security Holdings were due to the capitalization of PIK interest totaling $3,172,533  The Valuation Committee also decreased the fair value of the Company’s investments in: Advantage preferred stock by approximately $61,000, Dukane loan by approximately $29,000,

Foliofn preferred stock by $414,000, HTI loan by approximately $80,000, Initials loan by approximately $2.5 million, JSC Tekers preferred stock by approximately $117,000, MVC Environmental loan and letter of credit by a total of approximately $6.4 million, RuMe series B-1 preferred stock, series C preferred stock, common stock, letters of credit and warrants by a total of approximately $3.7 million, Security Holdings equity interest and letter of credit by a total of $685,000, Trientis loan and warrant by a total of approximately $932,000,  Turf loans by approximately $319,000, U.S. Gas loan by approximately $1.1 million, SCSD common stock by approximately $134,000, U.S. Tech loan by $55,000 and the Centile escrow by approximately $223,000 that was recorded as a realized loss.

At October 31, 2018, the fair value of all portfolio investments, exclusive of escrow receivables, was $324.5 million with a cost basis of $409.6 million.  At October 31, 2018, the fair value and cost basis of investments made by the Company’s former management team pursuant to the prior investment objective (“Legacy Investments”) was $5.0 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $319.5 million and $394.6 million, respectively.  At October 31, 2017, the fair value of all portfolio investments was $292.5 million with a cost basis of $363.2 million.  At October 31, 2017, the fair value and cost basis of Legacy Investments was $5.4 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $287.1 million and $348.2 million, respectively.

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

On June 8, 2017, the Company received total proceeds of approximately $18.1 million for the repayment of the outstanding Biogenic loans.  The total proceeds include repayment of all outstanding principal and a substantial portion of the unpaid accrued interest related to the loans that were previously reserved against in full beginning on April 1, 2016.  The warrants, which were  part of this transaction, resulted in a realized loss of approximately $620,000.

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

Portfolio Companies

During the fiscal year ended October 31, 2018, the Company had investments in the following portfolio companies:

Advantage Insurance Inc.

Advantage, Puerto Rico, is a provider of specialty insurance, reinsurance and related services to business owners and high net worth individuals.

At October 31, 2017, the Company’s investment in Advantage consisted of 750,000 shares of preferred stock at a cost basis of $7.5 million and a fair value of approximately $8.9 million.

During the fiscal year ended October 31, 2018, the Valuation Committee decreased the fair value of the preferred stock by approximately $61,000.

At October 31, 2018, the Company’s investment in Advantage consisted of 750,000 shares of preferred stock at a cost basis of $7.5 million and a fair value of approximately $8.8 million.

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

At October 31, 2018, the Company’s investment in Apex consisted of a first lien loan with an outstanding amount of approximately $15.0 million, a cost basis of approximately $14.9 million and a fair value of approximately $15.0 million.

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

At October 31, 2018, the Company’s investment in Array consisted of a second lien loan with an outstanding amount of approximately $6.1 million, a cost basis of approximately $6.0 million and a fair value of approximately $6.1 million and a warrant with a cost basis and fair value of $0.

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

At October 31, 2018, the Company’s investment in Black Diamond consisted of a second lien loan with an outstanding amount of approximately $7.5 million, a cost basis of approximately $7.1 million and a fair value of approximately $7.2 million and a warrant with a cost basis and fair value of approximately $401,000.

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

During the fiscal year ended October 31, 2018, the Valuation Committee increased the fair value of the common equity interest by approximately $491,000.

On July 31, 2018, the Company sold its interest in Centile receiving cash proceeds of approximately $5.8 million at closing.  An additional $1.2 million of proceeds are held in escrow for 15 months from the closing.  Assuming the full receipt of all escrow proceeds, the sale of Centile will result in a realized gain of approximately $3.5 million

At October 31, 2018, the Company no longer held an investment in Centile.

Crius Energy Trust

Crius, Toronto, Canada, is a leading retail energy marketer.

At October 31, 2017, the Company’s investment in Crius consisted of 3,282,982 equity units at a cost of approximately $25.9 million and a fair value of approximately $21.0 million.

During the fiscal year ended October 31, 2018, the Company sold 100 units resulting in a realized loss of approximately $300.

At October 31, 2018, the Company’s investment in Crius consisted of 3,282,882 equity units at a cost of approximately $25.9 million and a market value of approximately $15.7 million.

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

On February 28, 2018, the Company committed $6.0 million to Custom Alloy in the form of a first lien loan with an interest rate of 10% and a maturity date of October 31, 2018.  The funded amount as of October 31, 2018 was approximately $539,000 with no additional borrowings on the commitment.

On October 31, 2018, the Custom Alloy $1.4 million letter of credit was drawn upon, which resulted in a $1.4 million term note with a 15% interest rate and a maturity date of October 31, 2021.

During the fiscal year ended October 31, 2018, the Valuation Committee increased the fair value of the second lien loan by approximately $425,000, the series A preferred stock by approximately $672,000, the series B preferred stock by approximately $1.1 million, the series C preferred stock by approximately $3.7 million and the $2.0 million letter of credit by approximately $108,000.

At October 31, 2018, the Company’s investment in Custom Alloy consisted of a second lien loan with a cost basis of approximately $3.2 million, an outstanding balance and fair value of approximately $3.5 million, first lien loan with an outstanding balance, cost basis and fair value of approximately $539,000, term note with an outstanding balance, cost basis and fair value of approximately $1.4 million, series A preferred stock with a cost basis of $3.0 million and a fair value of approximately $3.7 million, series B preferred stock with a cost basis of approximately $5.7 million and a fair value of approximately $6.4 million, series C preferred stock with a cost basis of approximately $17.9 million and a fair value of approximately $13.9 million.   The letter of credit had a fair value of approximately -$15,000 or a liability of approximately $15,000.

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

During the fiscal year ended October 31, 2018, the Valuation Committee decreased the fair value of the loan by approximately $29,000.

At October 31, 2018, the Company’s investment in Dukane consisted of a second lien loan with an outstanding amount of approximately $4.4 million, a cost basis of approximately $4.3 million and a fair value of approximately $4.4 million.

Essner Manufacturing LP

Essner, Ft. Worth, Texas, manufactures and supplies complex assemblies, machined parts and precision sheet metal components to aerospace suppliers.

On December 20, 2017, pursuant to the Order, each of the Company and the Private Fund co-invested in 5-year first lien notes issued by Essner.  The Company and the Private Fund invested $3.67 million and $1.3 million, respectively, in such notes (paying interest between 10.5% and 11.5% over the life of the notes with a maturity date of December 20, 2022).  In accordance with the conditions of the Order, the Board, including a majority of the Independent Directors, approved, in advance, the Company’s investment in the loan.

At October 31, 2018, the Company’s investment in Essner consisted of a first lien loan with an outstanding amount of approximately $3.7 million, a cost basis of approximately $3.6 million and a fair value of approximately $3.7 million.

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

At October 31, 2018, the Company’s investment in Equus consisted of 4,444,644 shares of common stock with a cost of approximately $10.0 million and a market value of approximately $8.7 million.

FDS, Inc.

FDS, Fort Worth, TX, is a data service provider.

At October 31, 2017, the Company’s investment in FDS consisted of a senior subordinated loan with an outstanding amount, cost basis and fair value of $2.4 million.  The loan had an interest rate of 12% and a maturity date of November 30, 2017.

On February 9, 2018, FDS repaid its loan in full including all accrued interest.

At October 31, 2018, the Company no longer held an investment in FDS.

Foliofn, Inc.

Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.

At October 31, 2017, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of approximately $5.4 million.

During the fiscal year ended October 31, 2018, the Valuation Committee decreased the fair value of the preferred stock by $414,000.

At October 31, 2018, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of approximately $5.0 million.

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

During the fiscal year ended October 31, 2018, the Valuation Committee increased the fair value of the loan by approximately $150,000.

At October 31, 2018, the Company’s investment in Highpoint consisted of a second lien loan with an outstanding amount of approximately $5.1 million, a cost basis of approximately $5.0 million and a fair value of approximately $5.1 million.

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

During the fiscal year ended October 31, 2018, the maturity was extended to June 21, 2019.

During the fiscal year ended October 31, 2018, the Valuation Committee decreased the fair value of the loan by approximately $80,000.

At October 31, 2018, the Company’s investment in HTI consisted of a second lien loan with an outstanding amount and cost basis of approximately $10.1 million and a fair value of approximately $9.9 million.

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

During the fiscal year ended October 31, 2018, the Valuation Committee decreased the fair value of the loan by approximately $2.5 million.

At October 31, 2018, the Company’s investment in Initials consisted of a senior subordinated loan with an outstanding amount and cost basis of approximately $5.6 million and a fair value of approximately $2.7 million. The Company reserved in full against all of the accrued interest starting June 23, 2018.

JSC Tekers Holdings

JSC Tekers, Latvia, is a company focused on real estate management.

At October 31, 2017, the Company’s investment in JSC Tekers consisted of 9,159,085 shares of preferred stock with a cost basis of $11.8 million and a fair value of $4.2 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $0.

During the fiscal year ended October 31, 2018, the Valuation Committee decreased the fair value of the preferred stock by $117,000.

At October 31, 2018, the Company’s investment in JSC Tekers consisted of 9,159,085 shares of preferred stock with a cost basis of $11.8 million and a fair value of $4.1 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $0.

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

During the fiscal year ended October 31, 2018, the Valuation Committee increased the fair value of the loan by approximately $3,500.

During the fiscal year ended October 31, 2018, the maturity was extended to March 18, 2020.

At October 31, 2018, the Company’s investment in Legal Solutions consisted of a senior subordinated loan with an outstanding balance and cost basis of approximately $11.8 million and a fair value of approximately $11.9 million.

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

Effective October 1, 2018, the interest rate on the loan was reduced to 13%.

During the fiscal year ended October 31, 2018, the maturity was extended to August 12, 2022.

At October 31, 2018, the loan had an outstanding balance, cost basis and a fair value of $16.5 million.

MVC Automotive Group GmbH

MVC Automotive, an Austrian-based holding company, owns and operates ten Ford, Jaguar, Land Rover, Mazda, and Volvo dealerships located in Austria and the Czech Republic.

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

During the fiscal year ended October 31, 2018, the Valuation Committee increased the fair value of the equity interest by approximately $1.5 million.

At October 31, 2018, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of approximately $51.2 million and a fair value of approximately $18.9 million and a bridge loan with an outstanding amount, cost basis and fair value of approximately $7.1 million.  The mortgage guarantee for MVC Automotive was equivalent to approximately $6.2 million at October 31, 2018.  This guarantee was taken into account in the valuation of MVC Automotive.

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

During the fiscal year ended October 31, 2018, the Valuation Committee decreased the fair value of the loan by approximately $4.0 million and the letter of credit by approximately $2.4 million.

At October 31, 2018, the Company’s investment in MVC Environmental consisted of common stock with a cost basis of approximately $3.1 million and a fair value of approximately $0, a senior secured loan with an outstanding balance and cost basis of $6.9 million and a fair value of approximately $875,000 and a letter of credit with a fair value of approximately -$2.4 million or a liability of $2.4 million.  David Williams, representative of the Company, serve as a director of MVC Environmental.

MVC Private Equity Fund, L.P.

MVC Private Equity Fund, L.P., Purchase, New York, is a private equity fund focused on control equity investments in the lower middle market.  MVC GP II, an indirect wholly-owned subsidiary of the Company, serves as the GP to the PE Fund and is exempt from the requirement to register with the Securities and Exchange Commission as an investment adviser under Section 203 of the Investment Advisers Act of 1940.  MVC GP II is wholly-owned by MVCFS, a subsidiary of the Company.  The Company’s Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company’s ability to participate in Non-

Diversified Investments made by the PE Fund. As previously disclosed, the Company is limited in its ability to make Non-Diversified Investments.  For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25% of all management fees and other fees paid by the PE Fund and its portfolio companies and up to 30% of the carried interest generated by the PE Fund.  Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund.  In exchange for providing those services, and pursuant to the Board of Directors’ authorization and direction, TTG Advisers is entitled to the remaining 75% of the management and other fees generated by the PE Fund and its portfolio companies and any carried interest generated by the PE Fund.  A significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.  Given this separate arrangement with the GP and the PE Fund, under the terms of the Company’s Advisory Agreement with TTG Advisers, TTG Advisers is not entitled to receive from the Company a management fee or an incentive fee on assets of the Company that are invested in the PE Fund.  The PE Fund’s term will end on October 29, 2016; unless the GP, in its sole discretion, extends the term of the PE Fund for two additional periods of one year each.

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

During the fiscal year ended October 31, 2018, the Valuation Committee increased the fair values of the limited partnership and general partnership interests by a total of approximately $2.2 million.

At October 31, 2018, the limited partnership interest in the PE Fund had a cost of approximately $11.5 million and a fair value of approximately $20.0 million.  The Company’s general partnership interest in the PE Fund had a cost basis of approximately $292,000 and a fair value of approximately $501,000.  As of October 31, 2018, the PE Fund had investments in Plymouth Rock Energy, LLC, Gibdock Limited, Focus Pointe Holdings, Inc. and Advanced Oilfield Services, LLC.

RuMe, Inc.

RuMe, Denver, Colorado, produces functional and affordable products for the environmentally and socially-conscious consumer reducing dependence on single-use products.

At October 31, 2017, the Company’s investment in RuMe consisted of 5,297,548 shares of common stock with a cost basis of approximately $924,000 and a fair value of $402,000, 4,999,076 shares of series B-1 preferred stock with a cost basis of approximately $1.0 million and a fair value of approximately $2.0 million, 23,896,634 shares of series C preferred stock with a cost basis of approximately $3.4 million and a fair value of approximately $5.2 million and a subordinated note with an outstanding balance, cost basis and a fair value of approximately $992,000. The warrants have a cost basis of approximately $336,000 and a fair value of approximately $1.4 million, the guarantee was fair valued at approximately -$197,000 or a liability of approximately $197,000 and the letter of credit was fair valued at approximately -$345,000 or a liability of approximately $345,000. The subordinated note has an interest rate of 10% PIK and a maturity date of September 22, 2019.

During the fiscal year ended October 31, 2018, the Company loaned approximately $3.6 million to RuMe, increasing the subordinated loan amount to approximately $3.3 million and the revolver balance to approximately $1.5 million.  The new maturity date for the loan and revolver is March 31, 2020.

During the fiscal year ended October 31, 2018, the Valuation Committee decreased the fair value of the common stock by approximately $402,000, the series B-1 preferred stock by approximately $267,000, the series C preferred stock by approximately $1.8 million and the warrants by a total or approximately $1.4 million.  The Valuation Committee also increased the guarantee by approximately $90,000 and the letter of credit by approximately $72,000.

At October 31, 2018, the Company’s investment in RuMe consisted of 5,297,548 shares of common stock with a cost basis of approximately $924,000 and a fair value of $0, 4,999,076 shares of series B-1 preferred stock with a cost basis of approximately $1.0 million and a fair value of approximately $1.7 million, 23,896,634 shares of series C preferred stock with a cost basis and a fair value of approximately $3.4 million, a revolver with an outstanding balance, cost basis and fair value of approximately $1.5 million and a subordinated note with an outstanding balance, cost basis and a fair value of approximately $3.3 million. The warrants have a cost basis of approximately $336,000 and a fair value of $0, the guarantee was fair valued at approximately -$107,000 or a liability of approximately $107,000 and the letter of credit was fair valued at approximately -$273,000 or a liability of approximately $273,000.

Shivani Khurana and Christopher Ferguson, representatives of the Company, serve as directors of RuMe.

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

During the fiscal year ended October 31, 2018, the Valuation Committee decreased the fair value of the common equity interest and letter of credit by a total of $685,000.

At October 31, 2018, the Company’s investment in Security Holdings consisted of common equity interest with a cost basis of approximately $51.2 million and a fair value of approximately $31.3 million, a bridge loan with an outstanding balance, cost basis and fair value of approximately $4.7 million, a senior subordinated loan with an outstanding balance, cost basis and fair value of approximately $5.0 million and a letter of credit with a fair value of approximately -$87,000 or a liability of $87,000.

Puneet Sanan, a representative of the Company, serves as a director of Security Holdings.

Tin Roof Software, LLC

Tin Roof, Atlanta, Georgia, provides enterprise software development solutions and services to a variety of Fortune 500 clients.

On October 2, 2018, pursuant to the Order, each of the Company and the Private Fund co-invested in second lien notes issued by Tin Roof.  The Company and the Private Fund invested $3.7 million and $1.3 million, respectively, in such notes with an interest rate of 14.5% and a maturity date of April 1, 2024. In accordance with the conditions of the Order, the Board, including a majority of the Independent Directors, approved, in advance, the Company’s investment in the loan.

At October 31, 2018, the Company’s investment in Tin Roof consisted of a second lien loan with an outstanding balance, a cost basis and a fair value of approximately $3.7 million.

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

During the fiscal year ended October 31, 2018, the assets and liabilities of SGDA Europe were transferred to a new holding company, Trientis GmbH to achieve operating efficiencies.

On March 19, 2018, the Company invested approximately $68,000 in Trientis for a warrant.

During the fiscal year ended October 31, 2018, the Valuation Committee decreased the fair value of the loan and warrant by a total of $932,000.

At October 31, 2018, the Company’s investment in Trientis consisted of a first lien loan with an outstanding balance and cost basis of approximately $1.2 million and a fair value of approximately $385,000 and a warrant with a cost basis of approximately $68,000 and a fair value of $0.

Tuf-Tug Inc.

Tuf-Tug, Moraine, Ohio, is a designer and manufacturer of fall protection and rigging gear.

On August 24, 2018, pursuant to the Order, each of the Company and the Private Fund co-invested in second lien notes and common stock issued by Tuf-Tug.  The Company and the Private Fund invested approximately $4.9 million and approximately $1.6 million, respectively, in such notes, with an interest rate of 13% and a maturity date of February 24, 2024, and $750,000 and $250,000, respectively, in shares of common stock. In accordance with the conditions of the Order, the Board, including a majority of the Independent Directors, approved, in advance, the Company’s investment in the loan and common stock.

At October 31, 2018, the Company’s investment in Tuf-Tug consisted of a second lien loan with an outstanding balance of approximately $4.9 million, a cost basis of approximately $4.8 million and a fair value of approximately $4.9 million and 24.6 shares of common stock with a cost basis and fair value of approximately $750,000.

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

During the fiscal year ended October 31, 2018, Turf made principal payments totaling $210,000 on its third lien loan.

During the fiscal year ended October 31, 2018, the Valuation Committee decreased the fair value of the senior subordinated loan by approximately $266,000 and the fair value of the third lien loan by approximately $53,000.

At October 31, 2018, the senior subordinated loan had an outstanding balance and cost basis of approximately $7.7 million and a fair value of approximately $7.3 million, the third lien loan had an outstanding balance and cost basis of approximately $1.2 million and a fair value of approximately $1.1 million.

United States Technologies, Inc.

U.S. Technologies, Fairlawn, New Jersey, offers diagnostic testing, redesign, manufacturing, reverse engineering and repair services for malfunctioning electronic components of machinery and equipment.

At October 31, 2017, the Company’s investment in U.S. Technologies consisted of a senior term loan with an outstanding amount and cost basis of approximately $5.5 million and a fair value of approximately $5.6 million.  The loan has an interest rate of 10.5% and matures on July 17, 2020.

During the fiscal year ended October 31, 2018, the Valuation Committee decreased the fair value of the loan by $55,000.

At October 31, 2018, the senior term loan had an outstanding amount, cost basis and fair value of approximately $5.5 million.

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

During the fiscal year ended October 31, 2018, the Valuation Committee decreased the fair value of the loan by approximately $1.1 million.

At October 31, 2018, the Company’s investment in U.S. Gas, an indirect subsidiary of Crius, consisted of a second lien loan with an outstanding balance and cost basis of approximately $37.5 million and a fair value of approximately $39.5 million.

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

During the fiscal year ended October 31, 2018, the maturity dates for the secured loan and senior secured loan were extended to April 30, 2020.

During the fiscal year ended October 31, 2018, the Valuation Committee decreased the fair value of the common stock by approximately $134,000.

At October 31, 2018, the Company’s investment in SCSD consisted of 784 shares of class B common stock with a cost basis of approximately $5.5 million and a fair value of approximately $5.4 million.  The secured loan and the senior secured loan each had an outstanding balance, cost basis and fair value of $1.5 million.

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

At October 31, 2018, the Company no longer held an investment in Vestal.

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

At October 31, 2018, the Company had investments in portfolio companies totaling $324.5 million.  Also, on that date, the Company had approximately $783,000 in cash equivalents and approximately $15.1 million in cash.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.  Pending investments in portfolio companies pursuant to our principal investment strategy, the Company may make other short-term or temporary investments, including in exchange-traded funds and private investment funds offering periodic liquidity.

During the fiscal year ended October 31, 2018, the Company made six new investments, committing capital that totaled approximately $41.5 million.  Pursuant to the Order, that allows the Company to co-invest, subject to certain conditions, with certain affiliated private funds as described in the Order, each of the Company and the Private Fund co-invested in Essner ($3.7 million investment for the Company), Black Diamond ($7.5 million investment for the Company), Apex ($15.0 million investment for the Company) and Array ($6.0 million investment for the Company), Tuf-Tug ($5.6 million investment for the Company) and Tin Roof ($3.7 million investment for the Company).

During the fiscal year ended October 31, 2018, the Company made follow-on investments in eight portfolio companies that totaled approximately $20.8 million.  On November 8, 2017, the Company loaned an additional $1.5 million to SCSD in the form of a senior secured loan.  The loan has an interest rate of 12% and a maturity date of November 7, 2020.  On December 21, 2017, the Company loaned approximately $526,000 to Initials increasing the senior subordinated loan amount to approximately $5.3 million.  On December 22, 2017, the Company loaned $1.4 million to Turf in the form of a third lien loan.  The loan has an interest rate of 10% and a maturity date of August 7, 2020.  On February 28, 2018, the Company committed $6.0 million to Custom Alloy in the form of a first lien loan with an interest rate of 10% and a maturity date of October 31, 2018.  The funded amount as of October 31, 2018, net of repayments, was approximately $539,000 with no additional borrowings available on the commitment.  On March 19, 2018, the Company invested approximately $68,000 in Trientis for a warrant.  On March 22, 2018, the Company loaned approximately $2.3 million to MVC Automotive increasing the bridge loan amount to approximately $7.1 million and extending the maturity date to June 30, 2019. On April 10, 2018, the Company loaned approximately $308,000 to Security Holdings, increasing the bridge loan amount to approximately $4.7 million. On May 30, 2018, the Company loaned an additional $4.8 million to Security Holdings in the form of a senior subordinated loan and provided a 3.3 million Euro letter of credit.  The loan has an annual interest rate of 12.45% and a maturity date of May 31, 2020.  During the fiscal year ended October 31, 2018, the Company loaned approximately $3.6 million to RuMe, increasing the subordinated loan amount to approximately $3.3 million and the revolver balance to approximately $1.5 million.

Current balance sheet resources, which include the additional cash resources from the Credit Facility, are believed to be sufficient to finance current commitments.  Current commitments include:

Commitments to/for Portfolio Companies

At October 31, 2018 and October 31, 2017, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at October 31, 2018
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Portfolio Company	Amount Committed	Amount Funded at October 31, 2017
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Guarantees:

At October 31, 2018 and October 31, 2017, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at October 31, 2018
MVC Automotive	$6.2 million	—
RuMe	$1.0 million	—
Total	$7.2 million	—

Guarantee	Amount Committed	Amount Funded at October 31, 2017
MVC Automotive	$6.0 million	—
RuMe	$1.0 million	—
Total	$7.0 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At October 31, 2018, the Valuation Committee estimated the combined fair values of the guarantee obligations noted above to be approximately -$107,000 or a liability of approximately $107,000.

These guarantees are further described below, together with the Company’s other commitments.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  Over time, Erste Bank, the bank extending the mortgage to MVC Automotive, increased the amount of the mortgage. The balance of the guarantee as of October 31, 2018 is approximately 5.5 million Euro (equivalent to approximately $6.2 million).

The Company agreed to cash collateralize a $300,000 third party letter of credit for RuMe, which is still a commitment of the Company as of October 31, 2018.  The Company also guaranteed $1.0 million of RuMe’s indebtedness to Colorado Business Bank, which had a fair value of approximately -$107,000 or a liability of $107,000 as of October 31, 2018.  On September 22, 2017, the Company provided RuMe an additional $2.0 million letter of credit, which was reduced to $1.5 million on February 1, 2018 and then increased to $2.0 million on May 7, 2018.  The letter of credit had a fair value of approximately -$273,000 or a liability of $273,000 as of October 31, 2018.  The $2.0 million letter of credit is collateralized by the Company’s Credit Facility III (defined below).

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  The investment period related to the PE Fund has ended.  Additional capital may be called for follow-on investments in existing portfolio companies of the PE Fund or to pay operating expenses of the PE Fund until the partnership is terminated.  During the fiscal year ended October 31, 2017, the Company received proceeds of approximately $12.6 million from the PE Fund related to the sale of AccuMed Corp., a portfolio company of the PE Fund.  The Company’s pro-rata share of the PE Fund’s investment in AccuMed Corp. totaled approximately $2.4 million, resulting in a realized gain of approximately $10.2 million, including escrow distributions.  As of October 31, 2018, $14.6 million of the Company’s commitment has been contributed.

During the fiscal year ended October 31, 2016, the Company agreed to cash collateralize a $500,000 working capital line of credit for an entity partially owned by MVC Environmental provided by Branch Banking and Trust Company (“BB&T”).  During the fiscal year ended October 31, 2017, the cash collateral securing the MVC Environmental working capital line of credit was released and a new credit facility was entered into secured by a $1.0 million letter of credit.  On February 16, 2018, the letter of credit was increased to $3.0 million.  The $3.0 million letter of credit is collateralized by the Company’s Credit Facility III (defined below) and had a fair value of approximately -$2.4 million or a liability of $2.4 million as of October 31, 2018.

On February 28, 2018, the Company committed $6.0 million to Custom Alloy in the form of a first lien loan with an interest rate of 10% and a maturity date of October 31, 2018.  The outstanding amount as of October 31, 2018, net of repayments, was approximately $539,000 with no additional borrowings available.

During the fiscal year ended October 31, 2018, the Company provided Custom Alloy a $2.0 million and a $1.4 million letter of credit as part of a restructuring.  The $2.0 million letter of credit had a fair value of approximately -$15,000 or a liability of $15,000 as of October 31, 2018.   On October 31, 2018, the $1.4 million letter of credit was drawn, which resulted in the Company receiving a $1.4 million term note with a 15% interest rate and a maturity date of October 31, 2021.  The $2.0 million letter of credit is collateralized by the Company’s Credit Facility III (defined below).

During the fiscal year ended October 31, 2018, the Company provided Security Holdings a 3.3 million Euro letter of credit.  The letter of credit had a fair value of approximately -$87,000 or a liability of $87,000. The letter of credit is collateralized by the Company’s Credit Facility III.

As of October 31, 2018, the total fair value associated with potential obligations related to guarantees and letters of credit was approximately -$2.9 million or a liability of $2.9 million.

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

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with BB&T. On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  On December 1, 2015, Credit Facility II was renewed and expired on May 31, 2016, at which time all outstanding amounts under it were due and repaid.  On June 30, 2016, Credit Facility II was renewed and reduced to a $50 million revolving credit facility, which expired on February 28, 2017, as of which time all outstanding amounts under it were due and repaid.  On February 28, 2017, Credit Facility II was renewed and increased to a $100 million revolving credit facility and expired on August 31, 2017.  On August 31, 2017, Credit Facility II was renewed and decreased to a $25 million revolving credit facility, which was to expire on August 31, 2018.  There was no change to the interest rate or unused fee on the revolving credit facility. The Company incurred closing costs associated with this transaction of $62,500.  On August 10, 2018, Credit Facility II was renewed to August 30, 2019.  The Company incurred closing costs associated with this transaction of $50,000 with no change in terms other than the expiration date.  At October 31, 2017 and October 31, 2018, respectively, there was no balance outstanding on Credit Facility II.  Credit Facility II is used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 125 basis points.  In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid closing fees, legal and other costs associated with these transactions.  These costs are amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.  As of October 31, 2018, the Company was in compliance with all covenants related to Credit Facility II.

On December 9, 2015, the Company entered into a three-year, $50 million revolving borrowing base credit facility (“Credit Facility III”) with Santander Bank N.A. as a lender and lead agent and Wintrust Bank as a lender and syndication agent.  Credit Facility III expires on December 9, 2018. See “Subsequent Events”.  Credit Facility III can, under certain conditions, be increased up to $85 million.  The facility bears an interest rate of LIBOR plus 3.75% or the prime rate plus 1% (at the Company’s option), and includes a 1% closing fee of the commitment amount and a 0.75% unused fee.  The compensating balance for the revolving credit facility is $5.0 million, which is reflected as restricted cash on the Company’s Consolidated Balance Sheets.  On February 26, 2018, in connection with the U.S. Gas Sale, Credit Facility III was amended, effective as of July 5, 2017, to exclude from pledged collateral the U.S. Gas second lien loan.  On May 7, 2018, the terms of Credit Facility III were amended to, among other things: (i) increase the limit for unsecured indebtedness and certain unsecured guaranty obligations of portfolio companies of the Company to $10,000,000 and (ii) increase the limit on permitted investments of the Company with respect to certain debt, equity and follow-on investments to $28,500,000.  All other material terms of Credit Facility III remained unchanged.  As of October 31, 2018 and October 31, 2017, there was no outstanding balance on Credit Facility III and the Company was in compliance with all covenants related to Credit Facility III.

On November 15, 2017, the Company completed a public offering of $100,000,000 aggregate principal amount of its 6.25% senior notes due November 30, 2022 (“Senior Notes II”). In addition, on November 20, 2017, the underwriters exercised an over-allotment option to purchase an additional $15 million in aggregate principal amount of Senior Notes II (together with the offering on November 15, the “Offering”).  The Senior Notes II have an interest rate of 6.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  After deducting underwriting fees and discounts and expenses, the Offering resulted in net proceeds to the Company of approximately $111.4 million.  The Offering expenses incurred are amortized over the term of the Senior Notes II.  Proceeds from the offering were used to repay the Senior Notes in full, including all accrued interest.  As of October 31, 2018, the Senior Notes II had a total outstanding amount of $115.0 million, net of deferred financing fees the balance was approximately $112.0 million, with a market value of approximately $117.6 million.

The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

SUBSEQUENT EVENTS

On November 9, 2018, Custom Alloy repaid its first lien loan in full, including all accrued interest.

On November 13, 2018, Custom Alloy repaid its $1.4 million second lien loan in full, including all accrued interest.

On November 27, 2018, the Company funded approximately $3.0 million related to the MVC Environmental letter of credit, which was called by the beneficiary.

On November 28, 2018, the Company announced its determination to extend the Repurchase Program beyond December 31, 2018 until the full $10 million of shares are repurchased pursuant to the Repurchase Program. As of January 14, 2019, the Company has repurchased a total of approximately $9.2 million of stock since September 2018.

On December 7, 2018, pursuant to the Order, each of the Company and the Private Fund co-invested in second lien notes and common stock issued by GTM Intermediate Holdings, Inc.  The Company and the Private Fund invested approximately $1.5 million and approximately $6.2 million, respectively, in such notes, with a cash interest rate of 11% plus 1% PIK and a maturity date of June 7, 2024, and $346,000 and approximately $1.4 million, respectively, in shares of common stock, which are held through a holding company. In accordance with the conditions of the Order, the Board, including a majority of the Independent Directors, approved, in advance, the Company’s investment in the loan and common stock.

On December 7, 2018, Credit Facility III was renewed until March 9, 2019. See the Company’s Current Report on Form 8-K, filed on December 7, 2018 for more information.

On December 27, 2019, the Company received proceeds of approximately $7.8 million from the PE Fund related to the sale of Plymouth Rock Energy, LLC, a portfolio company of the PE Fund.  The Company’s pro-rata share of the PE Fund’s cost basis in the Plymouth Rock Energy, LLC investment totaled approximately $2.5 million, resulting in a realized gain of approximately $5.3 million.  The Company also received a carried interest payment from the PE Fund of approximately $173,000 related to the sale, which was recorded as additional realized gains.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurements. The amendments require new disclosures of changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value of instruments held at balance sheet date and the range and weighted average of significant unobservable inputs for recurring and nonrecurring Level 3 fair values. Certain disclosures are being eliminated such as the valuation process required for Level 3 fair value measurements, the policy for timing of transfers between levels and amounts of and reason for transfers between Levels 1 and 2.  The ASU is effective for public business entities for fiscal years and interim periods beginning after December 15, 2019. The Company does not expect the adoption of ASU 2018-13 to have a material impact on our financial statements.

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to related Party Guidance for Variable Interest Entities (“VIE”).  The guidance supersedes the private company alternative for common control leasing arrangements issued in

2014 and expands it to all qualifying common control arrangements.  Also under the guidance, a private company could make an accounting policy election to not apply VIE guidance to legal entities under common control (including common control leasing arrangements) when certain criteria are met. Additionally, a private company electing the alternative is required to provide detailed disclosures about its involvement with, and exposure to, the legal entity under common control.  The ASU also amends the guidance for determining whether a decision-making fee is a variable interest.  The amendments require organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required in GAAP). The ASU is effective for public business entities for fiscal years and interim periods beginning after December 15, 2019. The Company does not expect the adoption of ASU 2018-17 to have a material impact on our financial statements.

Tax Status and Capital Loss Carryforwards

As a RIC, the Company is not subject to federal income tax to the extent that it distributes all of its investment company taxable income and net realized capital gains for its taxable year (see Notes 12 “Tax Matters” and Note 13 “Income Taxes” of our notes to the consolidated financial statements). This allows us to attract different kinds of investors than other publicly held corporations. The Company is also exempt from excise tax if it distributes at least (1) 98% of its ordinary income during each calendar year, (2) 98.2% of its capital gains realized in the period from November 1 of the prior year through October 31 of the current year, and (3) all such ordinary income and capital gains for previous years that were not distributed during those years. On October 31, 2018, the Company did not have a capital loss carryforward. The Company also had approximately $85.1 million in unrealized losses as of October 31, 2018.

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

At October 31, 2018, approximately 86.45% of total assets represented investments in portfolio companies recorded at fair value (“Fair Value Investments”).

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

Our investments are carried at fair value in accordance with ASC 820. Unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of the Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction.  At October 31, 2018, we did not own restricted or unrestricted securities of any publicly traded company in which we have a majority-owned interest, but did own two securities in which we have a minority interest.

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

Cash Equivalents

For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all money market and all highly liquid temporary cash investments purchased with an original maturity of less than three months to be cash equivalents. The Company places its cash and cash equivalents with financial institutions and cash held in bank accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit.  As of October 31, 2018, the Company had approximately $783,000 in cash equivalents, approximately $5.3 million in restricted cash and approximately $9.8 million in cash totaling approximately $15.9 million.  Of the $9.8 million in cash, approximately $1.1 million was held by MVC Cayman.  As of October 31, 2017, the Company had approximately $1.0 million in cash equivalents, approximately $5.3 million in restricted cash and approximately $100.4 million in cash totaling approximately $106.7 million.  Of the $100.4 million in cash, approximately $1.1 million was held by MVC Cayman.

Restricted Cash and Cash Equivalents

Cash and cash equivalent accounts that are not available to the Company for day—to-day use and are legally restricted are classified as restricted cash.  Restricted cash and cash equivalents are carried at cost, which approximates fair value.  As of October 31, 2017 and October 31, 2018, there was a $300,000 letter of credit for RuMe provided by a third party financial institution that MVC collateralized with cash, that was classified as restricted cash on the Company’s Consolidated Balance Sheets.  Also, as of October 31, 2017 and October 31, 2018, the Company had restricted cash of $5.0 million related to the compensating balance requirement for Credit Facility III.

Restricted Securities

The Company invests in privately-placed restricted securities that may be resold in transactions exempt from registration or to the public if the securities are registered.  Disposal of these securities may involve time-consuming negotiations and expense, and a prompt sale at an acceptable price may be difficult.

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

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the fiscal year ended October 31, 2018, the Company did not incur any interest or penalties.  Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS.  The fiscal years 2014, 2015, 2016 and 2017 for the Company and MVCFS remain subject to examination by federal, state and local tax authorities.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.

Consolidated Balance Sheets

	October 31,	October 31,
	2018	2017

ASSETS

Assets
Cash	$9,803,800	$100,354,340
Restricted cash (cost $5,300,629 and $5,300,329)	5,300,629	5,300,329
Cash equivalents (cost $783,271 and $924,287)	783,271	1,019,899
Investments at fair value
Non-control/Non-affiliated investments (cost $203,068,014 and $164,581,094)	188,919,833	149,246,812
Affiliate investments (cost $116,062,640 and $114,158,346)	70,489,501	81,908,631
Control investments (cost $90,501,322 and $84,478,27)	65,097,978	61,370,030
Total investments at fair value (cost $409,631,976 and $363,217,715)	324,507,312	292,525,473
Escrow receivables, net of reserves	969,000	—
Dividends and interest receivables, net of reserves	2,913,910	1,806,335
Deferred financing fees	87,850	600,379
Fee and other receivables	2,382,463	1,483,793
Prepaid expenses	330,071	318,847

Total assets	$347,078,306	$403,409,395

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Senior notes II	$111,958,650	$—
Senior notes	—	112,626,045
Provision for incentive compensation (Note 5)[1]	—	2,060,992
Incentive compensation payable[1]	2,502,961	4,387,266
Professional fees payable	166,522	118,403
Management fee payable	934,813	1,001,770
Accrued expenses and liabilities	220,447	562,473
Interest payable	656,847	345,612
Management fee payable - Asset Management	107,079	89,192
Consulting fees payable	154,443	347,863
Portfolio fees payable - Asset Management	664,462	458,566
Guarantees/Letters of Credit	2,866,516	551,349
Payable for shares repurchased	62,898	—
Transaction fees payable	57,166	1,368,742
Taxes payable	2,056	2,054

Total liabilities	120,354,860	123,920,327

Commitments and Contingencies (Note 10)

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 28,304,448 shares issued and 18,192,804 and 21,114,105 shares outstanding as of October 31, 2018 and October 31, 2017, respectively	283,044	283,044
Additional paid-in-capital	408,583,787	418,208,458
Accumulated earnings	135,596,655	122,455,573
Dividends paid to stockholders	(168,616,544)	(157,414,605)
Accumulated net realized gain	38,778,647	38,434,807
Net unrealized depreciation	(85,459,198)	(70,965,264)
Treasury stock, at cost, 10,111,644 and 7,190,343 shares held, respectively	(102,442,945)	(71,512,945)

Total shareholders’ equity	226,723,446	279,489,068

Total liabilities and shareholders’ equity	$347,078,306	$403,409,395

Net asset value per share	$12.46	$13.24

The accompanying notes are an integral part of these consolidated financial statements.

1 Amounts from prior year have been reclassified to conform to current year presentation.

MVC Capital, Inc.

Consolidated Schedule of Investments

October 31, 2018

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value
Non-control/Non-affiliated investments- 83.33% (a, c, f, g)
Apex Industrial Technologies, LLC	Supply Chain Equipment Manufacturer	First Lien Loan 12.0000% Cash, 03/09/2023 (k, n)	$15,000,000	$14,869,274	$15,000,000
Array Information Technology, Inc.	Information Technology Products and Services	Second Lien Loan 12.0000% Cash, 4.0000% PIK, 10/03/2023 (b, k, n, p)	6,121,682	6,014,408	6,121,682
		Warrants (d, n)	1	—	—
				6,014,408	6,121,682
Black Diamond Equipment Rentals, LLC	Equipment Rental	Second Lien Loan 12.5000% Cash, 06/27/2022 (k, n)	7,500,000	7,052,478	7,174,342
		Warrants (d, n)	1	400,847	400,847
				7,453,325	7,575,189
Custom Alloy Corporation	Manufacturer of Pipe Fittings and Forgings	Second Lien Loan 10.0000% Cash, 12/31/2020 (k, n)	3,533,055	3,203,755	3,479,582
		First Lien Loan 10.0000% Cash, 10/31/2018 (k, n)	538,913	538,913	538,913
		Second Lien Loan 15.0000% Cash, 10/31/2021 (k, n)	1,404,500	1,404,500	1,404,500
		Series A Preferred Stock (3,617 shares) 12.0000% PIK, 04/30/2020 (b, d, n)		3,000,000	3,683,908
		Series B Preferred Stock (6,500 shares) 10.0000% PIK, 12/31/2020 (b, d, n)		5,683,254	6,410,727
		Covertible Series C Preferred Stock (17,935 shares) (d, n)		17,935,482	13,914,992
				31,765,904	29,432,622
Dukane IAS,LLC	Welding Equipment Manufacturer	Second Lien Note 10.5000% Cash, 2.5000% PIK, 11/17/2020 (b, k, n)	4,377,174	4,316,872	4,420,942
Essner Manufacturing, LP	Defense/Aerospace Parts Manufacturing	First Lien Loan 11.5000% Cash, 12/20/2022 (k, n, o)	3,666,700	3,606,059	3,666,700
FOLIOfn, Inc.	Technology Investment - Financial Services	Preferred Stock (5,802,259 shares) (d, i, n)		15,000,000	4,993,000
Highpoint Global LLC	Government Services	Second Lien Note 12.0000% Cash, 2.0000% PIK, 09/30/2022 (b, k, n)	5,097,086	5,017,981	5,148,057
HTI Technologies and Industries, Inc.	Electronic Component Manufacturing	Second Lien Note 12.0000% Cash, 2.0000% PIK, 06/21/2019 (b, k, n)	10,079,874	10,079,874	9,887,754
Initials, Inc.	Consumer Products	Senior Subordinated Debt 8.0000% Cash, 7.0000% PIK, 06/23/2020 (b, h, k, n)	5,642,913	5,642,913	2,675,452
Legal Solutions Holdings, Inc.	Business Services	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK, 03/18/2020 (b, k, n)	11,809,381	11,809,381	11,927,474
Morey’s Seafood International, LLC	Food Services	Second Lien Loan 10.0000% Cash, 3.0000% PIK, 08/12/2022 (b, k, n, q)	16,493,186	16,493,186	16,493,186
Tin Roof Software, LLC	Software	Second Lien Loan 11.0000% Cash, 3.5000% PIK, 04/01/2024 (b, k, n)	3,750,000	3,676,136	3,750,000
Trientis GmbH	Environmental Services	First Lien Note 5.0000% PIK, 10/26/2024 (b, e, h, m, n, r)	1,248,632	1,248,632	384,520
		Warrants (d, o, r, n)	1	67,715	—
				1,316,347	384,520
Tuf-Tug Inc.	Safety Equipment Manufacturer	Second Lien Loan 11.0000% Cash, 2.0000% PIK, 02/24/2024 (b, k, n)	4,885,295	4,838,190	4,885,295
		Common Stock (24.6 shares) (d, n, s)		750,000	750,000
				5,588,190	5,635,295
Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 10.0000% Cash, 08/07/2020 (k, n)	7,717,056	7,717,056	7,296,363
		Third Lien Loan 10.0000% Cash, 08/07/2020 (k, n)	1,190,000	1,190,000	1,137,399
				8,907,056	8,433,762
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan, 9.5000% Cash, 07/05/2025 (l, n)	37,527,881	37,527,881	39,474,198
U.S. Spray Drying Holding Company	Specialty Chemicals	Class B Common Stock (784 shares) (d, n)		5,488,000	5,400,000
		Secured Loan 12.0000% Cash, 04/30/2021 (k, n)	1,500,000	1,500,000	1,500,000
		Senior Secured Loan 12.0000% Cash, 04/30/2021 (k, n)	1,500,000	1,500,000	1,500,000
				8,488,000	8,400,000
United States Technologies, Inc.	Electronics Manufacturing and Repair	Senior Lien Loan 10.5000% Cash, 07/17/2020 (k, n)	5,500,000	5,495,227	5,500,000

Sub Total Non-control/Non-affiliated investments				$203,068,014	$188,919,833

Affiliate investments - 31.09% (c, f, g)
Advantage Insurance, Inc.	Insurance	Preferred Stock (750,000 shares) (a, d, e, n)		7,500,000	8,835,361
Crius Energy Trust	Energy Services	Equity Unit (3,282,882 shares) (e)		25,864,439	15,745,460
JSC Tekers Holdings	Real Estate Management	Common Stock (3,201 shares) (a, d, e, n)		4,500	—
		Preferred Stock (9,159,085 shares) (a, d, e, n)		11,810,188	4,079,000
				11,814,688	4,079,000
MVC Environmental, Inc.	Environmental Services	Senior Secured Loan 9.0000% PIK, 12/22/2020 (a, b, h, k, n)	6,869,353	6,869,353	875,165
		Common Stock (980 shares) (a, d, n)		3,140,375	—
				10,009,728	875,165
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (a, d, e, n)		51,204,270	31,285,000
		Bridge Loan 5.0000% PIK, 12/31/2019 (a, b, e, k, n)	4,703,037	4,703,037	4,703,037
		Senior Subordinated Loan 12.4500% PIK, 05/31/2020 (a, b, e, k, n)	4,966,478	4,966,478	4,966,478
				60,873,785	40,954,515

Sub Total Affiliate investments				$116,062,640	$70,489,501

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments - (Continued)

October 31, 2018

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value
Control investments - 28.71% (c, f, g)
Equus Total Return, Inc.	Registered Investment Company	Common Stock (4,444,644 shares) (d, k)		$10,030,272	$8,711,502
MVC Automotive Group GmbH	Automotive Dealerships	Common Equity Interest (a, d, e, n)		51,185,015	18,901,000
		Bridge Loan 6.0000% Cash, 06/30/2019 (a, e, k, n)	$7,149,166	7,149,166	7,149,166
				58,334,181	26,050,166
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (a, d, j, k, n)		11,452,452	19,971,526
		General Partnership Interest (a, d, j, k, n)		292,154	501,050
				11,744,606	20,472,576
RuMe Inc.	Consumer Products	Common Stock (5,297,548 shares) (a, d, n)		924,475	—
		Series C Preferred Stock (23,896,634 shares) (a, d, n)		3,410,694	3,401,486
		Series B-1 Preferred Stock (4,999,076 shares) (a, d, n)		999,815	1,741,362
		Subordinated Debt 10.0000% PIK, 3/31/2020 (a, b, k, n)	3,270,886	3,270,886	3,270,886
		Revolver 10.0000% PIK, 3/31/2020 (a, b, k, n)	1,450,000	1,450,000	1,450,000
		Warrants (a, d, n)	2	336,393	—
				10,392,263	9,863,734

Sub Total Control investments				$90,501,322	$65,097,978

TOTAL PORTFOLIO INVESTMENTS - 143.13% (f)				$409,631,976	$324,507,312

Cash equivalents — 0.34% (f, g)
Fidelity Institutional Government Money Market Fund	Money Market Fund	Beneficial Shares (686,270 shares)		$686,270	$686,270
Morgan Stanley Institutional Liquidity Government Portfolio	Money Market Fund	Beneficial Shares (97,001 shares)		97,001	97,001
Total Cash equivalents				783,271	783,271

TOTAL INVESTMENT ASSETS - 143.47%				$410,415,247	$325,290,583

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

(d) Non-income producing assets.

(e) The principal operations of these portfolio companies are located in Europe, Canada, and Puerto Rico which represents approximately 28% of the total assets.  The remaining portfolio companies are located in United States which represents approximately 66% of the total assets.

(f) Percentages are based on net assets of $226,723,446 as of October 31, 2018.

(g) See Note 3 for further information regarding “Investment Classification.”

(h) All or a portion of the accrued interest on these securities have been reserved for.

(i) Legacy Investments.

(j) MVC Private Equity Fund, LP is a private equity fund focused on control equity investments in the lower middle market.  The fund currently holds four investments, three located in the United States and one in Gibraltar, the investments are in the energy, services, contract manufacturing, and industrial sectors.  The Company’s proportional share of Plymouth Rock Energy membership interest, the Gibdock Limited equity interest and loan, Advanced Oil Field Services, LLC common stock, preferred stock, and loan and Focus Pointe preferred stock is $7,768,116, $4,577,362, $4,256,956 and $2,991,585, respectively.  The Company’s partnership interests in the MVC Private Equity Fund, LP are not redemmable.

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

(p) 12% Cash and 0-4% PIK based on Funded Debt to EBITDA.  4% PIK initially.

(q) 10% Cash and 3% PIK beginning October 1, 2018.

(r) During the fiscal year ended October 31, 2018, all assets and liabilities of SGDA Europe were transferred to a new Austrian holding company, Trientis GmbH, to achieve operating efficiencies.

(s) Shares of Tuf-Tug, Inc. are held via Alitus T-T, LP.

PIK - Payment-in-kind

• Denotes zero cost or fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

October 31, 2017

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value

Non-control/Non-affiliated investments- 53.40% (a, c, f, g)
Custom Alloy Corporation	Manufacturer of Pipe Fittings and Forgings	Second Lien Loan 10.1000% Cash, 04/30/2020 (h, k, o)	$24,425,298	24,425,298	$18,471,704
		Unsecured Subordinated Loan 12.0000% Cash, 03/31/2018 (h, k, o)	3,000,000	3,000,000	3,012,165
				27,425,298	21,483,869
Dukane IAS,LLC	Welding Equipment Manufacturer	Second Lien Note 10.5000% Cash, 2.5000% PIK, 11/17/2020 (b, k, o)	7,255,747	7,165,971	7,328,296
FDS, Inc.	Software	Senior Subordinated Debt 12.0000% Cash, 11/30/2017 (k, o)	2,353,156	2,353,156	2,353,156
FOLIOfn, Inc.	Technology Investment - Financial Services	Preferred Stock (5,802,259 shares) (d, l, o)		15,000,000	5,407,000
Highpoint Global LLC	Government Services	Second Lien Note 12.0000% Cash, 2.0000% PIK, 09/30/2022 (b, k)	5,000,000	4,900,699	4,900,699
HTI Technologies and Industries, Inc.	Electronic Component Manufacturing	Second Lien Note 12.0000% Cash, 2.0000% PIK, 06/21/2018 (b, k, o)	9,878,042	9,849,998	9,766,317
Initials, Inc.	Consumer Products	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK, 06/23/2020 (b, k, o)	4,818,874	4,818,874	4,310,277
Legal Solutions Holdings, Inc.	Business Services	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK, 09/12/2018 (b, k, o)	11,456,144	11,459,396	11,570,745
Morey’s Seafood International, LLC	Food Services	Second Lien Loan 10.0000% Cash, 4.0000% PIK, 08/12/2018 (b, k, o)	17,236,157	17,236,157	17,800,661
SGDA Europe B.V.	Environmental Services	First Lien Note 5.0000% Cash, PIK, 10/26/2024 (a, b, e, m)	1,197,244	1,197,244	1,197,244
Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 10.0000% Cash, 08/07/2020 (k, o)	7,717,056	7,717,056	7,562,620
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan, 9.5000% Cash, 07/05/2025 (l, k, o)	40,526,745	40,526,745	40,526,745
U.S. Spray Drying Holding Company	Specialty Chemicals	Class B Common Stock (784 shares) (d, o)		5,488,000	5,534,183
		Secured Loan 12.0000% Cash, 04/30/2019 (k, o)	1,500,000	1,500,000	1,500,000
				6,988,000	7,034,183
United States Technologies, Inc.	Electronics Manufacturing and Repair	Senior Lien Loan 10.5000% Cash, 07/17/2020 (k, o)	5,500,000	5,492,500	5,555,000
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Second Lien Loan 12.0000% Cash, 08/21/2022 (k, o)	2,450,000	2,450,000	2,450,000

Sub Total Non-control/Non-affiliated investments				164,581,094	149,246,812

Affiliate investments - 29.31% (c, f, g)
Advantage Insurance, Inc.	Insurance	Preferred Stock (750,000 shares) (a, d, e, o)		7,500,000	8,896,789
Centile Holdings B.V.	Software	Common Equity Interest (a, d, e, o)		3,524,376	6,790,000
Crius Energy Trust	Energy Services	Equity Unit (3,282,982 shares) (e)		25,865,227	21,024,145
JSC Tekers Holdings	Real Estate Management	Common Stock (3,201 shares) (a, d, e, o)		4,500	—
		Preferred Stock (9,159,085 shares) (a, d, e, o)		11,810,188	4,196,000
				11,814,688	4,196,000
MVC Environmental, Inc.	Environmental Services	Senior Secured Loan 9.0000% PIK, 12/22/2020 (a, b, h, k, o)	6,869,353	6,869,353	4,878,640
		Common Stock (980 shares) (a, d, o)		3,140,375	—
				10,009,728	4,878,640
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (a, d, e, o)		51,204,270	31,883,000
		Bridge Loan 5.0000% PIK, 12/31/2019 (a, b, e, k, o)	4,240,057	4,240,057	4,240,057
				55,444,327	36,123,057

Sub Total Affiliate investments				114,158,346	81,908,631

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

PIK - Payment-in-kind

• Denotes zero cost or fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

	For the Year Ended	For the Year Ended	For the Year Ended
	October 31, 2018	October 31, 2017	October 31, 2016
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$—	$39,019	$284
Affiliate investments	2,126,023	663,185	13,110,006
Control investments	—	—	97,101

Total dividend income	2,126,023	702,204	13,207,391

Interest income
Non-control/Non-affiliated investments	15,432,262	12,845,063	12,032,621
Affiliate investments	—	1,202,458	2,297,112
Control investments	380,999	353,887	345,611

Total interest income	15,813,261	14,401,408	14,675,344

Payment-in-kind/Deferred interest income
Non-control/Non-affiliated investments	2,865,418	1,343,365	4,044,844
Affiliate investments	499,488	681,067	607,751
Control investments	216,914	145,137	162,399

Total payment-in-kind/Deferred interest income	3,581,820	2,169,569	4,814,994

Fee income
Non-control/Non-affiliated investments	280,273	438,170	173,200
Affiliate investments	—	1,192,485	625,500
Control investments	—	52,420	2,456,250

Total fee income	280,273	1,683,075	3,254,950

Fee income - Asset Management [1]
Portfolio fees	705,320	811,441	988,627
Management fees	378,256	326,403	425,578

Total fee income - Asset Management	1,083,576	1,137,844	1,414,205

Other income	—	10,000	—

Total operating income	22,884,953	20,104,100	37,366,884

Operating Expenses:
Interest and other borrowing costs [2]	10,739,651	10,287,810	10,212,347
Loss on extinguishment of debt	1,782,705	—	—
Management fee	5,889,766	6,238,409	7,589,841
Consulting fees	891,667	1,089,755	1,361,617
Legal fees	786,531	638,536	838,474
Audit & tax preparation fees	774,000	818,000	471,381
Other expenses	726,897	752,671	457,152
Portfolio fees - Asset Management [1]	528,990	608,580	741,470
Directors’ fees	328,100	423,514	421,000
Management fee - Asset Management [1]	283,692	244,802	319,183
Insurance	268,961	275,188	296,708
Administration	171,534	201,236	211,304
Public relations fees	134,785	184,000	181,908
Printing and postage	60,785	50,320	12,541
Net Incentive compensation (Note 5)	(2,060,992)	5,597,783	(2,030,212)

Total operating expenses	21,307,072	27,410,604	21,084,714

Less: Voluntary expense waiver by Adviser [3]	(150,000)	(150,000)	(150,000)
Less: Voluntary management fee waiver by Adviser [4]	(2,032,286)	(1,559,602)	(1,897,460)
Less: Voluntary incentive fee waiver by Adviser [5]	—	—	(1,000,000)

Total waivers	(2,182,286)	(1,709,602)	(3,047,460)

Net operating income (loss) before taxes	3,760,167	(5,596,902)	19,329,630

Tax Expenses:
Current tax expense	1,922	1,920	1,884

Total tax expense	1,922	1,920	1,884

Net operating (loss) income	3,758,245	(5,598,822)	19,327,746

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized gain (loss) on investments
U.S. Treasury obligations	(95,355)	229,812	125,116
Non-control/Non-affiliated investments	(2,901,617)	(9,615,451)	(14,267,957)
Affiliate investments	3,214,526	89,179,047	(5,542)
Control investments	—	10,097,674	(31,009,032)
Foreign currency	(15,035)	4,549	—

Total net realized gain (loss) on investments	202,519	89,895,631	(45,157,415)

Net unrealized (depreciation) appreciation on investments	(14,493,934)	(56,972,810)	28,627,844

Net realized and unrealized gain (loss) on investments	(14,291,415)	32,922,821	(16,529,571)

Net increase (decrease) in net assets resulting from operations	$(10,533,170)	$27,323,999	$2,798,175

Net increase (decrease) in net assets per share resulting from operations	$(0.55)	$1.22	$0.12

Dividends declared per share [6]	$0.600	$0.555	$0.710

Weighted average number of shares outstanding	19,127,636	22,271,902	22,673,539

The accompanying notes are an integral part of these consolidated financial statements.

1 These items are related to the management of the MVC Private Equity Fund, L.P. (“PE Fund”).  Please see Note 4 “Management” for more information.

2 Interest and other borrowing costs includes $869,959 of interest associated with installment sale treatment on the USG&E note. Please see Note 12 “Tax Matters” for more information.

3 Reflects the TTG Advisers’ voluntary waiver of $150,000 of expenses for the 2018, 2017 and 2016 fiscal years,  that the Company would otherwise be obligated to reimburse TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  Please see Note 4 “Management” for more information.

4 Reflects TTG Advisers’ voluntary waiver of the management fee for the fiscal years ended October 31, 2018, 2017 and 2016.  Please see Note 4 “Management” for more information.

5 Reflects TTG Advisers’ voluntary waiver of the Incentive Fee associated with pre-incentive fee net operationg income for the fiscal years ended October 31, 2018, 2017 and 2016.  Please see Note 4 “Management” for more information.

6 Please see Note 6 “Dividends and Distributions to Shareholders” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended	For the Year Ended
	October 31, 2018	October 31, 2017	October 31, 2016
Cash flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(10,533,170)	$27,323,999	$2,798,175
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	(202,519)	(89,895,631)	45,157,415
Net change in unrealized depreciation (appreciation)	14,493,934	56,972,810	(28,627,844)
Amortization of discounts and fees	(349,851)	(666,172)	(69,075)
Increase in accrued payment-in-kind dividends and interest	(3,172,533)	(1,875,578)	(7,100,750)
Amortization of deferred financing fees	1,294,129	1,179,682	1,026,635
Loss on extinguishment of debt	1,782,705	—	—
Changes in operating assets and liabilities:
Restricted cash	(300)	500,198	199,507
Restricted cash equivalents	—	—	5,503,000
Dividends, interest and fees receivable	(1,107,575)	1,789,022	809,243
Fee and other receivables	(898,670)	614,832	(402,345)
Escrow receivables, net of reserves	(969,000)	9,151,805	(8,859,061)
Prepaid expenses	(11,224)	(126,135)	416,805
Incentive compensation (Note 5)	(3,945,297)	4,501,703	(3,030,212)
Other liabilities	(1,267,942)	716,659	(1,803,183)
Purchases of equity investments	(1,218,562)	(1,187,101)	(1,992,242)
Purchases of debt instruments	(61,784,048)	(11,462,419)	(41,975,490)
Purchases of short-term investments	(24,996,182)	(49,954,511)	(154,856,468)
Proceeds from equity investments (1)	6,723,191	66,702,991	38,904,810
Proceeds from debt instruments	15,873,051	49,309,147	36,200,444
Sales/maturities of short-term investments	24,901,266	85,183,355	209,805,021

Net cash (used in) provided by operating activities	(45,388,597)	148,778,656	92,104,385

Cash flows from Financing Activities:
Borrowings from senior notes	115,000,000	—	—
Repayments from senior notes	(114,408,750)	—	—
Borrowings from revolving credit facility II	—	50,000,000	155,000,000
Repayments from revolving credit facility II	—	(85,000,000)	(210,000,000)
Borrowings from revolving credit facility III	—	—	16,300,000
Repayments from revolving credit facility III	—	—	(16,300,000)
Restricted cash withdrawl (deposit)	—	5,000,000	(10,000,000)
Repayments from bridge loan	—	—	(8,000,000)
Repurchase of common stock	(31,030,513)	(15,090,244)	(1,216,746)
Financing fees paid	(3,757,369)	(225,868)	(1,885,808)
Distributions paid to shareholders	(10,860,702)	(12,019,345)	(15,770,729)
Repurchases of common stock under dividend reinvestment plan	(341,237)	(283,120)	(328,509)

Net cash used in financing activities	(45,398,571)	(57,618,577)	(92,201,792)

Net change in cash and cash equivalents for the year	(90,787,168)	91,160,079	(97,407)

Cash and cash equivalents, beginning of year	$101,374,239	$10,214,160	$10,311,567

Cash and cash equivalents, end of year	$10,587,071	$101,374,239	$10,214,160

(1) For the year ended October 31, 2018, October 31, 2017 and October 31, 2016, proceeds from equity investments includes $969,000, $1.0 milion and $173,667 from escrow receivables, net of reserves, respectively.

During the year ended October 31, 2018, 2017 and 2016  MVC Capital, Inc. paid $8,685,657, $8,391,138 and $8,508,648 in interest expense, respectively.

During the year ended October 31, 2018, 2017 and 2016 MVC Capital, Inc. paid $ 1,920, $1,278 and $1,655 in income taxes, respectively.

Non-cash activity:

During the year ended October 31, 2018, 2017 and 2016, MVC Capital, Inc. recorded payment in kind dividend and interest of $3,172,533, $1,875,578 and $7,100,750, respectively. This amount was added to the principal balance of the investments and recorded as dividend/interest income.

During the year ended October 31, 2018, 2017 and 2016, the Plan Agent purchased 34,698, 29,335 and 41,737 shares of common stock in the open market in order to satisfy the reinvestment portion of our dividends.

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

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Changes in Net Assets

	For the Year Ended	For the Year Ended	For the Year Ended
	October 31, 2018	October 31, 2017	October 31, 2016

Operations:
Net operating (loss) gain	$3,758,245	$(5,598,822)	$19,327,746
Net realized gain (loss) on investments	202,519	89,895,631	(45,157,415)
Net change in unrealized (depreciation) appreciation on investments	(14,493,934)	(56,972,810)	28,627,844

Net increase (decrease) in net assets from operations	(10,533,170)	27,323,999	2,798,175

Shareholder Distributions from:
Income	(415,006)	(9,738,519)	(16,099,238)
Realized gain	(2,407,047)	—	—
Return of capital	(8,379,886)	(2,563,946)	—

Net decrease in net assets from shareholder distributions	(11,201,939)	(12,302,465)	(16,099,238)

Capital Share Transactions:
Issuance of common stock under dividend reinvestment plan	341,237	283,120	328,509
Repurchase of common stock under dividend reinvestment plan	(341,237)	(283,120)	(328,509)
Provision for share exchange	—	—	—
Repurchase expenses	(100,513)	(90,251)	—
Repurchase of common stock	(30,930,000)	(14,999,993)	(1,216,746)

Net decrease in net assets from capital share transactions	(31,030,513)	(15,090,244)	(1,216,746)

Total decrease in net assets	(52,765,622)	(68,710)	(14,517,809)

Net assets, beginning of year	279,489,068	279,557,778	294,075,587

Net assets, end of year	$226,723,446	$279,489,068	$279,557,778

Common shares outstanding, end of year	18,192,804	21,114,105	22,556,412

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

	For the	For the	For the	For the	For the
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	October 31, 2018	October 31, 2017	October 31, 2016	October 31, 2015	October 31, 2014

Net asset value, beginning of year	$13.24	$12.39	$12.95	$15.15	$16.63

Income from operations:
Net operating (loss) income	0.20	(0.25)	0.85	0.41	0.07
Net realized and unrealized gain (loss) on investments	(0.75)	1.47	(0.73)	(2.07)	(0.95)

Total gain (loss) from investment operations	(0.55)	1.22	0.12	(1.66)	(0.88)

Less distributions from:
Income	—	(0.44)	(0.71)	(0.41)	(0.07)
Realized gain	—	—	—	(0.13)	(0.47)
Return of capital	(0.60)	(0.12)	—	—	—

Total distributions	(0.60)	(0.56)	(0.71)	(0.54)	(0.54)

Capital share transactions
Dilutive effect of share issuance	—	—	—	—	(0.10)
Anti-dilutive effect of share repurchase program	0.37	0.19	0.03	—	0.04

Total capital share transactions	0.37	0.19	0.03	—	(0.06)

Net asset value, end of year	$12.46	$13.24	$12.39	$12.95	$15.15

Market value, end of year	$9.05	$10.70	$8.69	$8.32	$11.27

Market discount	(27.37)%	(19.18)%	(29.86)%	(35.75)%	(25.61)%

Total Return - At NAV (a)	(1.46)%	11.54%	1.26%	(11.08)%	(5.75)%

Total Return - At Market (a)	(10.06)%	30.39%	14.32%	(21.85)%	(14.97)%

Ratios and Supplemental Data:

Portfolio turnover ratio	7.21%	4.26%	13.74%	15.19%	14.16%

Net assets, end of year (in thousands)	$226,723	$279,489	$279,558	$294,076	$343,903

Ratios to average net assets:
Expenses including tax expense	7.70%	9.03%	6.35%	4.54%	5.04%
Expenses excluding tax expense	7.70%	9.03%	6.35%	4.54%	5.04%

Net operating (loss) income before tax expense	1.51%	(1.97)%	6.81%	2.93%	0.44%
Net operating (loss) income after tax expense	1.51%	(1.97)%	6.81%	2.93%	0.44%

Ratios to average net assets excluding waivers:
Expenses including tax expense	8.58%	9.63%	7.43%	4.59%	5.08%
Expenses excluding tax expense	8.57%	9.63%	7.43%	4.59%	5.08%

Net operating (loss) income before tax expense	0.63%	(2.57)%	5.74%	2.89%	0.40%
Net operating (loss) income after tax expense	0.63%	(2.57)%	5.74%	2.89%	0.40%

(a) Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the year.

(b) Supplemental Ratio information

Ratios to average net assets: (b)
Expenses excluding incentive compensation	8.53%	7.07%	7.07%	7.62%	6.35%
Expenses excluding incentive compensation, interest and other borrowing costs	4.20%	3.45%	3.47%	4.39%	3.75%

Net operating income (loss) before incentive compensation	0.68%	0.00%	6.09%	(0.15)%	(0.87)%
Net operating income before incentive compensation, interest and other borrowing costs	5.00%	3.62%	9.69%	3.08%	1.73%
Ratios to average net assets excluding waivers: (b)
Expenses excluding incentive compensation	9.40%	7.67%	8.15%	7.67%	6.40%
Expenses excluding incentive compensation, interest and other borrowing costs	5.08%	4.05%	4.55%	4.44%	3.79%
Net operating income (loss) before incentive compensation	(0.20)%	(0.60)%	5.02%	(0.19)%	(0.92)%
Net operating income before incentive compensation, interest and other borrowing costs	4.13%	3.02%	8.62%	3.04%	1.69%

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Notes to Consolidated Financial Statements

October 31, 2018

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

On December 11, 2008, our Board of Directors, including all of the directors who are not “interested persons,” as defined under the 1940 Act, of the Company (the “Independent Directors”), at their in-person meeting approved an amended and restated investment advisory and management agreement (also, the “Advisory Agreement”), which was approved by stockholders of the Company on April 14, 2009. The renewal of the Advisory Agreement was last approved by the Independent Directors at their in-person meeting held on October 30, 2018.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurements. The amendments require new disclosures of changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value of instruments held at balance sheet date and the range and weighted average of significant unobservable inputs for recurring and nonrecurring Level 3 fair values. Certain disclosures are being eliminated such as the valuation process required for Level 3 fair value measurements, the policy for timing of transfers between levels and amounts of and reason for transfers between Levels 1 and 2.  The ASU is effective for public business entities for fiscal years and interim periods beginning after December 15, 2019. The Company does not expect the adoption of ASU 2018-13 to have a material impact on our financial statements.

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to related Party Guidance for Variable Interest Entities.  The guidance supersedes the private company alternative for common control leasing arrangements issued in 2014 and expands it to all qualifying common control arrangements.  Also under the guidance, a private company could make an accounting policy election to not apply VIE guidance to legal entities under common control (including common control leasing arrangements) when certain criteria are met. Additionally, a private company electing the alternative is required to provide detailed disclosures about its involvement with, and exposure to, the legal entity under common control.  The ASU also amends the guidance for determining whether a decision-making fee is a variable interest.  The amendments require organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required in GAAP). The ASU is effective for public business entities for fiscal years and interim periods beginning after December 15, 2019. The Company does not expect the adoption of ASU 2018-17 to have a material impact on our financial statements.

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

At October 31, 2018 and October 31, 2017, approximately 86.45% and 64.61%, respectively, of total assets represented investments in portfolio companies recorded at fair value (“Fair Value Investments”).

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

Cash Equivalents - For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all money market and all highly liquid temporary cash investments purchased with an original maturity of less than three months to be cash equivalents. The Company places its cash and cash equivalents with financial institutions and cash held in bank accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit.  As of October 31, 2018, the Company had approximately $783,000 in cash equivalents, approximately $5.3 million in restricted cash and approximately $9.8 million in cash totaling approximately $15.9 million.  Of the $9.8 million in cash, approximately $1.1 million was held by MVC Cayman.  As of October 31, 2017, the Company had approximately $1.0 million in cash equivalents, approximately $5.3 million in restricted cash and approximately $100.4 million in cash totaling approximately $106.7 million.  Of the $100.4 million in cash, approximately $1.1 million was held by MVC Cayman.

Restricted Cash and Cash Equivalents - Cash and cash equivalent accounts that are not available to the Company for day—to-day use and are legally restricted are classified as restricted cash.  Restricted cash and cash equivalents are carried at cost, which approximates fair value.  As of October 31, 2017 and October 31, 2018, there was a $300,000 letter of credit for RuMe provided by a third party financial institution that MVC collateralized with cash, that was classified as restricted cash on the Company’s Consolidated Balance Sheets.  Also, as of October 31, 2017 and October 31, 2018, the Company had restricted cash of $5.0 million related to the compensating balance requirement for Credit Facility III.

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

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. There were no uncertain tax positions as of October 31, 2018 that needed to be recorded or disclosed on the financial statements.  The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the fiscal year ended October 31, 2018, the Company did not incur any interest or penalties.  Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS.  The fiscal years 2015, 2016, 2017 and 2018 for the Company and MVCFS remain subject to examination by the federal, state and local tax authorities.

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

On various dates, TTG Advisers and the Company entered into annual agreements to extend the expense cap of 3.5% to the 2011, 2012, 2013 and 2014 fiscal years (“Expense Limitation Agreement”).  The Company and the Adviser agreed to continue the expense cap into fiscal year 2015 and fiscal year 2016, though they lowered the expense cap to 3.25% and modified the methodology so that the cap is applied to limit the Company’s ratio of expenses to total assets less cash (the “Modified Methodology”), consistent with the asset level used to calculate the base management fee. (The expenses covered by the cap remain unchanged.)  On October 28, 2016, the Board of Directors, including all of the Independent Directors, approved the renewal of the Advisory Agreement for the 2017 fiscal year. Further, the Adviser agreed to continue to waive a portion of the base management fee so that it is reduced to 1.50% for fiscal year 2017. In March 2016, the Adviser agreed to modify its prior agreement to waive, effective November 1, 2015, the first $1.0 million of capital gains incentive fee due under the Advisory Agreement, such that the $1.0 million waiver of incentive fee would be applied to any incentive fee due under the agreement, whether it is a capital gains incentive fee or net operating income incentive fee.  Furthermore, the Company and the Adviser, similar to fiscal year 2016, agreed on an expense cap for fiscal years 2017 through 2019 of 3.25% under the Modified Methodology.  The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2010 through 2018, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement for its allocable portion of the compensation payable to certain officers of the Company, which may not exceed $200,000 per year in the aggregate (the “Voluntary Waiver”).  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  As of October 31, 2018, the Company did not have an investment in an exchange traded fund.    In addition, the Adviser has agreed, effective November 1, 2017, to a revised management fee structure that ties management fees to the NAV discount4 as follows: (A) If the Company’s NAV discount is greater than 20%, the management fee for the current quarter is reduced to 1.25%; (B) If the NAV discount is between 10% and 20%, the management fee will be 1.50%; and (C) If the NAV discount is less than 10% or eliminated, the 1.50% management fee would be re-examined, but in no event would it exceed 1.75%.  For the quarter ended October 31, 2018, the effective management fee was 1.25%.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund.  The PE Fund has closed on approximately $104 million of capital commitments.  The Company’s Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company’s ability to make additional investments that represent more than 5% of its total assets or more than 10% of the outstanding voting securities of the issuer (“Non-Diversified Investments”) through the PE Fund. As previously disclosed, the Company may be restricted in its ability to make Non-Diversified Investments.  For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25% of all management fees and other fees paid by the PE Fund and its portfolio companies and up to 30% of the carried interest generated by the PE Fund.  Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund.  In exchange for providing those services, and pursuant to the Board of Directors’ authorization and direction, TTG Advisers is entitled to receive the balance of the fees generated by the PE Fund and its portfolio companies and a portion of any carried interest generated by the PE Fund.  Given this separate arrangement with the GP and the PE Fund (the “PM Agreement”), under the terms of the Company’s Advisory Agreement with TTG Advisers, TTG Advisers is not entitled to receive from the Company a management fee or an incentive fee on assets of the Company that are invested in the PE Fund. However, the Company’s limited partnership interest and GP interest in the PE Fund are subject to the PE Fund’s annual management fee, a portion of which, as described above, is retained by the Company and not paid out to TTG Advisers as portfolio

4 The NAV discount referred to herein is the average daily discount to NAV for a quarter.  The discount is determined using the most recently determined NAV per share, which is typically the prior quarter end’s NAV per share and the Company stock closing price on any given day for the quarter.

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

At October 31, 2016, the provision for estimated incentive compensation was approximately $1.9 million.  During the fiscal year ended October 31, 2017, this provision for incentive compensation was increased by a net amount of approximately $4.5 million to approximately $6.4 million, including both the pre-incentive fee net operating income and the capitals gains incentive fee.  The net increase in the provision for incentive compensation during the fiscal year ended October 31, 2017, primarily reflects the realized gain from the sale of U.S. Gas above the October 31, 2016 fair value which was partially offset by the realized loss on the sale of SGDA Europe and also reflects the Valuation Committee’s determination to increase the fair values of twelve of the Company’s portfolio investments (Advantage, Centile, Custom Alloy, Dukane, JSC Tekers, Legal Solutions, Morey’s, MVC Automotive, Pride, Quantum, U.S. Tech and Equus) by a total of approximately $14.1 million. The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of eleven of the Company’s portfolio investments (BAC, HTI, Initials, MVC Environmental, RuMe, Turf, SCSD, Vestal, Security Holdings, SGDA Europe and Crius) by a total of approximately $14.5 million.  During the fiscal year ended October 31, 2017, the Company paid the Adviser the previously accrued $1.1 million incentive fee payment related to the net operating income for the quarter ended April 30, 2016.  As discussed in “Realized Gains and Losses on Portfolio Securities,” on July 5, 2017, the Company realized a gain of $115.9 million from the sale of U.S. Gas (the “U.S. Gas Sale”). Under the Advisory Agreement, this transaction triggered an incentive compensation payment obligation to TTG Advisers, which payment, under the Advisory Agreement, was not required to be made until soon after the completion of the audit of the fiscal 2017 financials. The fiscal 2017 incentive fee payment obligation to TTG Advisers was approximately $4.4 million. The Adviser has voluntarily agreed to defer the timing for collection of the portion of this payment obligation attributable to the portion of the proceeds of the U.S. Gas Sale not represented by cash proceeds (the “Deferred Portion”).  The portion of the payment obligation attributable to the cash portion of the realized gain, $1.9 million, was paid following the audit of the fiscal 2017 financials per the Advisory Agreement.  Also, for the quarter ended October 31, 2017, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income for the quarter did not exceed the hurdle rate.

At October 31, 2017, the provision for estimated incentive compensation was approximately $2.1 million.  During the fiscal year ended October 31, 2018, the provision for incentive compensation was decreased by a net amount of approximately $2.1 million to $0, including both the pre-incentive fee net operating income and the capital gain incentive fee.  The net decrease in the provision for incentive compensation reflects the realized loss on the U.S. Gas loan, the realized gain on the Centile equity and the Valuation Committee’s determination to decrease the fair values of sixteen of the Company’s portfolio investments (Advantage, Dukane, Equus, HTI, Initials, JSC

Tekers, MVC Environmental, RuMe, Security Holdings, Trientis, Turf, U.S. Gas, SCSD, U.S. Tech, Centile escrow and Crius) by a total of approximately $23.7 million.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of five of the Company’s portfolio investments (Centile, Custom Alloy, Highpoint, Legal Solutions and MVC Automotive) by a total of approximately $8.1 million.  Also, for the quarter ended October 31, 2018, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income for the quarter did not exceed the hurdle rate.  For fiscal years ending on October 31, 2019 and October 31, 2020, the Adviser agreed to voluntarily modify the calculation of the Income Incentive Fee so that the fee accrued shall equal the lesser of: (i) the amount of the Income Incentive Fee computed and determined quarterly as currently set forth in the Advisory Agreement; and (ii) the amount of the Income Incentive Fee computed and determined on an annual basis (in lieu of quarterly). Further, regardless of the amount of Income Incentive Fee computed or accrued, the Adviser agreed to defer collection of any Income Incentive Fee due and payable for the fiscal year until after the completion of the annual audit for such fiscal year.

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

For the Fiscal Year Ended October 31, 2018

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

On October 15, 2018, the Company’s Board of Directors declared a dividend of $0.15 per share.  The dividend was paid on October 31, 2018 to shareholders of record on October 25, 2018 and totaled approximately $2.7 million.

During the quarter ended October 31, 2018, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 9,655 shares of our common stock at an average price of $9.10, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

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

7.                                      Transactions with Other Parties

The Company has procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to the Company.  For example, the Company has a Code of Ethics that generally prohibits, among others, any officer or director of the Company from engaging in any transaction where there is a conflict between such individual’s personal interest and the interests of the Company.  As a business development company, the 1940 Act also imposes regulatory restrictions on the Company’s ability to engage in certain related-party transactions.  However, the Company is permitted to co-invest in certain portfolio companies with its affiliates to the extent consistent with applicable law or regulation and, if necessary, subject to specified conditions set forth in an exemptive order obtained from the SEC.  On August 28, 2017, the Company received an exemptive order from the SEC (the “Order”) that allows it to co-invest, subject to certain conditions, with certain affiliated private funds in first lien, second lien, mezzanine, structured debt and structured equity investments in small and middle market businesses and to undertake certain “follow-on” investments in companies in which the Fund has already co-invested pursuant to the Order. The Adviser has formed the TTGA C-I MMF LP (the “Private Fund”) & TTGA C-1 LP funds, which were co-applicants for the granted exemptive relief.  For the fiscal year ended October 31, 2018, there were 6 investments made pursuant to the Order.  See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Portfolio Investments” for more information.  As a matter of policy, our Board has required that any related-party transaction (as defined in Item 404 of Regulation S-K) must be subject to the advance consideration and approval of the Independent Directors, in accordance with applicable procedures set forth in Section 57(f) of the 1940 Act.

The Company has receivables from portfolio companies for costs incurred by the Company related to its monitoring activities, which are expected to be collected and amounted to approximately $882,000 for 2018 and approximately $469,000 for 2017, net of allowance.  The Company also pays TTG Advisers for costs incurred by TTG Advisers associated with monitoring activities related to the Company’s portfolio companies in accordance with the Advisory Agreement.

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

8.                                      Concentration of Market and Credit Risk

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments and escrow receivables (other than cash equivalents), which collectively represented approximately 93.8% and 72.5% of the Company’s total assets at October 31, 2018 and October 31, 2017, respectively. As discussed in Note 9, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the Company’s portfolio investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include foreign investments (which subject the Company to additional risks such as currency, geographic, demographic and operational risks), entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.  Additionally, we are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate.  As of October 31, 2018, the fair value of our largest investment, Crius Energy Trust (“Crius”), including its wholly-owned indirect subsidiary U.S. Gas & Electric, Inc. (“U.S. Gas”), comprised 15.9% of our total assets and 24.4% of our net assets.  The Company’s investments in short-term securities are generally in U.S. government securities, with a maturity of greater than three months but generally less than one year or other high quality and highly liquid investments.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents.

The following table shows the portfolio composition by industry grouping at fair value as a percentage of net assets as of October 31, 2018 and October 31, 2017.

	October 31, 2018	October 31, 2017
Energy Services	24.36%	22.02%
Electrical Engineering	18.06%	12.92%
Manufacturer of Pipe Fittings	12.98%	7.69%
Automotive Dealerships	11.49%	7.96%
Private Equity	9.03%	6.53%
Food Services	7.27%	6.37%
Supply Chain Equipment Manufacturer	6.62%	0.00%
Consumer Products	5.53%	5.13%
Business Services	5.26%	4.14%
Electronics Component Manufacturing	4.36%	3.49%
Insurance	3.90%	3.19%
Regulated Investment Company	3.84%	3.88%
Distributor - Landscaping and Irrigation Equipment	3.72%	2.71%
Specialty Chemicals	3.70%	2.52%
Equipment Rental	3.34%	0.00%
Information Technology Products and Services	2.70%	0.00%
Safety Equipment Manufacturer	2.49%	0.00%
Electronics Manufacturing and Repair	2.43%	1.99%
Government Services	2.27%	1.75%
Technology Investment - Financial Services	2.20%	1.93%
Welding Equipment Manufacturer	1.95%	2.62%
Real Estate Management	1.80%	1.50%
Software	1.65%	3.28%
Defense/Aerospace Parts Manufacturing	1.62%	0.00%
Environmental Services	0.56%	2.17%
Iron Foundries	0.00%	0.88%
	143.13%	104.67%

The following table shows the portfolio composition by geographic region at fair value as a percentage of total assets as of October 31, 2018 and October 31, 2017.

	October 31, 2018	October 31, 2017
Southeast	21.46%	15.48%
Northeast	20.81%	14.85%
Europe	20.59%	17.49%
Midwest	13.45%	7.44%
West	6.28%	5.35%
Canada	4.54%	5.21%
Southwest	3.82%	4.48%
Puerto Rico	2.55%	2.21%
	93.50%	72.51%

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•                  Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date.  We valued two of our investments using Level 1 inputs as of October 31, 2018.

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

The following fair value hierarchy table sets forth our investment portfolio by level as of October 31, 2018 and 2017 (in thousands):

	October 31, 2018
	Level 1	Level 2	Level 3	Investment measured at NAV	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$175,781	$—	$175,781
Common Stock	24,457	—	6,150	—	30,607
Preferred Stock	—	—	47,060	—	47,060
Warrants	—	—	401	—	401
Common Equity Interest	—	—	50,186	—	50,186
LP Interest of the PE Fund	—	—	—	19,972	19,972
GP Interest of the PE Fund	—	—	—	501	501
Guarantees and letters of credit	—	—	(2,867)	—	(2,867)
Escrow Receivable	—	—	969	—	969
Total	$24,457	$—	$277,680	$20,473	$322,610

	October 31, 2017
	Level 1	Level 2	Level 3	Investment measured at NAV	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$153,271	$—	$153,271
Common Stock	31,869	—	5,937	—	37,806
Preferred Stock	—	—	25,725	—	25,725
Warrants	—	—	1,403	—	1,403
Common Equity Interest	—	—	56,068	—	56,068
LP Interest of the PE Fund	—	—	—	17,805	17,805
GP Interest of the PE Fund	—	—	—	448	448
Guarantees and letters of credit	—	—	(551)	—	(551)
Total	$31,869	$—	$241,853	$18,253	$291,975

A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.  Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur.  During the fiscal year ended October 31, 2018 and October 31, 2017, there were no transfers in and out of Level 1 or 2.

The following tables set forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the fiscal years ended October 31, 2018 and October 31, 2017 (in thousands):

	Balances, November 1, 2017	Realized Gains (Losses) (1)	Reversal of Prior Year (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, October 31, 2018	Total Loss for the year Included in Earnings Attibutable to the Change in Unrealized Appreciation (Depreciation) on Investments held as of October 31, 2018
Senior/Subordinated Loans and credit facilities	$153,271	$(2,999)	$2,999	$(8,284)	$65,128	$(34,334)	$—	$175,781	$(8,284)
Common Stock	5,937	—	—	(537)	750	—	—	6,150	(537)
Preferred Stock	25,725	—	—	2,749	18,586	—	—	47,060	2,749
Warrants	1,403	—	—	(1,471)	469	—	—	401	(1,471)
Common Equity Interest	56,068	3,455	(3,756)	1,399	—	(6,980)	—	50,186	908
Guarantees and letters of credit	(551)	—	—	(2,193)	(123)	—	—	(2,867)	(2,193)
Escrow Receivable	—	(223)	—	—	1,192	—	—	969	—
Total	$241,853	$233	$(757)	$(8,337)	$86,002	$(41,314)	$—	$277,680	$(8,828)

	Balances, November 1, 2016	Realized Gains (Losses) (1)	Reversal of Prior Year (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, October 31, 2017	Total Loss for the Year Included in Earnings Attibutable to the Change in Unrealized Appreciation (Depreciation) on Investments held as of October 31, 2017
Senior/Subordinated Loans and credit facilities	$141,893	$(28)	$497	$1,374	$58,736	$(49,201)	$—	$153,271	$899
Common Stock	9,524	(6,398)	6,408	(3,023)	59	(633)	—	5,937	(2,914)
Preferred Stock	115,195	110,874	(85,161)	(103)	—	(115,080)	—	25,725	(103)
Warrants	1,886	333	(358)	1,315	—	(1,773)	—	1,403	348
Common Equity Interest	53,811	(27,545)	27,288	2,716	1,128	(1,330)	—	56,068	3,147
LLC Interest	3,992	609	(456)	—	—	(4,145)	—	—	—
Guarantees and letters of credit	(291)	—	13	(273)	—	—	—	(551)	(274)
Escrow Receivable	9,152	1,262	—	—	—	(10,414)	—	—	—
Total	$335,162	$79,107	$(51,769)	$2,006	$59,923	$(182,576)	$—	$241,853	$1,103

(1)     Included in net realized gain (loss) on investments in the Consolidated Statements of Operations.

(2)     Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities disposed of during the fiscal year ended October 31, 2018 and October 31, 2017, respectively.

(3)     Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities held during the fiscal year ended October 31, 2018 and October 31, 2017, respectively.

(4)     Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for new securities.  For the fiscal year ended October 31, 2018 and October 31, 2017, a total of approximately $3.2 million and $1.9 million, respectively, of PIK interest and dividends and amortization of discounts and fees are included.

(5)     Includes decreases in the cost basis of investments resulting from principal repayments or sales.

In accordance with ASU 2011-04, the following table summarizes information about the Company’s Level 3 fair value measurements as of October 31, 2018 and October 31, 2017 (Fair Value is disclosed in thousands):

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range				Weighted
	10/31/2018	Valuation technique	Unobservable input	Low		High		average (a)
Common Stock (c) (d)	$6,150	Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A

		Market Approach	Forward EBITDA Multiple	7.0	x	7.0	x	7.0	x

Senior/Subordinated loans and credit facilities (b) (d)	$175,781	Market Approach	EBITDA Multiple	8.5	x	8.5	x	8.5	x
			Forward EBITDA Multiple	5.0	x	7.5	x	7.0	x
			Revenue Multiple	1.6	x	1.6	x	1.6	x

		Income Approach	Required Rate of Return	8.9%		26.8%		13.0%
			Discount Rate	12.6%		16.0%		14.9%
			Perpetual Growth Rate of Free Cash Flow	2.0%		3.0%		2.7%

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A
			Discount on Liquidation of Assets	17.5%		82.5%		45.6%

Common Equity Interest	$50,186	Market Approach	Forward EBITDA Multiple	6.5	x	7.5	x	7.1	x

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A

		Income Approach	Discount Rate	16.0%		16.0%		16.0%
			Perpetual Growth Rate of Free Cash Flow	3.0%		3.0%		3.0%

Preferred Stock (c)	$47,060	Adjusted Net Asset Approach	Discount to Net Asset Value	1.0%		20.0%		7.0%
			Real Estate Appraisals	N/A		N/A		N/A

		Market Approach	Revenue Multiple	1.6	x	1.6	x	1.6	x
			Forward EBITDA Multiple	7.0	x	7.0	x	7.0	x
			% of AUM	0.70%		0.70%		0.70%
			Illiquidity Discount	45.0%		45.0%		45.0%
			Multiple of Book Value	1.0	x	1.0	x	1.0	x
			EBT Multiple	13.5	x	13.5	x	13.5	x

		Income Approach	Discount Rate	12.6%		14.6%		13.6%
			Perpetual Growth Rate of Free Cash Flow	2.0%		2.5%		2.2%
			Required Rate of Return	16.4%		18.4%		17.1%

Warrants	$401	Market Approach	EBITDA Multiple	7.1	x	7.1	x	7.1	x

Guarantees / Letters of Credit	$(2,867)	Income Approach	Discount Rate	6.5%		20.0%		17.6%

Escrows	$969	Income Approach	Discount Rate	18.9%		18.9%		18.9%

Total	$277,680

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

For the Fiscal Year Ended October 31, 2018

During the fiscal year ended October 31, 2018, the Company made six new investments, committing capital that totaled approximately $41.5 million.  Pursuant to the Order, that allows the Company to co-invest, subject to certain conditions, with certain affiliated private funds as described in the Order, each of the Company and the Private Fund co-invested in Essner ($3.7 million investment for the Company), Black Diamond ($7.5 million investment for the Company), Apex ($15.0 million investment for the Company) and Array ($6.0 million investment for the Company), Tuf-Tug ($5.6 million investment for the Company) and Tin Roof ($3.7 million investment for the Company).

During the fiscal year ended October 31, 2018, the Company made follow-on investments in eight portfolio companies that totaled approximately $20.8 million.  On November 8, 2017, the Company loaned an additional $1.5 million to SCSD in the form of a senior secured loan.  The loan has an interest rate of 12% and a maturity date of November 7, 2020.  On December 21, 2017, the Company loaned approximately $526,000 to Initials increasing the senior subordinated loan amount to approximately $5.3 million.  On December 22, 2017, the Company loaned $1.4 million to Turf in the form of a third lien loan.  The loan has an interest rate of 10% and a maturity date of August 7, 2020.  On February 28, 2018, the Company committed $6.0 million to Custom Alloy in the form of a first lien loan with an interest rate of 10% and a maturity date of October 31, 2018.  The funded amount as of October 31, 2018, net of repayments, was approximately $539,000 with no additional borrowings available on the commitment.  On March 19, 2018, the Company invested approximately $68,000 in Trientis for a warrant.  On March 22, 2018, the Company loaned approximately $2.3 million to MVC Automotive increasing the bridge loan amount to approximately $7.1 million and extending the maturity date to June 30, 2019. On April 10, 2018, the Company loaned approximately $308,000 to Security Holdings, increasing the bridge loan amount to approximately $4.7 million. On May 30, 2018, the Company loaned an additional $4.8 million to Security Holdings in the form of a senior subordinated loan and provided a 3.3 million Euro letter of credit.  The loan has an annual interest rate of 12.45% and a maturity date of May 31,

2020.  During the fiscal year ended October 31, 2018, the Company loaned approximately $3.6 million to RuMe, increasing the subordinated loan amount to approximately $3.3 million and the revolver balance to approximately $1.5 million.

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

On November 29, 2017, the Company received a principal payment of $3.0 million from Dukane resulting in an outstanding balance of approximately $4.4 million as of October 31, 2018.

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

On July 31, 2018, the Company sold its interest in Centile and received cash proceeds of approximately $5.8 million at closing.  An additional $1.2 million of proceeds are held in escrow for 15 months from the closing.  Assuming the full receipt of all escrow proceeds, the sale of Centile will result in a realized gain of approximately $3.5 million.

On October 31, 2018, the Custom Alloy $1.4 million letter of credit was drawn upon, which resulted in the Company receiving a $1.4 million term note with a 15% interest rate and a maturity date of October 31, 2021.

During the fiscal year ended October 31, 2018 Turf made principal payments totaling $210,000 on its third lien loan.

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

During the quarter ended October 31, 2018, the Valuation Committee increased the fair value of the Company’s investments in: Custom Alloy second lien loan, series A preferred stock, series B preferred stock, series C preferred stock and letters of credit by a total of approximately $2.4 million, Dukane loan by approximately $300, Foliofn preferred stock by $310,000, Highpoint loan by approximately $51,000, Legal Solutions loan by approximately $900, Turf loans by approximately $52,000 and the Centile escrow by approximately $34,000 that was recorded as a realized gain.  In addition, increases in the cost basis of the loans to Trientis, HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Array, Black Diamond, Tuf-Tug and Security Holdings were due to the capitalization of PIK interest totaling $927,705.  The Valuation Committee also decreased the fair value of the Company’s investments in: HTI loan by approximately $144,000, Initials loan by approximately $2.2 million, JSC Tekers Holdings preferred stock by $157,000, MVC Automotive equity interest by $442,000, MVC Environmental loan and letter of credit by a total of approximately $966,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $218,000, RuMe series B-1 preferred stock, series C preferred stock, common stock, letters of credit and warrants by a total of approximately $691,000, Security Holdings equity interest and letter of credit by a total of $747,000, Trientis loan and warrant by a total of approximately $932,000 and the U.S. Gas loan by approximately $179,000.

During the fiscal year ended October 31, 2018, the Valuation Committee increased the fair value of the Company’s investments in: Centile equity interest by $491,000, Custom Alloy second lien loan, series A preferred stock, series B preferred stock and series C preferred stock by a total of approximately $6.0 million, Highpoint loan by approximately $150,000, Legal Solutions loan by approximately $3,500, MVC Automotive equity interest by approximately $1.5 million and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $2.2 million. In addition, increases in the cost basis of the loans to HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Initials, Array, Trientis, Black Diamond, Tuf-Tug and Security Holdings were due to the capitalization of PIK interest totaling $3,172,533.  The Valuation Committee also decreased the fair value of the Company’s investments in: Advantage preferred stock by approximately $61,000, Dukane loan by approximately $29,000, Foliofn preferred stock by $414,000, HTI loan by approximately $80,000, Initials loan by approximately $2.5 million, JSC Tekers preferred stock by approximately $117,000, MVC Environmental loan and letter of credit by a total of approximately $6.4 million, RuMe series B-1 preferred stock, series C preferred stock, common stock, letters of credit and warrants by a total of approximately $3.7 million, Security Holdings equity interest and letter of credit by a total of $685,000, Trientis loan and warrant by a total of approximately $932,000,  Turf loans by approximately $319,000, U.S. Gas loan by approximately $1.1 million, SCSD common stock by approximately $134,000, U.S. Tech loan by $55,000 and the Centile escrow by approximately $223,000 that was recorded as a realized loss.

At October 31, 2018, the fair value of all portfolio investments, exclusive of escrow receivables, was $324.5 million with a cost basis of $409.6 million.  At October 31, 2018, the fair value and cost basis of investments made by the Company’s former management team pursuant to the prior investment objective (“Legacy Investments”) was $5.0 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $319.5 million and $394.6 million, respectively.  At October 31, 2017, the fair value of all portfolio investments was $292.5 million with a cost basis of $363.2 million.  At October 31, 2017, the fair value and cost basis of Legacy Investments was $5.4 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $287.1 million and $348.2 million, respectively.

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

On June 8, 2017, the Company received total proceeds of approximately $18.1 million for the repayment of the outstanding Biogenic loans.  The total proceeds include repayment of all outstanding principal and a substantial portion of the unpaid accrued interest related to the loans that were previously reserved against in full beginning on April 1, 2016.  The warrants, which were part of this transaction, resulted in a realized loss of approximately $620,000.

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

10.                               Commitments and Contingencies

Commitments to/for Portfolio Companies

At October 31, 2018 and October 31, 2017, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at October 31, 2018
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Portfolio Company	Amount Committed	Amount Funded at October 31, 2017
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Guarantees:

At October 31, 2018 and October 31, 2017, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at October 31, 2018
MVC Automotive	$6.2 million	—
RuMe	$1.0 million	—
Total	$7.2 million	—

Guarantee	Amount Committed	Amount Funded at October 31, 2017
MVC Automotive	$6.0 million	—
RuMe	$1.0 million	—
Total	$7.0 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At October 31, 2018, the Valuation Committee estimated the combined fair values of the guarantee obligations noted above to be approximately -$107,000 or a liability of approximately $107,000.

These guarantees are further described below, together with the Company’s other commitments.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  Over time, Erste Bank, the bank extending the mortgage to MVC Automotive, increased the amount of the mortgage. The balance of the guarantee as of October 31, 2018 is approximately 5.5 million Euro (equivalent to approximately $6.2 million).

The Company agreed to cash collateralize a $300,000 third party letter of credit for RuMe, which is still a commitment of the Company as of October 31, 2018.  The Company also guaranteed $1.0 million of RuMe’s indebtedness to Colorado Business Bank, which had a fair value of approximately -$107,000 or a liability of $107,000 as of October 31, 2018.  On September 22, 2017, the Company provided RuMe an additional $2.0 million letter of credit, which was reduced to $1.5 million on February 1, 2018 and then increased to $2.0 million on May 7, 2018.  The letter of credit had a fair value of approximately -$273,000 or a liability of $273,000 as of October 31, 2018.

The $2.0 million letter of credit is collateralized by the Company’s Credit Facility III (defined below).

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  The investment period related to the PE Fund has ended.  Additional capital may be called for follow-on investments in existing portfolio companies of the PE Fund or to pay operating expenses of the PE Fund until the partnership is terminated.  During the fiscal year ended October 31, 2017, the Company received proceeds of approximately $12.6 million from the PE Fund related to the sale of AccuMed Corp., a portfolio company of the PE Fund.  The Company’s pro-rata share of the PE Fund’s investment in AccuMed Corp. totaled approximately $2.4 million, resulting in a realized gain of approximately $10.2 million, including escrow distributions.  As of October 31, 2018, $14.6 million of the Company’s commitment has been contributed.

During the fiscal year ended October 31, 2016, the Company agreed to cash collateralize a $500,000 working capital line of credit for an entity partially owned by MVC Environmental provided by Branch Banking and Trust Company (“BB&T”).  During the fiscal year ended October 31, 2017, the cash collateral securing the MVC Environmental working capital line of credit was released and a new credit facility was entered into secured by a $1.0 million letter of credit.  On February 16, 2018, the letter of credit was increased to $3.0 million.  The $3.0 million letter of credit is collateralized by the Company’s Credit Facility III and had a fair value of approximately -$2.4 million or a liability of $2.4 million as of October 31, 2018.

On February 28, 2018, the Company committed $6.0 million to Custom Alloy in the form of a first lien loan with an interest rate of 10% and a maturity date of October 31, 2018.  The outstanding amount as of October 31, 2018, net of repayments, was approximately $539,000 with no additional borrowings available.

During the fiscal year ended October 31, 2018, the Company provided Custom Alloy a $2.0 million and a $1.4 million letter of credit as part of a restructuring.  The $2.0 million letter of credit had a fair value of approximately -$15,000 or a liability of $15,000 as of October 31, 2018.   On October 31, 2018, the $1.4 million letter of credit was drawn, which resulted in the Company receiving a $1.4 million term note with a 15% interest rate and a maturity date of October 31, 2021.  The $2.0 million letter of credit is collateralized by the Company’s Credit Facility III.

During the fiscal year ended October 31, 2018, the Company provided Security Holdings a 3.3 million Euro letter of credit.  The letter of credit had a fair value of approximately -$87,000 or a liability of $87,000.  The letter of credit is collateralized by the Company’s Credit Facility III.

As of October 31, 2018, the total fair value associated with potential obligations related to guarantees and letters of credit was approximately -$2.9 million or a liability of $2.9 million.

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

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with BB&T. On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  On December 1, 2015, Credit Facility II was renewed and expired on May 31, 2016, at which time all outstanding amounts under it were due and repaid.  On June 30, 2016, Credit Facility II was renewed and reduced to a $50 million revolving credit facility, which expired on February 28, 2017, as of which time all outstanding amounts under it were due and repaid.  On February 28, 2017, Credit Facility II was renewed and increased to a $100 million revolving credit facility and expired on August 31, 2017.  On August 31, 2017, Credit Facility II was renewed and decreased to a $25 million revolving credit facility, which was to expire on August 31, 2018.  There was no change to the interest rate or unused fee on the revolving credit facility. The Company incurred closing costs associated with this transaction of $62,500.  On August 10, 2018, Credit Facility II was renewed to August 30, 2019.  The Company incurred closing costs associated with this transaction of $50,000 with no change in terms other than the expiration date.  At October 31, 2017 and October 31, 2018, respectively, there was no balance outstanding on Credit Facility II.  Credit Facility II is used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 125 basis points.  In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid closing fees, legal and other costs associated with these transactions.  These costs are amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.  As of October 31, 2018, the Company was in compliance with all covenants related to Credit Facility II.

On December 9, 2015, the Company entered into a three-year, $50 million revolving borrowing base credit facility (“Credit Facility III”) with Santander Bank N.A. as a lender and lead agent and Wintrust Bank as a lender and syndication agent.  Credit Facility III expires on December 9,

2018. See “Subsequent Events”.  Credit Facility III can, under certain conditions, be increased up to $85 million.  The new facility bears an interest rate of LIBOR plus 3.75% or the prime rate plus 1% (at the Company’s option), and includes a 1% closing fee of the commitment amount and a 0.75% unused fee.  The compensating balance for the revolving credit facility is $5.0 million, which is reflected as restricted cash on the Company’s Consolidated Balance Sheets.  On February 26, 2018, in connection with the U.S. Gas Sale, Credit Facility III was amended, effective as of July 5, 2017, to exclude from pledged collateral the U.S. Gas second lien loan.  On May 7, 2018, the terms of Credit Facility III were amended to, among other things: (i) increase the limit for unsecured indebtedness and certain unsecured guaranty obligations of portfolio companies of the Company to $10,000,000 and (ii) increase the limit on permitted investments of the Company with respect to certain debt, equity and follow-on investments to $28,500,000.  All other material terms of Credit Facility III remained unchanged.  As of October 31, 2018 and October 31, 2017, there was no outstanding balance on Credit Facility III and the Company was in compliance with all covenants related to Credit Facility III.

On November 15, 2017, the Company completed a public offering of $100,000,000 aggregate principal amount of its 6.25% senior notes due November 30, 2022 (“Senior Notes II”). In addition, on November 20, 2017, the underwriters exercised an over-allotment option to purchase an additional $15 million in aggregate principal amount of Senior Notes II (together with the offering on November 15, the “Offering”).  The Senior Notes II have an interest rate of 6.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  After deducting underwriting fees and discounts and expenses, the Offering resulted in net proceeds to the Company of approximately $111.4 million.  The Offering expenses incurred are amortized over the term of the Senior Notes II.  Proceeds from the offering were used to repay the Senior Notes in full, including all accrued interest.  As of October 31, 2018, the Senior Notes II had a total outstanding amount of $115.0 million, net of deferred financing fees the balance was approximately $112.0 million, with a market value of approximately $117.6 million.

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

On September 18, 2018, the Company’s Board of Directors approved the Company’s implementation of a $10 million stock repurchase program.  The program, which is to be completed by the end of the 2018 calendar year, will consist of an issuer tender offer and/or open market repurchases.  The offer price of any tender offer would be determined prior to the commencement of the offer based upon market and other factors.  In addition, the Company’s Board of Directors directed the Company to pursue an additional $5 million in stock repurchases in the open market in 2019, using a portion of the proceeds of equity monetizations and subject to MVC’s common stock continuing to trade at a significant discount to NAV.  Open market repurchases would be made pursuant to the Company’s unlimited stock repurchase program adopted in 2013.  On October 11, 2018, pursuant to the Repurchase Program, the Company entered into the Rule 10b5-1 Plan that qualifies for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Exchange Act. See the Company’s current report on Form 8-K, filed on October 12, 2018, for further details regarding the 10b5-1 Plan.

The following table represents open-market purchases made under our stock repurchase program for the fiscal years ended October 31, 2013 through fiscal year ended October 31, 2018.

Period *	Total Number of Shares Purchased	Average Price Paid per Share including commission	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Purchased Under the Program
For the Year Ended October 31, 2013	1,299,294	$12.83	1,299,294	$16,673,207
For the Year Ended October 31, 2014	310,706	$13.24	1,610,000	$4,114,967
For the Year Ended October 31, 2015	—	—	1,610,000	—
For the Year Ended October 31, 2016	146,409	$8.31	1,756,409	$1,216,746
For the Year Ended October 31, 2017	—	—	—	—
For the Year Ended October 31, 2018	627,724	$9.45	2,384,133	5,930,011
Total	2,384,133	$11.72	2,384,133	$27,934,931

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

12.                               Tax Matters

Return of Capital Statement of Position (ROCSOP) Adjustment: During the year ended October 31, 2018, the Company recorded a reclassification for permanent book to tax differences. These differences were primarily due to net investment losses, return of capital distributions, reclassification of dividends, maturity of amendment fee and investments in partnerships. These differences resulted in a net increase in accumulated income of $9,382,837, an increase in accumulated net realized gain of $141,321, and a net decrease in accumulated paid in capital of $9,524,158. This reclassification had no effect on net assets.

Distributions to Shareholders: The table presented below includes MVC Capital, Inc. only. The Company’s wholly-owned subsidiary MVC Financial Services, Inc. (“MVCFS”) has not been included. As of October 31, 2018, the components of accumulated earnings/ (deficit) on a tax basis were as follows:

Tax Basis Accumulated Earnings (Deficit)
Accumulated capital losses	—
Other Accumulated Losses	(1,852,856)
Undistributed Net investment Income	—
Undistributed Long-Term Capital Gain	—

Gross unrealized appreciation	55,206,059
Gross unrealized depreciation	(107,039,037)

Net unrealized depreciation	$(51,832,978)

Total tax basis accumulated earnings	(53,685,834)
Tax cost of investments	376,622,511

Current year distributions to shareholders on a tax basis:
Ordinary income	415,006
Return of Capital	8,379,886
Long Term Capital Gain	2,407,047

The Company designated as long-term capital gain dividend, pursuant to Internal Revenue Code Section 852(b)(3), the amount necessary to reduce the earnings and profits of the Company related to net capital gain to zero for the tax year ended October 31, 2018.

Prior year distributions to shareholders on a tax basis:
Ordinary income	12,302,465
Long Term Capital Gain	—

Qualified Dividend Income Percentage

The Company designated 1.67% of dividends declared and paid during the year ending October 31, 2018 from net investment income as qualified dividend income under the Jobs Growth and Tax Relief Reconciliation Act of 2003.

Corporate Dividends Received Deduction Percentage

Corporate shareholders may be eligible for the dividends received deduction for certain ordinary income distributions paid by the Company. The Company designated 1.67% of dividends declared and paid during the year ending October 31, 2018 from net investment income as qualifying for the dividends received deduction. The deduction is a pass through of dividends paid by domestic corporations (i.e. only equities) subject to taxation.

Qualified Interest Related Dividends Percentage

The Company designated 97.03% of dividends declared and paid during the year ending October 31, 2018 from net investment income as interest related dividends under Internal Revenue Code Section 871(k)(1)(c).

Short-Term Capital Gain Dividends Percentage

The Company designated 0% of dividends declared and paid during the year ending October 31, 2018 from ordinary income as short-term capital gain dividends under Internal Revenue Code Section 871(k)(2)(c).

13.                               Income Taxes

The Company’s wholly-owned subsidiary MVCFS is subject to federal and state income tax. For the fiscal year ended October 31, 2018, the Company recorded a tax provision of $1,922. For the fiscal year ended October 31, 2017, the Company recorded a tax provision of $1,920. For the fiscal year ended October 31, 2016, the Company recorded a tax provision of $1,884. The provision for income taxes was comprised of the following:

	Fiscal Year ended
	October 31, 2018	October 31, 2017	October 31, 2016
Current tax (benefit) expense:
Federal	$—	$—	$—
State	1,922	1,920	1,884
Total current tax (benefit) expense	1,922	1,920	1,884

Deferred tax expense (benefit):
Federal	—	—	—
State	—	—	—
Total deferred tax expense (benefit)	—	—	—

Total tax (benefit) provision	$1,922	$1,920	$1,884

The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the fiscal years ended October 31, 2018, 2017 and 2016:

	Fiscal Year Ended
	October 31, 2018	October 31, 2017	October 31, 2016
Federal income tax (benefit) at statutory rate	$12,591	$(666,741)	$(453,199)
State income taxes	6,523	(161,235)	(106,937)
Other	(23,972)	(537)	(413)
Net change to valuation allowance	6,780	830,433	562,433
	1,922	1,920	1,884

The Company generated an immaterial net operating loss in the current year for federal and New York state purposes.  The net operating loss will be carried forward to offset federal taxable income in future years.  As of October 31, 2018, the Company has the following NOL available to be carried forward:

NOL - Federal	NOL – New York State	Fiscal Year of NOL	Expiration

$1,411,365	$2,284,298	October 31, 2008	October 31, 2028
$2,585,262	$2,780,861	October 31, 2009	October 31, 2029
$3,969,891	$3,968,135	October 31, 2010	October 31, 2030
$5,287,728	$5,284,207	October 31, 2011	October 31, 2031
$3,659,424	$3,656,073	October 31, 2012	October 31, 2032
$2,639,679	$2,637,924	October 31, 2013	October 31, 2033
$4,385,935	$4,384,181	October 31, 2014	October 31, 2034
$3,834,053	$3,832,297	October 31, 2015	October 31, 2035
$1,025,839	$1,023,955	October 31, 2016	October 31, 2036
$1,903,162	$1,901,242	October 31, 2017	October 31, 2037
$58,397	$56,475	October 31, 2018	October 31, 2038

Due to the uncertainty surrounding the ultimate utilization of these net operating losses, the Company has recorded a 100% valuation allowance against its federal and state net deferred tax assets totaling approximately $7,063,140 and $2,669,081 respectively.

Deferred income tax balances for MVCFS reflect the impact of temporary difference between the carrying amount of assets and liabilities and their tax bases and are stated at tax rates expected to be in effect when taxes are actually paid or recovered. The components of our deferred tax assets and liabilities for MVCFS as of October 31, 2018, October 31, 2017 and October 31, 2016 were as follows:

	October 31, 2018	October 31, 2017	October 31, 2016
Deferred tax assets:
Deferred revenues	$67,162	$120,094	$190,018
Net operating loss	9,671,270	13,080,659	12,228,831
Others	(6,211)	(22,016)	(117,383)
Total deferred tax assets	$9,732,221	$13,178,737	$12,301,466

Valuation allowance on Deferred revenues and Net operating loss	$(9,732,221)	$(13,178,737)	$(12,301,466)

Net deferred tax assets	$—	$—	$—

Deferred tax liabilities:
Deferred tax liabilities	—	—	—

Total deferred tax liabilities	—	—	—

Net deferred taxes	$—	$—	$—

14.                               Segment Data

The Company’s reportable segments are its investing operations as a business development company, MVC Capital, which includes MVC Cayman and MVC Turf.  MVCFS, a wholly-owned subsidiary that provides advisory, administrative and other services to the Company and its portfolio companies, is also included.

The following table presents book basis segment data for the fiscal year ended October 31, 2018:

	MVC	MVCFS	Consolidated
Interest and dividend income	$21,518,386	$2,718	$21,521,104
Fee income	199,832	80,441	280,273
Fee income - asset management	—	1,083,576	1,083,576
Total operating income	21,718,218	1,166,735	22,884,953

Total operating expenses	19,953,334	1,353,738	21,307,072
Less: Waivers by Adviser	(1,993,361)	(188,925)	(2,182,286)
Total net operating expenses	17,959,973	1,164,813	19,124,786

Net operating income before taxes	3,758,245	1,922	3,760,167

Tax expense	—	1,922	1,922
Net operating income	3,758,245	—	3,758,245

Net realized gain on investments	202,519	—	202,519
Net unrealized (depreciation) appreciation on investments	(14,547,194)	53,260	(14,493,934)

Net (decrease) increase in net assets resulting from operations	$(10,586,430)	$53,260	$(10,533,170)

The following table presents book basis segment data for the fiscal year ended October 31, 2017:

	MVC	MVCFS	Consolidated
Interest and dividend income	$17,269,250	$3,931	$17,273,181
Fee income	167,823	1,515,252	1,683,075
Fee income - asset management	—	1,137,844	1,137,844
Other Income	—	10,000	10,000
Total operating income	17,437,073	2,667,027	20,104,100

Total operating expenses	21,619,559	5,791,045	27,410,604
Less: Waivers by Adviser	(676,838)	(1,032,764)	(1,709,602)
Total net operating expenses	20,942,721	4,758,281	25,701,002

Net operating loss before taxes	(3,505,648)	(2,091,254)	(5,596,902)

Tax expense	—	1,920	1,920
Net operating loss	(3,505,648)	(2,093,174)	(5,598,822)

Net realized gain on investments	89,642,778	252,853	89,895,631
Net unrealized depreciation on investments	(56,850,208)	(122,602)	(56,972,810)

Net increase (decrease) in net assets resulting from operations	$29,286,922	$(1,962,923)	$27,323,999

The following table presents book basis segment data for the fiscal year ended October 31, 2016:

	MVC	MVCFS	Consolidated
Interest and dividend income	$32,692,958	$4,771	$32,697,729
Fee income	50,117	3,204,833	3,254,950
Fee income - asset management	—	1,414,205	1,414,205
Total operating income	32,743,075	4,623,809	37,366,884

Total operating expenses	13,780,668	7,304,046	21,084,714
Less: Waivers by Adviser	(1,779,408)	(1,268,052)	(3,047,460)
Total net operating expenses	12,001,260	6,035,994	18,037,254

Net operating income (loss) before taxes	20,741,815	(1,412,185)	19,329,630

Tax expense	—	1,884	1,884
Net operating income (loss)	20,741,815	(1,414,069)	19,327,746

Net realized loss on investments	(45,157,415)	—	(45,157,415)
Net unrealized appreciation on investments	28,548,598	79,246	28,627,844

Net increase (decrease) in net assets resulting from operations	$4,132,998	$(1,334,823)	$2,798,175

15.                               Selected Quarterly Data (unaudited)

	2018				2017				2016
	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):

Total operating income	5,967	6,211	5,500	5,207	5,490	7,305	3,929	3,380	5,417	8,005	15,855	8,090

Management fee	1,496	1,487	1,496	1,411	1,335	1,393	1,696	1,814	1,721	1,932	1,958	1,979
Portfolio fees - asset management	122	112	148	147	148	146	138	177	183	185	186	187
Management fee - asset management	81	70	66	67	67	67	49	62	72	60	86	101
Administrative	922	1,070	856	1,295	983	804	1,172	1,474	802	1,319	1,174	958
Interest, fees and other borrowing costs	2,238	2,403	2,981	3,117	2,495	2,649	2,606	2,538	2,598	2,488	2,497	2,629
Loss on extinguishment of debt	—	—	—	1,783	—	—	—	—	—	—	—	—
Net Incentive compensation	—	(1,316)	(1,012)	267	(1,224)	5,077	985	760	577	(1,512)	1,135	(2,230)
Total waiver by adviser	(598)	(595)	(599)	(390)	(372)	(386)	(461)	(491)	(467)	(521)	(1,527)	(532)
Tax expense	1	—	1	—	1	—	—	1	1	—	1	—
Net operating income (loss) before net realized and unrealized gains	1,705	2,980	1,563	(2,490)	2,057	(2,445)	(2,256)	(2,955)	(70)	4,054	10,345	4,998
Net (decrease) increase in net assets resulting from operations	(2,220)	(5,870)	(3,393)	950	(4,028)	23,906	3,069	4,377	5,279	(3,536)	6,046	(4,991)
Net (decrease) increase in net assets resulting from operations per share	(0.10)	(0.32)	(0.18)	0.05	(0.17)	1.06	0.14	0.19	0.23	(0.16)	0.26	(0.21)
Net asset value per share	12.46	12.62	13.09	13.42	13.24	13.38	12.45	12.45	12.39	12.27	12.56	12.43

16.                               Significant Subsidiaries (unaudited)

We have determined that the following unconsolidated portfolio companies met the applicable conditions of significant subsidiary for the periods indicated: RuMe, MVC Automotive and Equus for the fiscal year ended October 31, 2018; MVC Automotive for the fiscal year ended October 31, 2017; and MVC Automotive, Tekers, Turf and Equus for the fiscal year ended October 31, 2016.  During the fiscal year ended October 31, 2017, the Company sold its controlling stakes in Turf and Tekers and it no longer had a controlling stake in Turf or Tekers as of October 31, 2017; as a result, only September 30, 2016 financial information is included below with respect to these entities.

The financial information presented below for RuMe and MVC Automotive as well as for Tekers and Equus, where applicable, includes summarized balance sheets as of September 30, 2018 (the last calendar quarter-end prior to October 31, 2018 for each of these companies), September 30, 2017 and September 30, 2016, and income statements for the period October 1, 2017 to September 30, 2018, October 1, 2016 to September 30, 2017 and October 1, 2015 to September 30, 2016.  The financial information presented below for Turf is based on their fiscal year ended October 31, 2016.  The financial information below is based on unaudited financial statements and has been prepared and furnished by each portfolio company or derived from publicly available filings which, in any case, were not prepared by the Company.

	RuMe	MVC Automotive	RuMe	MVC Automotive	MVC Automotive	Tekers	RuMe
Balance Sheet	As of September 30,	As of September 30,	As of September 30,	As of September 30,	As of September 30,	As of September 30,	As of September 30,
All numbers in thousands	2018	2018	2017	2017	2016	2016	2016

Assets:
Total current assets	$1,860	$68,102	$2,555	$48,217	$44,954	$27	$2,312
Tota non-current assets	398	24,226	596	24,938	23,953	1,015	582
Total Assets	$2,258	$92,328	$3,151	$73,155	$68,907	$1,042	$2,894

Liabilities and Sharholders Equity:
Current Liabilities	$6,794	$74,974	$5,485	$54,859	$50,637	$623	$4,685
Long-term liablities	3,454	14,965	2,648	16,319	16,497	0	1,721
Shareholders Equity	(7,990)	2,389	(4,982)	1,977	1,773	419	(3,512)
Total Liablities and Shareholders Equity	$2,258	$92,328	$3,151	$73,155	$68,907	$1,042	$2,894

Balance Sheet All numbers in thousands	Equus As of September 30, 2018	Equus As of September 30, 2017	Equus As of September 30, 2016

Assets:
Investments in portfolio securities at fair value	$37,192	$29,274	$27,665
Cash, cash equivilents, tempory cash investments and restricted cash	25,371	30,561	42,915
Other assets	1,224	1,106	1,156
Total assets	$63,787	$60,941	$71,736

Liabilities:
Borrowing under margin account	$16,995	$17,992	$29,998
Other liabilites	221	950	232
Total Liabilities	$17,216	$18,942	$30,230

Net Assets	$46,571	$41,999	$41,506

Balance Sheet All numbers in thousands	Turf As of October 31, 2016

Assets:
Total current assets	$11,283
Tota non-current assets	2,712
Total Assets	$13,995

Liabilities and Sharholders Equity:
Current Liabilities	$8,517
Long-term liablities	6,141
Shareholders Equity	(663)
Total Liablities and Shareholders Equity	$13,995

	RuMe	MVC Automotive	RuMe	MVC Automotive	MVC Automotive	Tekers	RuMe
	For the Period from	For the Period from	For the Period from	For the Period from	For the Period from	For the Period from	For the Period from
Income Statement	October 1, 2017 to	October 1, 2017 to	October 1, 2016 to	October 1, 2016 to	October 1, 2015 to	October 1, 2015 to	October 1, 2015 to
All numbers in thousands	September 30, 2018	September 30, 2018	September 30, 2017	September 30, 2017	September 30, 2016	September 30, 2016	September 30, 2016

Net Sales & Revenue	$8,500	$193,719	$13,031	$173,687	$165,790	$—	$12,479
Cost of Sales	5,647	176,017	7,811	159,183	149,531	104	7,582
Gross Margin	2,853	17,702	5,220	14,504	16,259	(104)	4,896
Operating Expenses	4,835	15,483	6,633	14,612	17,142	6	7,420
Operating Income	(1,982)	2,219	(1,413)	(108)	(883)	(110)	(2,524)
Income Tax (Benefit)	0	115	0	210	89	0	—
Interest Expense	619	1,613	677	1,366	1,485	43	104
Other Expenses (Income), Net	(24)	73	(34)	(611)	(2,452)	7	(134)
Net Income (Loss)	$(2,577)	$418	$(2,056)	$(1,073)	$(5)	$(160)	$(2,494)

	Equus	Equus	Equus
	For the Period from	For the Period from	For the Period from
Income Statement	October 1, 2017 to	October 1, 2016 to	October 1, 2015 to
All numbers in thousands	September 30, 2018	September 30, 2017	September 30, 2016

Investment income	$436	$631	$778
Total expenses	3,845	4,581	2,846
Net investment loss	(3,409)	(3,950)	(2,068)
Net realized gain (loss)	4	(9)	(9)
Net change in unrealized appreciation (depreciation) of portfolio securities	7,813	2,535	5,648
Net change in unrealized depreciation of portfolio securities - related party	(193)	821	283

Net increase (decrease) in net assets resulting from operations	$4,215	$(603)	$3,854

Turf
Income Statement	For the Year Ended
All numbers in thousands	October 31, 2016

Net Sales & Revenue	$37,833
Cost of Sales	26,385
Gross Margin	11,448
Operating Expenses	10,466
Operating Income	982
Income Tax (Benefit)	22
Interest Expense	857
Other Expenses (Income), Net	0
Net Income (Loss)	$103

17.                               Subsequent Events

On November 9, 2018, Custom Alloy repaid its first lien loan in full including all accrued interest.

On November 13, 2018, Custom Alloy repaid its $1.4 million second lien loan in full including all accrued interest.

On November 27, 2018, the Company funded approximately $3.0 million related to the MVC Environmental letter of credit, which was called by the beneficiary.

On November 28, 2018, the Company announced its determination to extend the Repurchase Program beyond December 31, 2018 until the full $10 million of shares are repurchased pursuant to the Repurchase Program. As of January 14, 2019, the Company has repurchased a total of approximately $9.2 million of stock since September 2018.

On December 7, 2018, pursuant to the Order, each of the Company and the Private Fund co-invested in second lien notes and common stock issued by GTM Intermediate Holdings, Inc.  The Company and the Private Fund invested approximately $1.5 million and approximately $6.2 million, respectively, in such notes, with a cash interest rate of 11% plus 1% PIK and a maturity date of June 7, 2024, and $346,000 and approximately $1.4 million, respectively, in shares of common stock, which are held through a holding company.  In accordance with the conditions of the Order, the Board, including a majority of the Independent Directors, approved, in advance, the Company’s investment in the loan and common stock.

On December 7, 2018, Credit Facility III was renewed until March 9, 2019. See the Company’s Current Report on Form 8-K, filed on December 7, 2018 for more information.

On December 27, 2019, the Company received proceeds of approximately $7.8 million from the PE Fund related to the sale of Plymouth Rock Energy, LLC, a portfolio company of the PE Fund.  The Company’s pro-rata share of the PE Fund’s cost basis in the Plymouth Rock Energy, LLC investment totaled approximately $2.5 million, resulting in a realized gain of approximately $5.3 million.  The Company also received a carried interest payment from the PE Fund of approximately $173,000 related to the sale, which was recorded as additional realized gains.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

MVC Capital, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of MVC Capital, Inc. (a Delaware corporation) and subsidiaries (the “Company”), including the consolidated schedule of investments, as of October 31, 2018 and 2017, the related consolidated statements of operations, cash flows and changes in net assets for each of the three years in the period ended October 31, 2018, and the related notes and selected per share data and ratios (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2018 and 2017, and the results of its operations, its cash flows and changes in net assets for each of the three years in the period ended October 31, 2018, and its selected per share data and ratios for each of the four years in the period ended October 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of October 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated January 14, 2019 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included verification by confirmation of securities as of October 31, 2018 and 2017, by correspondence with the portfolio companies and custodian.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015

New York, New York

January 14, 2019

Item 9.                                       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management has conducted an evaluation, under the supervision of, and with the participation of, the individual who performs the functions of a Principal Executive Officer (the “CEO”) and the individual who performs the functions of a Principal Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2018. Based upon that evaluation, management has concluded that the Company’s disclosure controls and procedures are effective as of October 31, 2018.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s CEO and CFO as appropriate, to allow timely decisions regarding required disclosure.

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

Management, including the Company’s CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2018. In making this assessment, management used the criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, management concluded that the Company maintained effective internal control over financial reporting as of October 31, 2018.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

MVC Capital, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of MVC Capital, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of October 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended October 31, 2018, and our report dated January 14, 2019 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ GRANT THORNTON LLP

New York, New York

January 14, 2019

ITEM 9B.                                       OTHER INFORMATION

None.

PART III

Item 10.                                                  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors and the officers of the Company, including brief biographical information, as of January 1, 2019, is set forth below.

(1) Name, Address and Age	(2) Positions(s) Held with the Company	(3) Term of Office/ Length of Time Served	(4) Principal Occupation(s) During Past 5 Years	(5) Number of Portfolios in Company Complex Overseen by Director or Nominee for Director	(6) Other Directorships Held by Director or Nominee for Director During Past 5 Years
Independent Directors

Emilio Dominianni 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 87	Director	1 year/15 years, 9 months

Mr. Dominianni is a retired Partner of, and was Special Counsel to, Coudert Brothers LLP, a law firm. He is currently a director of Stamm International Corporation, Powrmatic Inc. and Powrmatic of Canada Ltd., manufacturers and distributors of heating, ventilating, and air conditioning equipment. Mr. Dominianni was previously a director of Powrmatic Ltd. and SF Ltd.

				None(1)	See column 4

(1) Name, Address and Age	(2) Positions(s) Held with the Company	(3) Term of Office/ Length of Time Served	(4) Principal Occupation(s) During Past 5 Years	(5) Number of Portfolios in Company Complex Overseen by Director or Nominee for Director	(6) Other Directorships Held by Director or Nominee for Director During Past 5 Years

Phillip Goldstein 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 73	Director	1 year/6 years, 2 months

Mr. Goldstein is a principal of Bulldog Holdings, LLC, the owner of several entities serving as the general partner of several investment partnerships in the Bulldog Investors group of private funds, and the owner of Kimball & Winthrop, LLC, the managing general partner of Bulldog Investors General Partnership, since 2012; additionally, Mr. Goldstein is a principal of Bulldog Investors, LLC, the investment adviser for Special Opportunities Fund, several private investment funds, and separately managed accounts, since 2009. Mr. Goldstein is (or was previously) a Director or Trustee of the following closed-end funds: Mexico Equity and Income Fund since 2000; Special Opportunities Fund since 2009; High Income Securities Fund since 2018; and Swiss Helvetia Fund, Inc. since 2018. Mr. Goldstein also is (or was previously) a Director or Trustee of the following companies: Brookfield DTLA Fund Office Trust Investor, Inc., a subsidiary of a large commercial real estate company, since 2017; Chairman and Director of Emergent Capital, Inc. (formerly known as Imperial

				None(1)	See column 4

(1) Name, Address and Age	(2) Positions(s) Held with the Company	(3) Term of Office/ Length of Time Served	(4) Principal Occupation(s) During Past 5 Years	(5) Number of Portfolios in Company Complex Overseen by Director or Nominee for Director	(6) Other Directorships Held by Director or Nominee for Director During Past 5 Years

Gerald Hellerman 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 81	Director	1 year/15 years, 9 months

Mr. Hellerman owned and served as Managing Director of Hellerman Associates, a financial and corporate consulting firm, from the firm’s inception in 1993 until it ceased operations in 2013. Mr. Hellerman currently serves as a director and chief compliance officer for The Mexico Equity and Income Fund, Inc. and for Special Opportunities Fund, Inc. Mr. Hellerman currently serves as Trustee of Crossroads Liquidating Trust (formerly BDCA Venture, Inc.). Mr. Hellerman also serves as a Trustee and member of the audit committee of Fiera Capital Series Trust, as a director and member of the audit committee of The Swiss Helvetia Fund, Inc., and as trustee and chair of the audit committee of High Income Securities Fund. Mr. Hellerman was previously a director of Brantley Capital Corporation, Ironsides Partners Opportunity Offshore Fund Ltd. and director and chairman of the audit committee of Emergent Capital, Inc. (formerly known as Imperial Holdings Inc.)

				None(1)	See column 4

(1) Name, Address and Age	(2) Positions(s) Held with the Company	(3) Term of Office/ Length of Time Served	(4) Principal Occupation(s) During Past 5 Years	(5) Number of Portfolios in Company Complex Overseen by Director or Nominee for Director	(6) Other Directorships Held by Director or Nominee for Director During Past 5 Years

Robert Knapp Ironsides Partners LLC 100 Summer Street 27th Floor Boston, MA 02108 Age: 52	Director	1 year/15 years, 9 months

Mr. Knapp is the Founder and CIO of Ironsides Partners LLC, a Boston based investment manager specializing in closed-end funds, holding companies, and asset value investing generally. Ironsides and related entities serve as the manager and general partner to various funds and managed accounts for institutional clients. Mr. Knapp is director of Okeanis Eco Tankers (OSE: OET-ME NO), a director of Emergent Capital (Nasdaq OTC: EMGC), as well as the Pacific Alliance Asia Opportunity Fund and its related entities and Pacific Alliance Group Asset Management Ltd., based in Hong Kong. Mr. Knapp is also a principal and director of Africa Opportunity Partners Limited (“AOP”), a Cayman Islands company that serves as the investment manager to Africa Opportunity Fund Limited (“AOF”), a closed-end investment company incorporated in the Cayman Islands that trades on the London Stock Exchange and related entities. Mr. Knapp serves on the Boards of Directors of AOF. Mr. Knapp also serves as a member of the Board of Managers of Veracity Worldwide LLC. In addition to his directorships named above, Mr. Knapp serves as a director of the Massachusetts Eye and Ear Infirmary, and is a Trustee of the Children’s School of Science and the Sea Education Association, both of Woods Hole, MA. Mr. Knapp was formerly an independent, non-executive director of Castle Private Equity AG (SWX: CPEN) and was formerly a director of MPC Container Ships (XOSL:MPCCME).  Prior to founding Ironsides, Mr. Knapp was a managing director for over ten years with Millennium Partners, based in New York.

				None(1)	See column 4

(1) Name, Address and Age	(2) Positions(s) Held with the Company	(3) Term of Office/ Length of Time Served	(4) Principal Occupation(s) During Past 5 Years	(5) Number of Portfolios in Company Complex Overseen by Director or Nominee for Director	(6) Other Directorships Held by Director or Nominee for Director During Past 5 Years

Scott D. Krase Oak Hill Advisors 1114 Avenue of the Americas, 27th Floor New York, NY 10036 Age: 51	Director	2 months

Mr. Krase, CFA, serves as the Senior Advisor on the Investment Team of Oak Hill Advisors, L.P. (“Oak Hill”), an investment manager which he co-founded in 1993. At Oak Hill, Mr. Krase was a Senior Partner with portfolio management responsibilities in the U.S. and Europe. Prior to founding Oak Hill, Mr. Krase worked at TSA Capital Management, an investment manager, where he was a portfolio manager responsible for global asset allocation, from 1992 to 1993. He also worked in the mergers and acquisitions departments for several investment banks including Gleacher & Co. Ltd. (OTCMKTS: GLCH) from 1990 to 1991 and Salomon Brothers, Inc. (formerly NYSE: SB) from 1989 to 1990. During his career, Mr. Krase has served as a lead participant on numerous creditor committees. In addition, Mr. Krase served two terms as Chairman of Loan Syndications and Trading Association, an industry organization, from 2005 to 2007. Mr. Krase also serves on the board of directors of Bulk Maritime, a private holding company, since 2012. Previously, he served on the board of Grove Industries, one of the world’s leading producers of mobile hydraulic cranes, from largest alternative telecommunications network in Ireland from 2013 to 2017. Mr. Krase also serves on the boards of several non-profit organizations, including The Third Option Foundation beginning January 2017, Venture for
America beginning January 2016 and Castle Athletics beginning 2009, and he founded the non-profit, one2one USA Foundation, in October 2016. Mr. Krase received a B.S. from The Wharton School of the University of Pennsylvania.

				None(1)	See Column 4

(1) Name, Address and Age	(2) Positions(s) Held with the Company	(3) Term of Office/ Length of Time Served	(4) Principal Occupation(s) During Past 5 Years	(5) Number of Portfolios in Company Complex Overseen by Director or Nominee for Director	(6) Other Directorships Held by Director or Nominee for Director During Past 5 Years

William Taylor 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 76	Director	1 year/12 years, 10 months

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

				None(1)	See column 4

Officer and Nominees for Interested Directors

Warren Holtsberg(2) 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 68	Director	1 year/11 years, 8 months

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

				None(1)	See column 4

(1) Name, Address and Age	(2) Positions(s) Held with the Company	(3) Term of Office/ Length of Time Served	(4) Principal Occupation(s) During Past 5 Years	(5) Number of Portfolios in Company Complex Overseen by Director or Nominee for Director	(6) Other Directorships Held by Director or Nominee for Director During Past 5 Years

Association until 2014 and as a member of the Board of Sportvision until December 2016. Mr. Holtsberg currently serves as a member of the Board of the Big Shoulders Fund, and Advanced Oilfield Services, a portfolio company of the MVC Private Equity Fund, L.P. Mr. Holtsberg serves as an Emeritus Board Member of the Chicagoland Entrepreneurship Center, the Illinois Emerging Technology Funds and as Chairman of the Board of UI Labs. Previously, Mr. Holtsberg served as a board member of Illinois Ventures, the venture investment arm for the University of Illinois through 2015. Mr. Holtsberg also serves as a director for MVC Partners LLC and is on the board of managers of MVC Cayman. Mr. Holtsberg previously served as director of U.S. Gas & Electric, Inc.

Michael Tokarz(3) 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 69	Director/ Principal Executive Officer	1 year/15 years, 1 month

Mr. Tokarz currently serves as Chairman and Portfolio Manager of the Fund and as Manager of the Adviser. Mr. Tokarz is also the Managing Member of The Tokarz Group, a private merchant bank, since 2002. In addition, Mr. Tokarz is a principal and investment team member of PPC Enterprises LLC, a registered investment adviser. Prior to this, Mr.

				None(1)	See column 4

(1) Name, Address and Age	(2) Positions(s) Held with the Company	(3) Term of Office/ Length of Time Served	(4) Principal Occupation(s) During Past 5 Years	(5) Number of Portfolios in Company Complex Overseen by Director or Nominee for Director	(6) Other Directorships Held by Director or Nominee for Director During Past 5 Years

Tokarz was a senior General Partner and Administrative Partner at Kohlberg Kravis Roberts & Co., a private equity firm specializing in management buyouts. He also currently serves on the corporate board of Mueller Water Products, Inc. He is Chairman Emeritus and is a member of the Board of the University of Illinois Foundation, and serves on its executive committee, investment policy committee and finance committee. He is also a member of the Board of Managers for Illinois Ventures, LLC and Illinois Emerging Technology Fund LLC. Mr. Tokarz serves as a director for the following portfolio companies of the Fund: Custom Alloy Corporation, MVC Automotive Group GmbH, and MVC Partners LLC. He also serves as a director of Focus Pointe Global, Gibdock Limited, and Plymouth Rock Energy, LLC, all portfolio companies of MVC Private Equity Fund, L.P. He was previously on the board of CNO Financial, Walter Investment Management, Walter Energy, IDEX Corporation, RJR Nabisco, Beatrice Foods, Con Agra Corporation, Safeway, Lomonosov, and Athleta, Inc. Additionally, he was on the boards of Turf Products, LLC, until the asset was converted to debt, Timberland Machines & Irrigation, Inc., Dakota Growers Pasta Company,

(1) Name, Address and Age	(2) Positions(s) Held with the Company	(3) Term of Office/ Length of Time Served	(4) Principal Occupation(s) During Past 5 Years	(5) Number of Portfolios in Company Complex Overseen by Director or Nominee for Director	(6) Other Directorships Held by Director or Nominee for Director During Past 5 Years

Harmony Health and Beauty, Inc., Harmony Pharmacy & Health Centers, Inc., Summit Research Labs, Inc., Ohio Medical Corporation, and Huamei Capital Company, formerly portfolio companies of the Fund.

Executive Officers

Scott Schuenke 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 39	Chief Financial Officer	Indefinite term/ 5 years,2 months

Mr. Schuenke currently serves as the Chief Financial Officer of the Adviser, in addition to his service as Chief Financial Officer of the Company. Mr. Schuenke also serves as the CFO of PPC Enterprises, LLC, a registered investment adviser. He previously served as the Chief Compliance Officer to the Company and the Adviser. Prior to joining the Company in June 2004, Mr. Schuenke served as a compliance officer with U.S. Bancorp Fund Services, LLC, from 2002 until he joined the Company in 2004. Mr. Schuenke also served as the secretary of The Mexico Equity & Income Fund, Inc. and assistant secretary of Tortoise Energy Infrastructure Corporation during his tenure at U.S. Bancorp Fund Services, LLC. He previously served on the Boards of NPWT Corporation when it was a portfolio company of the Company, and Vestal Manufacturing Enterprises, Inc. through

				N/A	N/A

(1) Name, Address and Age	(2) Positions(s) Held with the Company	(3) Term of Office/ Length of Time Served	(4) Principal Occupation(s) During Past 5 Years	(5) Number of Portfolios in Company Complex Overseen by Director or Nominee for Director	(6) Other Directorships Held by Director or Nominee for Director During Past 5 Years

2015. Mr. Schuenke is a Certified Public Accountant.

Kevin Byrne 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 59	Chief Compliance Officer	Indefinite/3 years, 10 months

Mr. Byrne currently serves as Chief Compliance Officer of the Adviser, in addition to his service as Chief Compliance Officer of the Company. He also currently serves as Financial, Administrative and Compliance Consultant/Member at Fisher Capital Corp, LLC and as Deputy Chief Compliance Officer for PPC Enterprises, LLC. He previously served as a Compliance Consultant to the Adviser from November 2013 to December 2014.

				N/A	N/A

Jaclyn Rothchild 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 40	Vice President/ Secretary	Indefinite term/14 years, 1 month; Indefinite term/14 years, 10 months

Ms. Rothchild currently serves as Vice President and Secretary of the Adviser, in addition to her service as Vice President and Secretary of the Company. Prior to joining the Company in June 2002, she was an Associate and Business Manager with Draper Fisher Jurvetson meVC Management Co. LLC, the former investment sub-adviser to the Company, and an Associate at The Bank Companies (acquired by Newmark & Co. Real Estate), a commercial real estate company. Ms. Rothchild serves as Vice President and Chief Operating Officer of Eleventh Street Partners, Inc. Ms. Rothchild serves on the Board of MVC Partners LLC, a portfolio company of the Company. Ms. Rothchild was formerly an Advisory Board member of Forward  Health.

				N/A	N/A

(1)Other than the Company.

(2)Mr. Holtsberg is an “interested person,” as defined in the 1940 Act, of the Company (an “Interested Director”) because of his employment with the Adviser.

(3)Mr. Tokarz is an Interested Director because he serves as an officer of the Company.

Mr. Scott Krase was elected as a Director at the 2018 Annual Meeting. He was nominated for such election based on the recommendation of West Family Investments, Inc. (“WFI”), a significant shareholder of the Company, following discussions with WFI and other larger shareholders. In particular, the Nominating Committee and the Board considered Mr. Krase’s background and experience in debt financing and investments. In determining whether each of the other Directors should continue to serve as a Director, the Nominating Committee and the Board considered a variety of factors, including each of the other Directors’ performance as current Directors and their professional background and experience. The Board noted the other Directors’ collective knowledge and experience in financial services, legal and financial analysis, corporate finance, asset management, portfolio management and accounting, all of which strengthen the Board’s collective qualifications. The Nominating Committee members considered that Messrs. Tokarz and Holtsberg are not Independent Directors but recognized that they represent the Adviser, and, as such, help foster the Board’s direct access to information regarding the Adviser, which is the Company’s most significant service provider.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the 1934 Act, and Section 30(h) of the 1940 Act, taken together, require that the Directors, officers of the Company and beneficial owners of more than 10% of the equity securities of the Company (collectively, “Reporting Persons”) file with the SEC reports of their beneficial ownership and changes in their beneficial ownership of the Company’s securities. Based solely on its review of the copies of such reports, the Company believes that each of the Reporting Persons who was a Reporting Person during the fiscal year ended October 31, 2018 has complied with applicable filing requirements.

Code of Ethics.

The Board has also adopted a Code of Ethics, which applies to, among others, all of the Company’s officers and directors, as well as a Code of Ethics for Principal Executive and Senior Financial Executives that applies to and has been signed by the Principal Executive Officer and the Chief Financial Officer of the Company. You may read and copy the Codes of Ethics at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the Codes of Ethics are available on the EDGAR Database on the SEC’s website at http://www.sec.gov. These materials can also be found on the Company’s website at

www.mvccapital.com. Waivers, if any, of the Company’s Code of Ethics or Code of Ethics for Principal Executive and Senior Financial Executives will be promptly disclosed on the Company’s website.

Audit Committee.

The Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the 1934 Act. The members of the Audit Committee are Emilio Dominianni, Gerald Hellerman and William Taylor.  Each of the current members of the Audit Committee, is considered an independent director.  Each member of the Audit Committee meets the applicable independence and experience requirements, and the Board has determined that Mr. Hellerman is an “audit committee financial expert,” as defined under Item 407(d)(5) of Regulation S-K of the 1934 Act.  Mr. Hellerman is the Chairman of the Audit Committee. The Board has determined that Mr. Hellerman’s service on the audit committees of 3 other funds will not impair his ability to serve on the Audit Committee.

Item 11.         EXECUTIVE COMPENSATION

Director and Executive Officer Compensation

The Company’s officers do not receive any direct compensation from the Company. The Company does not currently have any employees and does not expect to have any employees. Services necessary for its business are provided by individuals who are employees of the Adviser, and the Company’s administrator, U.S. Bancorp Fund Services, LLC (the “Administrator”), pursuant to the terms of the Company’s amended and restated investment advisory and management agreement (the “Advisory Agreement”) and administration agreement. Each of the Company’s executive officers is an employee of the Adviser. The Company’s day-to-day investment operations are managed by the Adviser.

The following table sets forth compensation paid by the Company in all capacities during the fiscal year ended October 31, 2018 to all of our Directors. Our Directors have been divided into two groups—Interested Directors and Independent Directors. The Interested Directors are “interested persons,” as defined in the 1940 Act, of the Company. No compensation is paid to the Interested Directors. (The Company is not part of any Fund Complex.) No information has been provided with respect to executive officers of the Company because the Company’s executive officers do not receive any direct compensation from the Company.

Name of Person, Position	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation(1)	Total
Interested Directors
Warren Holtsberg, Director	None	None	None	None
Michael Tokarz, Chairman and Portfolio Manager	None	None	None	None
Independent Directors
Emilio Dominianni, Director	$56,666.67	None	None	$56,666.67
Phillip Goldstein, Director	$49,583.00	None	None	$49,583.00
Gerald Hellerman, Director	$63,750.00	None	None	$63,750.00
Robert Knapp, Director	$63,750.00	None	None	$63,750.00
William Taylor, Director	$49,583.33	None	None	$49,583.33
Scott Krase, Director(2)	$0	None	None	$0

(1)Directors do not receive any pension or retirement benefits from the Company.

(2)Mr. Krase commenced service as a Director following the conclusion of the Fiscal Year.

Effective May 1, 2014, the fees payable to Independent Directors and the fees payable to the Chairman of the Audit Committee, Valuation Committee, and Nominating Committee are as follows: Each Independent Director is paid an annual retainer of $70,000 ($80,000 for the Chairman of the Audit Committee and the non-Chairman members of the Valuation Committee and $90,000 for the Chairman of the Valuation Committee) for up to five in-person Board meetings and committee meetings per year. In the event that more than five in-person Board meetings and committee meetings occur, each Director will be paid an additional $1,000 for an in-person meeting. More recently, however, effective November 2017, the Board approved a 25% reduction in the compensation of each of the Independent Directors (calculated pursuant to the foregoing structure then reduced by 25%) until the Company’s NAV discount is 10% or less. Each Independent Director is also reimbursed by the Company for reasonable out-of-pocket expenses. The Directors do not receive any pension or retirement benefits from the Company.

Compensation Committee.

The Compensation Committee, the principal purpose of which is to oversee the compensation of the Independent Directors, is currently comprised of Messrs. Hellerman and Knapp. Mr. Hellerman is the Chairman of the Compensation Committee. The Compensation Committee was established in March 2003. The Compensation Committee annually reviews the overall compensation principles of the Company governing the compensation and benefits of the Directors and officers, including developing and recommending, for the Board’s adoption, compensation for members of the Board.

Item 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Director Equity Ownership

The following table sets forth, as of January 1, 2019 with respect to each Director, certain information regarding the dollar range of equity securities beneficially owned in the Company. The Company does not belong to a family of investment companies.

(1) Name of Director or Nominee	(2) Dollar Range of Equity Securities in the Company	(3) Aggregate Dollar Range of Equity Securities of All Funds/Companies Overseen or to be Overseen by Director or Nominee in Family of Investment Companies
Independent Directors
Emilio Dominianni	Over $100,000	Over $100,000
Phillip Goldstein	Over $100,000	Over $100,000
Gerald Hellerman	Over $100,000	Over $100,000
Robert Knapp	Over $100,000	Over $100,000
Scott D. Krase	None	None
William Taylor	Over $100,000	Over $100,000
Interested Directors
Warren Holtsberg(1)	$50,001-$100,000	$50,001-$100,000
Michael Tokarz(2)	Over $100,000	Over $100,000

(1)Mr. Holtsberg is an Interested Director because of his employment with the Adviser.
(2)Mr. Tokarz is an Interested Director because he serves as an officer of the Company and controls the Adviser.

The following table sets forth, as of January 1, 2019, each stockholder who owned more than 5% of the Company’s outstanding shares of common stock, each current director, the

Company’s executive officers, and the directors and executive officers as a group. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power.

Shareholder Name and Address	Amount of Shares Owned		Percentage of Company Held

Wynnefield Partners Small Cap Value, L.P. I 450 7th Avenue, Suite 509 New York, NY 10123	1,587,023	(1)	8.43%

Leon G. Cooperman St. Andrew’s Country Club 7118 Melrose Castle Lane Boca Raton, FL 33496	1,470,445	(2)	7.81%

West Family Investments Inc. 1603 Orrington Avenue Suite 810 Evanston, IL 60201	1,211,629	(3)	6.44%

Interested Directors
Warren Holtsberg	8,000		*
Michael Tokarz	984,931.56		5.23%

Independent Directors
Emilio Dominianni	59,670		*
Phillip Goldstein	284,806	**	1.51%
Gerald Hellerman	65,000		*
Robert Knapp	368,746		1.96%
Scott D. Krase	0.0		0.0
William Taylor	50,568.91		*

Executive Officers
Scott Schuenke	3,450.57		*
Jaclyn Shapiro-Rothchild	3,622.52		*
Kevin Byrne	0		*
All directors and executive officers as a group (10 in total)***	1,828,796.00		9.72%

(1)                   Based on information contained in the Form 13F filed with the SEC on November 14, 2018.

(2)                   Based on information contained in the Schedule 13D filed with the Commission on August 2, 2018.

(3)                   Based on information contained in the Schedule 13F filed with the Commission on November 13, 2018.

*                           Less than 1%.

**                    262,657 of these shares are owned by funds and accounts managed by Bulldog Investors, LLC over which Mr. Goldstein has voting authority. Mr. Goldstein is a principal of Bulldog Investors.   Mr. Goldstein disclaims all beneficial ownership in these shares except to the extent of his pecuniary interest therein. For purposes of calculating the percentages set forth in the table, however, all of Mr. Goldstein’s  shares have been counted as being beneficially owned. Based on information provided by Bulldog Investors, LLC.

***             Unless indicated by footnote above, none of the Directors or Executive Officers’ Shares are pledged as security.

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to the Company.  For example, the Company has a Code of Ethics that generally prohibits, among others, any officer or director of the Company from engaging in any transaction where there is a conflict between such individual’s personal interest and the interests of the Company.  As a business development company, the 1940 Act also imposes regulatory restrictions on the Company’s ability to engage in certain related party transactions.  However, the Company is permitted to co-invest in certain portfolio companies with its affiliates to the extent consistent with applicable law or regulation and, if necessary, subject to specified conditions set forth in an exemptive order obtained from the SEC (the “Order”).  The Order allows the Company to co-invest, subject to certain conditions, with certain affiliated private funds in first lien, second lien, mezzanine, structured debt and structured equity investments in small and middle market businesses and to undertake certain “follow-on” investments in companies in which the Company has already co-invested pursuant to the Order. The Adviser has formed the Private Fund & TTGA C-1 LP, which were co-applicants for the granted exemptive relief.  TTGA C-I LP has not yet commenced operations. For the fiscal year ended October 31, 2018, there were 6 investments made pursuant to the Order. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results Of Operations, “Portfolio Investments” for more information. As a matter of policy, our Board has required that any related-party transaction (as defined in Item 404 of Regulation S-K) must be subject to the advance consideration and approval of the Independent Directors, in accordance with applicable procedures set forth in Section 57(f) of the 1940 Act.

The principal equity owner of the Adviser is Mr. Tokarz, our Chairman.  Our senior officers and Mr. Holtsberg have other financial interests in the Adviser (i.e., based on the Adviser’s performance).  In addition, our officers and the officers and employees of the Adviser may serve as officers, directors or principals of entities that operate in the same or related line of business as we do or of investment funds managed by the Adviser or our affiliates.  These related businesses currently include the PE Fund, the establishment of which was authorized by our Board.  As previously disclosed in our 10-K reports for the last three fiscal years, an indirect wholly-owned subsidiary of the Company serves as the general partner and the Adviser serves as the portfolio manager of the PE Fund, and both entities receive a portion of the carried interest and management fees generated from the PE Fund.  Our Board has approved a specific policy regarding the allocation of investment opportunities, which was set forth in the reports.  Consistent with the Board-approved policy concerning the allocation of investment opportunities, the PE Fund received a priority allocation of all private equity investments that would otherwise have been non-diversified investments (investments that represent more than 5% of the Company’s total assets or more than 10% of the outstanding voting securities of an issuer) for the Company during the PE Fund’s investment period, which ended on October 28, 2014.

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

Item 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees:

The aggregate fees billed (or expected to billed with respect to completion of the fiscal 2018 audit) as of the day immediately prior to the date of this filing for professional services rendered by Grant Thornton LLP for the audit of the Company’s annual financial statements and review of financial statements in the Form 10-Qs for the fiscal years ended October 31, 2018 and October 31, 2017 were $865,800 and $888,025, respectively.

Audit-Related Fees:

The aggregate fees billed as of the day immediately prior to the date of this filing by Grant Thornton LLP for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended October 31, 2018 and October 31, 2017 were $0 and $15,750, respectively.

Tax Fees:

The aggregate fees billed (or expected to billed with respect to completion of the fiscal 2018 audit) as of the day immediately prior to the date of this filing by Grant Thornton LLP for services rendered with respect to tax compliance, tax advice and tax planning for the fiscal years ended October 31, 2018 and October 31, 2017 were $30,000 and $28,560, respectively.

All Other Fees:

The aggregate fees billed as of the day immediately prior to the date of this filing by Grant Thornton LLP for any other products or services for the fiscal years ended October 31, 2018 and October 31, 2017 were $0 and $0, respectively.

The Audit Committee Charter requires that the Audit Committee pre-approve all audit and non-audit services to be provided to the Company by the independent accountants; provided, however, that the Audit Committee may specifically authorize its Chairman to pre-approve the provision of any non-audit services to the Company.  Further, the foregoing pre-approval policy may be waived, with respect to the provision of any non-audit services, consistent with the exceptions provided for in the federal securities laws.  All of the audit and tax services provided by Grant Thornton LLP for the fiscal years ended October 31, 2017 and October 31, 2018 were pre-approved by the Audit Committee or its Chairman.  For the fiscal years ended October 31, 2017 and October 31, 2018, the Company’s Audit Committee did not waive the pre-approval requirement with respect to any non-audit services provided to the Company by Grant Thornton LLP.

PART IV

Item 15.          EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

		Page(s)
(a)(1)	Financial Statements

	Consolidated Balance Sheets
	October 31, 2018 and October 31, 2017	99

	Consolidated Schedule of Investments
	October 31, 2018	100-101
	October 31, 2017	102-103

	Consolidated Statement of Operations
	For the Year Ended October 31, 2018, the Year Ended October 31, 2017 and the Year Ended October 31, 2016	104

	Consolidated Statement of Cash Flows
	For the Year Ended October 31, 2018, the Year Ended October 31, 2017 and the Year Ended October 31, 2016	105

	Consolidated Statement of Changes in Net Assets
	For the Year Ended October 31, 2018, the Year Ended October 31, 2017 and the Year Ended October 31, 2016	106

	Consolidated Selected Per Share Data and Ratios
	For the Year Ended October 31, 2018, the Year Ended October 31, 2017, the Year Ended October 31, 2016, the Year Ended October 31, 2015 and the Year Ended October 31, 2014	107

	Notes to Consolidated Financial Statements	108-155
	Report of Independent Registered Public Accounting Firm	156&159

(a)(2)	The following financial statement schedules are filed here with:

	Schedule 12-14 of Investments in and Advances to Affiliates	183

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

3.4	Sixth Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.(A) filed with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on March 12, 2014)
3.5	Eighth Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 8-K (File No. 814-00201) filed on November 5, 2018)
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
10.5

Form of Amendment to Custody Agreement between Registrant and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.3 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 11, 2012)

10.6

Form of Amendment to Custody Agreement between Registrant and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.3 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 11, 2018)

10.7

Form of Transfer Agency Letter Agreement with Registrant and EquiServe Trust Company, N.A. (Incorporated by reference to Exhibit 99.k.2 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

10.8

Form of Fee and Service Schedule Amendment to Transfer Agency Agreement with Registrant and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit10.1 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on September 8, 2009)

10.9

Form of Fund Administration Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit 99.k.6 filed with the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-125953) filed on February 21, 2006)

10.10

Form of First Amendment to Fund Administration Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit10.2 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 4, 2009)

10.11

Form of Second Amendment to Fund Administration Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit 10.2 with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 11, 2012)

10.12

Form of Third Amendment to Fund Administration Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC (Incorporated by reference to Exhibit 10.15 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on October 15, 2015)

10.13

Form of Fourth Amendment to Fund Administration Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC (Incorporated by reference to Exhibit 10.4 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 11, 2018)

10.14

Form of Fund Accounting Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit 99.k.7 filed with Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on February 21, 2006)

10.15

Form of First Amendment to Fund Accounting Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit10.3 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 4, 2009)

10.16

Form of Second Amendment to Fund Accounting Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit 10.2 with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 11, 2012)

Exhibit Number	Description
10.17

Form of Third Amendment to Fund Accounting Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC (Incorporated by reference to Exhibit 10.18 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on October 15, 2015)

10.18

Amendment to Fund Accounting Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC (Incorporated by reference to Exhibit 10.5 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 11, 2018)

10.19

Form of Custody Agreement between Registrant and JP Morgan Chase Bank, N.A., (Incorporated by reference to Exhibit 10 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on December 21, 2010).

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
10.30

Eighth Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company (Incorporated by reference to Exhibit 10 filed with Registrant's Quarterly Report on Form 10-Q (File No. 814-00201) filed on August 29, 2016)

10.31

Ninth Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company (Incorporated by reference to Exhibit 10 filed with Registrant's Quarterly Report on Form 10-Q (File No. 814-00201) filed on March 13, 2017)

10.32

Tenth Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company (Incorporated by reference to Exhibit 10 filed with Registrant's Quarterly Report on Form 10-Q (File No. 814-00201) filed on September 11, 2017)

10.33

Eleventh Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company (Incorporated by reference to Exhibit 10.1 filed with Registrant's Quarterly Report on Form 10-Q (File No. 814-00201) filed on September 10, 2018)

10.34

Loan Agreement between MVC Capital, Inc. and Firstrust Bank (Incorporated by reference to Exhibit 10.29 filed with Registrant's Annual Report on Form 10-K (File No. 814-00201) filed on October 15, 2015)

10.35

Amended and Restated Loan Agreement between MVC Capital, Inc. and Firstrust Bank (Incorporated by reference to Exhibit 10.30 filed with Registrant's Annual Report on Form 10-K (File No. 814-00201) filed on October 15, 2015)

10.36

Amendment to the Amended and Restated Loan Agreement between MVC Capital, Inc. and Firstrust Bank (Incorporated by reference to Exhibit 10(A) with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on December 1, 2015)

10.37

Credit Agreement between MVC Capital, Inc., Santander Bank, N.A. and Wintrust Bank (Incorporated by reference to Exhibit 10(B) with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on January 29, 2016)

Exhibit Number	Description
10.38

First Amendment to the Credit Agreement between MVC Capital, Inc., Santander Bank, N.A. and Wintrust Bank (Incorporated by reference to Exhibit 10.35 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on January 17, 2017)

10.39

Second Amendment to the Credit Agreement between MVC Capital, Inc., Santander Bank, N.A. and Wintrust Bank (Incorporated by reference to Exhibit 10 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 8, 2017)

10.40

Third Amendment to the Credit Agreement between MVC Capital, Inc., Santander Bank, N.A. and Wintrust Bank (Incorporated by reference to Exhibit 10.36 filed with Registrant's Annual Report on Form 10-K (File No. 814-00201) filed on January 16, 2018)

10.41

Fourth Amendment to the Credit Agreement between MVC Capital, Inc., Santander Bank, N.A. and Wintrust Bank (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 11, 2018)

10.42

Fifth Amendment to the Credit Agreement between MVC Capital, Inc., Santander Bank, N.A. and Wintrust Bank (Incorporated by reference to Exhibit 10.2 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 11, 2018)

10.43

Stock Purchase Agreement and Plan of Merger, dated April 24, 2017, among Equus Total Return, Inc., ETR Merger Sub, Inc., and certain shareholders of U.S. Gas & Electric, Inc. (incorporated by reference to Exhibit 2.1 of Equus Total Return, Inc.’s Current Report on Form 8-K filed April 24, 2017)

10.44*	Sixth Amendment to the Credit Agreement between MVC Capital, Inc., Santander Bank, N.A. and Wintrust Bank
10.45

Amendment No. 1 to Share Exchange Agreement, dated April 24, 2017, between Equus Total Return, Inc. and MVC Capital, Inc. (incorporated by reference to Exhibit 2.2 of Equus Total Return, Inc.’s Current Report on Form 8-K filed April 24, 2017)

10.46

Agreement and Plan of Merger, by and among Verengo, Inc., Mace Merger Sub., Inc., U.S. Gas & Electric, Inc., MVC Capital, Inc., James B. Wiser, Crius Energy Trust, and Crius Solar Fulfillment, LLC dated as of May 30, 2017 (Incorporated by reference to Exhibit 2.1 filed with Registrant’s Current Report on Form 8-K (File No. 814-00201) filed on June 1, 2017)

12.2

Statement of Computation of Ratios of Earnings to Fixed Charges. (Incorporated by reference to Exhibit 99.2 filed with Registrant's Post-Effective Amendment No. 1 to Registration Statement on Form N-2 (File No. 333-184803) filed on April 26, 2013)

16.1	Letter Regarding Change in Certifying Accountant (Incorporated by reference to Exhibit 99.1 filed with Registrant’s Current Report on Form 8-K (File No. 814-00201) filed on July 6, 2015)
21.1

Financial Statements (as of 12/31/2013) of Velocitius B.V., (unaudited by MVC Capital, Inc. but based on audited financial statements prepared and provided by the portfolio company) (Incorporated by reference to Exhibit 21.1 filed with Registrant's Annual Report on Form 10-K (File No. 814-00201) filed on October 15, 2015)

21.2

Financial Statements (as of 12/31/2013 and excludes financial information of a subsidiary dealership and the parent company) of MVC Automotive Group GmbH, a current significant subsidiary (unaudited by MVC Capital, Inc. but based on audited financial statements prepared and provided by the portfolio company) (Incorporated by reference to Exhibit 21.2 filed with Registrant's Annual Report on Form 10-K (File No. 814-00201) filed on October 15, 2015)

Exhibit Number	Description
21.3

Financial Statements (as of 12/31/2014) of Ohio Medical Corporation (unaudited by MVC Capital, Inc. but based on audited financial statements prepared and provided by the portfolio company) (Incorporated by reference to Exhibit 21.3 filed with Registrant's Annual Report on Form 10-K (File No. 814-00201) filed on May 16, 2016)

21.4

Financial Statements (as of 12/31/2014 and excludes financial information of a subsidiary dealership and the parent company) of MVC Automotive Group GmbH, a current significant subsidiary (unaudited by MVC Capital, Inc. but based on audited financial statements prepared and provided by the portfolio company) (Incorporated by reference to Exhibit 21.4 filed with Registrant's Annual Report on Form 10-K (File No. 814-00201) filed on May 16, 2016)

21.5

Financial Statements (as of 12/31/2015) of MVC Automotive Group GmbH, a current significant subsidiary (unaudited by MVC Capital, Inc. but based on audited financial statements prepared and provided by the portfolio company)

21.6

Financial Statements (as of 12/31/2016) of MVC Automotive Group GmbH, a current significant subsidiary (unaudited by MVC Capital, Inc. but based on audited financial statements prepared and provided by the portfolio company)

21.7*

Financial Statements (as of 12/31/2017) of MVC Automotive Group GmbH, a current significant subsidiary (unaudited by MVC Capital, Inc. but based on audited financial statements prepared and provided by the portfolio company)

21.8*

Financial Statements (as of 12/31/2017) of RuMe Inc., a current significant subsidiary (unaudited by MVC Capital, Inc. but based on audited financial statements prepared and provided by the portfolio company)

31*	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32*	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*Filed herewith

(b)                                Exhibits

Exhibit No.	Exhibit

10.44	Sixth Amendment to the Credit Agreement between MVC Capital, Inc., Santander Bank, N.A. and Wintrust Bank

21.7

Financial Statements (as of 12/31/2017) of MVC Automotive Group GmbH, a current significant subsidiary (unaudited by MVC Capital, Inc. but based on audited financial statements prepared and provided by the portfolio company)

21.8

Financial Statements (as of 12/31/2017) of RuMe Inc., a current significant subsidiary (unaudited by MVC Capital, Inc. but based on audited financial statements prepared and provided by the portfolio company)

31	Certifications pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(c)                            Financial Statement Schedules

Schedule 12-14	MVC Capital, Inc. and Subsidiaries
Schedule of Invesments in and Advances to Affiliaties

		Net Realized Gain (Loss) for the Period	Amount of Interest or Dividends Credited	October 31, 2017	Gross	Gross	Net Unrealized Appreciation (Depreciation) for the Period	October 31, 2018
Portfolio Company	Investment (1)	(2)	to Income (4)	Fair Value	Additions (5)	Reductions (6)	(3)	Fair Value
Companies More than 25% owned

Equus Total Return, Inc.	Common Stock (4,444,644 shares)	—	—	10,844,931	—	—	(2,133,429)	8,711,502
(Regulated Investment Company)

MVC Automotive Group	Common Equity Interest	—	—	17,395,000	—	—	1,506,000	18,901,000
(Automotive Dealerships)	Bridge Loan	—	380,999	4,855,166	2,294,000	—	—	7,149,166

MVC Private Equity Fund LP	General Partnership Interest	—	—	447,790	—	—	53,260	501,050
(Private Equity Firm)	Limited Partnership Interest	—	—	17,804,933	—	—	2,166,593	19,971,526

RuMe Inc.	Common Stock (5,297,548 shares)	—	—	402,439	—	—	(402,439)	—
(Consumer Products)	Series C Preferred Stock (23,896,634 shares)	—	—	5,216,844	—	—	(1,815,358)	3,401,486
	Series B-1 Preferred Stock (4,999,076 shares)	—	—	2,008,375	—	—	(267,013)	1,741,362
	Subordinated Loan	—	198,402	991,839	2,279,047	—	—	3,270,886
	Revolver	—	18,512	—	1,450,000	—	—	1,450,000
	Warrants	—	—	1,402,713	—	—	(1,402,713)	—

Total companies more than 25% owned		$—	$597,913	$61,370,030	$6,023,047	$—	$(2,295,099)	$65,097,978

Companies More than 5% owned, but less than 25%

Advantage Insurance Holdings LTD	Preferred Stock (750,000 shares)	—	—	8,896,789	—	—	(61,428)	8,835,361
(Insurance)

Centile Holding B.V.	Common Equity Interest	3,214,526	—	6,790,000	—	(7,281,000)	491,000	—
(Software)

Crius Energy Trust	Equity Unit (3,282,982 shares)	—	2,126,023	21,024,145	—	(453)	(5,278,232)	15,745,460
(Energy Services)

JSC Tekers Holdings	Common Stock (3,201 shares)	—	—	—	—	—	—	—
(Automotive Dealerships)	Preferred Stock (9,159,085 shares)	—	—	4,196,000	—	—	(117,000)	4,079,000

MVC Environmental, Inc.	Common Stock (980 shares)	—	—	—	—	—	—	—
(Environmental Services)	Senior Secured Loan	—	—	4,878,640	—	—	(4,003,475)	875,165

Security Holdings, B.V.	Common Equity Interest	—	—	31,883,000	—	—	(598,000)	31,285,000
(Electrical Engineering)	Bridge Loan	—	229,766	4,240,057	462,980	—	—	4,703,037
	Senior Subordinated Loan	—	269,722	—	4,966,478	—	—	4,966,478

Total companies more than 5% owned, but less than 25%		$3,214,526	$2,625,511	$81,908,631	$5,429,458	$(7,281,453)	$(9,567,135)	$70,489,501

This schedule should be read in conjunction with the Company’s consolidated statements as of and for the year ended October 31, 2018, including the consolidated schedule of investments.

(1) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.  The principal amount for loans and debt securities and the number of shares of common and preferred stock are shown in the consolidated schedule of investments as of October 31, 2018.

(2) Represents the total net amount of realized gain or loss credited to income for the fiscal year ended October 31, 2018.

(3) Represents the total net amount of unrealized appreciation or depreciation credited to income for the fiscal year ended October 31, 2018.

(4) Represents the total amount of interest or dividends income credited to income for the portion of the fiscal year ended October 31, 2018 an investment was a control or affiliate investment, as appropriate.

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

Date	Signature	Title

Date: January 14, 2019	/s/ Michael Tokarz	Chairman (Principal Executive Officer) and Director
(Michael Tokarz)

Date: January 14, 2019	/s/ Scott Schuenke	Principal Financial Officer
(Scott Schuenke)

Date: January 14, 2019	/s/ Emilio Dominianni	Director
(Emilio Dominianni)

Date: January 14, 2019	/s/ Gerald Hellerman	Director
(Gerald Hellerman)

Date: January 14, 2019	/s/ Phillip F. Goldstein	Director
(Phillip F. Goldstein)

Date: January 14, 2019	/s/ Warren Holtsberg	Director
(Warren Holtsberg)

Date: January 14, 2019	/s/ Robert C. Knapp	Director
(Robert C. Knapp)

Date: January 14, 2019	/s/ Scott D. Krase	Director
(Scott D. Krase)

Date: January 14, 2019	/s/ William E. Taylor	Director
(William E. Taylor)