Form 10-Q
period 2019-01-31
MVC CAPITAL, INC.
filed 2019-03-11
CIK 1099941

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 17,725,118 shares of the registrant’s common stock, $.01 par value, outstanding as of March 8, 2019.

MVC Capital, Inc.

(A Delaware Corporation)

Part I. Consolidated Financial Information

Item 1. Consolidated Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.

Consolidated Balance Sheets

	January 31,	October 31,
	2019	2018
	(Unaudited)
ASSETS

Assets
Cash	$3,839,542	$9,803,800
Restricted cash (cost $11,965,282 and $5,300,629)	11,965,282	5,300,629
Cash equivalents (cost $427,528 and $783,271)	427,528	783,271
Investments at fair value
U.S. Treasury obligations (cost $24,996,322 and $0)	25,043,154	—
Non-control/Non-affiliated investments (cost $205,977,844 and $203,068,014)	193,090,912	188,919,833
Affiliate investments (cost $119,452,500 and $116,062,640)	67,251,874	70,489,501
Control investments (cost $88,147,435 and $90,501,322)	55,809,241	65,097,978
Total investments at fair value (cost $438,574,101 and $409,631,976)	341,195,181	324,507,312
Escrow receivables, net of reserves	1,018,000	969,000
Dividends and interest receivables, net of reserves	2,316,296	2,913,910
Deferred financing fees	702,905	87,850
Fees and other receivables	2,699,963	2,382,463
Prepaid expenses	182,038	330,071

Total assets	$364,346,735	$347,078,306

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Senior notes II	$112,144,860	$111,958,650
Revolving credit facility II	25,000,000	—
Revolving credit facility IV	4,000,000	—
Incentive compensation payable	2,502,961	2,502,961
Professional fees payable	358,094	166,522
Management fee payable	945,325	934,813
Accrued expenses and liabilities	221,758	220,447
Interest payable	752,645	656,847
Management fee payable - Asset Management	178,501	107,079
Consulting fees payable	239,317	154,443
Portfolio fees payable - Asset Management	685,329	664,462
Guarantees/Letters of Credit	337,711	2,866,516
Payable for shares repurchased	—	62,898
Transaction fees payable	57,166	57,166
Taxes payable	2,536	2,056

Total liabilities	147,426,203	120,354,860

Commitments and Contingencies (Note 9)

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 28,304,448 shares issued and 17,725,118 and 18,192,804 shares outstanding as of January 31, 2019 and October 31, 2018, respectively	283,044	283,044
Additional paid-in-capital	408,583,787	408,583,787
Accumulated earnings	137,043,230	135,596,655
Dividends paid to stockholders	(171,296,782)	(168,616,544)
Accumulated net realized gain	44,004,773	38,778,647
Net unrealized depreciation	(95,184,651)	(85,459,198)
Treasury stock, at cost, 10,579,330 and 10,111,644 shares held, respectively	(106,512,869)	(102,442,945)

Total shareholders’ equity	216,920,532	226,723,446

Total liabilities and shareholders’ equity	$364,346,735	$347,078,306

Net asset value per share	$12.24	$12.46

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Quarter Ended	For the Quarter Ended
	January 31, 2019	January 31, 2018
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$—	$—
Affiliate investments (net of foreign taxes withheld of $77,403 and $59,574, respectively)*	262,529	479,078
Control investments	542,693	—

Total dividend income	805,222	479,078

Interest income
Non-control/Non-affiliated investments	4,272,026	3,524,682
Affiliate investments	—	10,878
Control investments	109,621	74,234

Total interest income	4,381,647	3,609,794

Payment-in-kind/Deferred interest income
Non-control/Non-affiliated investments	651,901	625,831
Affiliate investments	220,813	54,854
Control investments	120,113	25,212

Total payment-in-kind/Deferred interest income	992,827	705,897

Fee income
Non-control/Non-affiliated investments	38,099	67,419

Total fee income	38,099	67,419

Fee income - Asset Management [1]
Portfolio fees	127,823	196,102
Management fees	95,229	88,673

Total fee income - Asset Management	223,052	284,775

Total operating income	6,440,847	5,146,963

Operating Expenses:
Interest and other borrowing costs [2]	2,484,086	3,117,024
Management fee	1,512,518	1,411,008
Audit & tax preparation fees	667,780	435,000
Consulting fees	249,935	209,000
Other expenses*	129,380	121,686
Legal fees	134,400	228,020
Portfolio fees - Asset Management [1]	95,867	147,077
Directors’ fees	85,248	79,000
Management fee - Asset Management [1]	71,422	66,505
Insurance	67,305	67,086
Administration	41,589	42,816
Public relations fees	38,857	38,100
Printing and postage	20,100	15,385
Loss on extinguishment of debt	—	1,782,705
Net Incentive compensation (Note 11)	—	266,589

Total operating expenses	5,598,487	8,027,001

Less: Voluntary expense waiver by Adviser [3]	(37,500)	(37,500)
Less: Voluntary management fee waiver by Adviser [4]	(567,195)	(352,752)

Total waivers	(604,695)	(390,252)

Net operating income (loss) before taxes	1,447,055	(2,489,786)

Tax Expenses:
Current tax expense	480	480

Total tax expense	480	480

Net operating income (loss)	1,446,575	(2,490,266)

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized gain (loss) on investments
Affiliate investments	39,420	—
Control investments	5,184,544	—
Foreign currency	2,162	2,573

Total net realized gain on investments	5,226,126	2,573

Net unrealized appreciation (depreciation) on investments	(9,725,453)	3,437,789

Net realized and unrealized gain (loss) on investments	(4,499,327)	3,440,362

Net increase (decrease) in net assets resulting from operations	$(3,052,752)	$950,096

Net increase (decrease) in net assets per share resulting from operations	$(0.17)	$0.05

Dividends declared per share [5]	$0.150	$0.150

Weighted average number of shares outstanding	17,977,361	20,191,688

The accompanying notes are an integral part of these consolidated financial statements.

1 These items are related to the management of the MVC Private Equity Fund, L.P. (“PE Fund”).  Please see Note 10 “Management”

for more information.

2 Interest and other borrowing costs includes $91,476 and $0 of interest associated with installment sale treatment on the USG&E note.

Please see Note 12 “Tax Matters” for more information.

3 Reflects the quarterly portion of the TTG Advisers’ voluntary waiver of $150,000 of expenses for the 2019 and 2018 fiscal years,

that the Company would otherwise be obligated to reimburse TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).

Please see Note 10 “Management” for more information.

4 Reflects the quarterly portion of the TTG Advisers’ voluntary waiver of the management fee for the 2019 and 2018

Please see Note 10 “Management” for more information.

5 Please see Note 13 “Dividends and Distributions to Shareholders” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

* Amounts from prior year have been reclassified to conform to current year presentation.

MVC Capital, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Quarter Ended	For the Quarter Ended
	January 31, 2019	January 31, 2018
Cash flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(3,052,752)	$950,096
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	(5,226,126)	(2,573)
Net change in unrealized depreciation (appreciation)	9,725,453	(3,437,789)
Amortization of discounts and fees	(67,065)	(38,555)
Increase in accrued payment-in-kind dividends and interest	(964,412)	(715,324)
Amortization of deferred financing fees	(446,647)	272,777
Loss on extinguishment of debt	—	1,782,705
Changes in operating assets and liabilities:
Dividends, interest and fees receivable	597,614	(38,450)
Fees and other receivables	(317,500)	(191,580)
Escrow receivables, net of reserves	(49,000)	—
Prepaid expenses	148,033	71,873
Incentive compensation (Note 5)	—	(1,617,716)
Other liabilities	413,938	(100,267)
Purchases of equity investments	(3,353,189)	(400,847)
Purchases of debt instruments	(3,591,598)	(14,015,335)
Purchases of short-term investments	(24,996,336)	—
Proceeds from equity investments (1)	8,206,480	—
Proceeds from debt instruments	1,943,413	3,200,000

Net cash used in operating activities	(21,029,694)	(14,280,985)

Cash flows from Financing Activities:
Borrowings from senior notes	—	115,000,000
Repayments from senior notes	—	(114,408,750)
Borrowings from revolving credit facility II	25,000,000	—
Borrowings from revolving credit facility IV	4,000,000	—
Repurchase of common stock	(4,069,924)	(25,035,094)
Financing fees paid	(875,492)	(3,624,555)
Distributions paid to shareholders	(2,591,544)	(2,739,906)
Repurchases of common stock under dividend reinvestment plan	(88,694)	(83,173)

Net cash provided by (used in) financing activities	21,374,346	(30,891,478)

Net change in cash, cash equivalents, and restricted cash for the period	344,652	(45,172,463)

Cash, cash equivalents, and restricted cash, beginning of period	$15,887,700	$106,674,568

Cash, cash equivalents, and restricted cash, end of period	$16,232,352	$61,502,105

(1) For the quarters ended January 31, 2019 and 2018, proceeds from equity investments includes $1,018,000 and $0 from escrow receivables, net of reserves, respectively.

During the quarters ended January 31, 2019 and 2018, MVC Capital, Inc. paid $1,796,875 and $2,718,599 in interest expense, respectively.

During the quarters ended January 31, 2019 and 2018, MVC Capital, Inc. paid $480 and $0 in income taxes, respectively.

Non-cash activity:

During the quarters ended January 31, 2019 and 2018, MVC Capital, Inc. recorded payment in-kind dividend and interest of $964,412 and $715,324, respectively. This amount was added to the principal balance of the investments and recorded as dividend/interest income.

During the quarters ended January 31, 2019 and 2018, the Plan Agent purchased 9,949 and 7,670 shares of common stock in the open market in order to satisfy the reinvestment portion of our dividends.

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

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Changes in Net Assets

	Common	Additional	Accumulated	Dividends Paid	Accumulated Net	Net Unrealized	Treasury	Total Net
For the Quarter Ended January 31, 2018 (Unaudited)	Stock	Paid-In-Capital	Earnings	to Stockholders	Realized Gain	Depreciation	Stock	Asset Value

Balances at October 31, 2017	$283,044	$418,208,458	$122,455,573	$(157,414,605)	$38,434,807	$(70,965,264)	$(71,512,945)	$279,489,068

Net increase (decrease) resulting from operations	—	—	(2,490,266)	—	2,573	3,437,789	—	950,096
Distributions from Income	—	—	—	—	—	—	—	—
Distributions from return of capital	—	—	—	(2,823,079)	—	—	—	(2,823,079)
Issuance of common stock under dividend reinvestment plan	83,173	—	—	—	—	—	—	83,173
Repurchase of common stock under dividend reinvestment plan	(83,173)	—	—	—	—	—	—	(83,173)
Repurchase expenses	—	(35,105)	—	—	—	—	—	(35,105)
Repurchase of common stock	—	—	—	—	—	—	(24,999,989)	(24,999,989)

Balances at January 31, 2018	$283,044	$418,173,353	$119,965,307	$(160,237,684)	$38,437,380	$(67,527,475)	$(96,512,934)	$252,580,991

For the Quarter Ended January 31, 2019 (Unaudited)

Balances at October 31, 2018	$283,044	$408,583,787	$135,596,655	$(168,616,544)	$38,778,647	$(85,459,198)	$(102,442,945)	$226,723,446

Net increase (decrease) resulting from operations	—	—	1,446,575	—	5,226,126	(9,725,453)	—	(3,052,752)
Distributions from Income	—	—	—	(1,446,575)	—	—	—	(1,446,575)
Distributions from realized gains	—	—	—	(1,233,663)	—	—	—	(1,233,663)
Issuance of common stock under dividend reinvestment plan	88,694	—	—	—	—	—	—	88,694
Repurchase of common stock under dividend reinvestment plan	(88,694)	—	—	—	—	—	—	(88,694)
Repurchase of common stock	—	—	—	—	—	—	(4,069,924)	(4,069,924)

Balances at January 31, 2019	$283,044	$408,583,787	$137,043,230	$(171,296,782)	$44,004,773	$(95,184,651)	$(106,512,869)	$216,920,532

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

	For the		For the		For the
	Quarter Ended		Quarter Ended		Year Ended
	January 31, 2019		January 31, 2018		October 31, 2018
	(Unaudited)		(Unaudited)

Net asset value, beginning of period/year	$12.46		$13.24		$13.24

Income from operations:
Net operating income (loss)	0.08		(0.12)		0.20
Net realized and unrealized gain (loss) on investments	(0.25)		0.17		(0.75)

Total gain (loss) from investment operations	(0.17)		0.05		(0.55)

Less distributions from:
Income	(0.08)		—		(0.02)
Realized gain	(0.07)		—		(0.13)
Return of capital	—		(0.15)		(0.45)

Total distributions	(0.15)		(0.15)		(0.60)

Capital share transactions
Anti-dilutive effect of share repurchase program	0.10		0.28		0.37

Total capital share transactions	0.10		0.28		0.37

Net asset value, end of period/year	$12.24		$13.42		$12.46

Market value, end of period/year	$9.18		$10.50		$9.05

Market discount	(25.00)%		(21.76)%		(27.37)%

Total Return - At NAV (a)	(0.63)%		2.49%		(1.46)%

Total Return - At Market (a)	3.09%		(0.47)%		(10.06)%

Ratios and Supplemental Data:

Portfolio turnover ratio	2.37%		1.07%		7.21%

Net assets, end of period/year (in thousands)	$216,921		$252,581		$226,723

Ratios to average net assets:
Expenses including tax expense	8.93	%(c)	11.39	%(c)	7.70%
Expenses excluding tax expense	8.93	%(c)	11.39	%(c)	7.70%

Net operating income (loss) before tax expense	2.59	%(c)	(3.71	)%(c)	1.51%
Net operating income (loss) after tax expense	2.59	%(c)	(3.71	)%(c)	1.51%

Ratios to average net assets excluding waivers:
Expenses including tax expense	10.01	%(c)	11.97	%(c)	8.58%
Expenses excluding tax expense	10.01	%(c)	11.97	%(c)	8.57%

Net operating income (loss) before tax expense	1.51	%(c)	(4.30	)%(c)	0.63%
Net operating income (loss) after tax expense	1.51	%(c)	(4.30	)%(c)	0.63%

(a) Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the period/year.

(b) Supplemental Ratio information

Ratios to average net assets: (b)

Expenses excluding incentive compensation	8.93	%(c)	10.99	%(c)	8.53%
Expenses excluding incentive compensation, interest and other borrowing costs	4.49	%(c)	6.35	%(c)	4.20%

Net operating income (loss) before incentive compensation	2.59	%(c)	(3.31	)%(c)	0.68%
Net operating income before incentive compensation, interest and other borrowing costs	7.03	%(c)	1.33	%(c)	5.00%

Ratios to average net assets excluding waivers: (b)
Expenses excluding incentive compensation	10.01	%(c)	11.57	%(c)	9.40%
Expenses excluding incentive compensation, interest and other borrowing costs	5.57	%(c)	6.92	%(c)	5.08%

Net operating income (loss) before incentive compensation	1.51	%(c)	(3.90	)%(c)	(0.20)%
Net operating income before incentive compensation, interest and other borrowing costs	5.95	%(c)	0.75	%(c)	4.13%

(c) Annualized.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

January 31, 2019

(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value
Non-control/Non-affiliated investments- 89.01% (a, c, f, g)
Apex Industrial Technologies, LLC	Supply Chain Equipment Manufacturer	First Lien Loan 12.0000% Cash, 03/09/2023 (k, n)	$15,000,000	$14,876,774	$15,000,000
Array Information Technology, Inc.	Information Technology Products and Services	Second Lien Loan 12.0000% Cash, 4.0000% PIK, 10/03/2023 (b, k, n, p)	6,184,473	6,082,653	6,184,473
		Warrants (d, n)	1	—	—
				6,082,653	6,184,473
Black Diamond Equipment Rentals, LLC	Equipment Rental	Second Lien Loan 12.5000% Cash, 06/27/2022 (k, n)	7,500,000	7,083,341	7,575,000
		Warrants (d, n)	1	400,847	790,000
				7,484,188	8,365,000
Custom Alloy Corporation	Manufacturer of Pipe Fittings and Forgings	Second Lien Loan 10.0000% Cash, 12/31/2020 (k, n)	3,533,055	3,241,866	3,462,565
		Second Lien Loan 11.0000% Cash, 12/23/2019 (k, n)	2,000,000	2,000,000	1,996,599
		Series A Preferred Stock (3,617 shares) 12.0000% Cash, 04/30/2020 (n)		3,249,759	3,860,886
		Series B Preferred Stock (6,500 shares) 10.0000% Cash, 12/31/2020 (n)		5,879,504	6,813,576
		Covertible Series C Preferred Stock (17,935 shares) (d, n)		17,935,482	15,667,930
				32,306,611	31,801,556
Dukane IAS,LLC	Welding Equipment Manufacturer	Second Lien Note 10.5000% Cash, 2.5000% PIK, 11/17/2020 (b, k, n)	4,405,139	4,352,205	4,449,193
Essner Manufacturing, LP	Defense/Aerospace Parts Manufacturing	First Lien Loan 11.5000% Cash, 12/20/2022 (k, n, o)	3,666,700	3,609,725	3,646,044
FOLIOfn, Inc.	Technology Investment - Financial Services	Preferred Stock (5,802,259 shares) (d, i, n)		15,000,000	5,025,000
GTM Intermediate Holdings, Inc.	Medical Equipment/Manufacturer	Second Lien Loan 11.0000% Cash, 1.0000% PIK, 6/7/2024 (b ,k, n)	1,541,070	1,511,128	1,541,070
		Common Stock (1 share) (d, n, t)		346,000	346,000
				1,857,128	1,887,070
Highpoint Global LLC	Government Services	Second Lien Note 12.0000% Cash, 2.0000% PIK, 09/30/2022 (b, k, n)	5,123,138	5,049,082	5,174,361
HTI Technologies and Industries, Inc.	Electronic Component Manufacturing	Second Lien Note 12.0000% Cash, 3.5000% PIK, 11/30/2019 (b, k, n)	10,134,753	10,134,753	10,022,766
Initials, Inc.	Consumer Products	Senior Subordinated Debt 8.0000% Cash, 7.0000% PIK, 06/23/2020 (b, h, k, n)	5,642,913	5,642,913	2,263,837
Legal Solutions Holdings, Inc.	Business Services	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK, 03/18/2020 (b, k, n)	11,900,121	11,900,121	11,900,121
Morey’s Seafood International, LLC	Food Services	Second Lien Loan 10.0000% Cash, 4.0000% PIK, 08/12/2022 (b, k, n, q)	16,618,259	16,618,259	16,618,259
Tin Roof Software, LLC	Software	Second Lien Loan 11.0000% Cash, 3.5000% PIK, 04/01/2024 (b, k, n)	3,783,275	3,712,819	3,783,275
Trientis GmbH	Environmental Services	First Lien Note 5.0000% PIK, 10/26/2024 (b, e, h, m, n, r)	1,248,633	1,248,633	307,498
		Warrants (d, e, r, n)	1	67,715	—
				1,316,348	307,498
Tuf-Tug Inc.	Safety Equipment Manufacturer	Second Lien Loan 11.0000% Cash, 2.0000% PIK, 02/24/2024 (b, k, n)	4,910,307	4,865,419	4,910,307
		Common Stock (24.6 shares) (d, n, s)		750,000	750,000
				5,615,419	5,660,307
Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 10.0000% Cash, 08/07/2020 (k, n)	7,717,056	7,717,056	7,311,267
		Third Lien Loan 10.0000% Cash, 08/07/2020 (k, n)	1,190,000	1,190,000	1,137,410
				8,907,056	8,448,677
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan, 9.5000% Cash, 07/05/2025 (l, n)	37,527,881	37,527,881	38,676,906
U.S. Spray Drying Holding Company	Specialty Chemicals	Class B Common Stock (784 shares) (d, n)		5,488,000	5,400,000
		Secured Loan 12.0000% Cash, 04/30/2021 (k, n)	1,500,000	1,500,000	1,500,000
		Senior Secured Loan 12.0000% Cash, 04/30/2021 (k, n)	1,500,000	1,500,000	1,500,000
				8,488,000	8,400,000
United States Technologies, Inc.	Electronics Manufacturing and Repair	Senior Lien Loan 10.5000% Cash, 07/17/2020 (k, n)	5,500,000	5,495,909	5,476,569
Sub Total Non-control/Non-affiliated investments				$205,977,844	$193,090,912

Affiliate investments - 31.00% (c, f, g)
Advantage Insurance, Inc.	Insurance	Preferred Stock (750,000 shares) (a, d, e, n)		7,500,000	8,590,882
Crius Energy Trust	Energy Services	Equity Unit (3,282,882 shares) (e)		25,864,439	13,176,280
JSC Tekers Holdings	Real Estate Management	Common Stock (3,201 shares) (a, d, e, n)		4,500	—
		Preferred Stock (9,159,085 shares) (a, d, e, n)		11,810,188	4,161,000
				11,814,688	4,161,000
MVC Environmental, Inc.	Environmental Services	Senior Secured Loan 9.0000% PIK, 12/22/2020 (a, b, h, k, n)	6,869,353	6,869,353	—
		Common Stock (980 shares) (a, d, n)		6,138,038	—
				13,007,391	—
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (a, d, e, n)		51,204,270	31,262,000
		Bridge Loan 5.0000% PIK, 12/31/2019 (a, b, e, k, n)	4,937,218	4,937,218	4,937,218
		Senior Subordinated Loan 12.4500% PIK, 05/31/2020 (a, b, e, k, n)	5,124,494	5,124,494	5,124,494
				61,265,982	41,323,712

Sub Total Affiliate investments				$119,452,500	$67,251,874

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments - (Continued)

January 31, 2019

(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value
Control investments - 25.73% (c, f, g)
Equus Total Return, Inc.	Registered Investment Company	Common Stock (4,444,644 shares) (d, k)		$10,030,272	$8,711,502
MVC Automotive Group GmbH	Automotive Dealerships	Common Equity Interest (a, d, e, n)		51,185,015	18,784,000
		Bridge Loan 6.0000% Cash, 06/30/2019 (a, e, k, n)	$7,149,166	7,149,166	7,149,166
				58,334,181	25,933,166
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (a, d, j, k, n)		9,034,881	11,277,503
		General Partnership Interest (a, d, j, k, n)		230,481	287,691
				9,265,362	11,565,194
RuMe Inc.	Consumer Products	Common Stock (5,297,548 shares) (a, d, n)		924,475	—
		Series C Preferred Stock (23,896,634 shares) (a, d, n)		3,410,694	3,401,486
		Series B-1 Preferred Stock (4,999,076 shares) (a, d, n)		999,815	1,351,650
		Subordinated Debt 10.0000% PIK, 3/31/2020 (a, b, k, n)	3,353,330	3,353,330	3,353,330
		Revolver 10.0000% PIK, 3/31/2020 (a, b, k, n)	1,492,913	1,492,913	1,492,913
		Warrants (a, d, n)	2	336,393	—
				10,517,620	9,599,379

Sub Total Control investments				$88,147,435	$55,809,241

TOTAL PORTFOLIO INVESTMENTS - 145.74% (f)				$413,577,779	$316,152,027

U.S. Treasury Obligations - 11.55% (f, g)
U.S. Treasury Bill	U.S. Government Securities	2.500% Cash, 01/31/2024 (u)	$24,970,000	$24,996,322	$25,043,154
Sub Total Short-Term Investments				24,996,322	25,043,154

Cash equivalents - 0.20% (f, g)
Fidelity Institutional Government Money Market Fund	Money Market Fund	Beneficial Shares (330,012 shares)		$330,012	$330,012
Morgan Stanley Institutional Liquidity Government Portfolio	Money Market Fund	Beneficial Shares (97,516 shares)		97,516	97,516
Total Cash equivalents				427,528	427,528

TOTAL INVESTMENT ASSETS - 157.49%				$439,001,629	$341,622,709

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

(d) Non-income producing assets.

(e) The principal operations of these portfolio companies are located in Europe, Canada, and Puerto Rico which represents approximately 26% of the total assets.  The remaining portfolio companies are located in United States which represents approximately 61% of the total assets.

(f) Percentages are based on net assets of $216,920,532 as of January 31, 2019.

(g) See Note 3 for further information regarding “Investment Classification.”

(h) All or a portion of the accrued interest on these securities have been reserved for.

(i) Legacy Investments.

(j) MVC Private Equity Fund, LP is a private equity fund focused on control equity investments in the lower middle market.  The fund currently holds three investments, two located in the United States and one in Gibraltar, the investments are in the services, contract manufacturing, and industrial sectors.  The Company’s proportional share of Gibdock Limited equity interest and loan, Advanced Oil Field Services, LLC common stock, preferred stock, and loan and Focus Pointe preferred stock is $4,577,362, $3,594,681 and $2,448,891, respectively.  The Company’s partnership interests in the MVC Private Equity Fund, LP are not redemmable.

(k) All or a portion of these securities may serve as collateral for the People’s United credit facility.

(l) U.S. Gas & Electric, Inc. is an indirect subsidiary of Crius Energy Trust.

(m) Cash/PIK toggle at borrower’s option

(n) These securities are valued using unobservable inputs.

(o) Variable rate between 10.5000% and 11.5000% cash.

(p) 12% Cash and 0-4% PIK based on Funded Debt to EBITDA.  4% PIK initially.

(q) 10% Cash and 4% PIK beginning January 1, 2019.

(r) During the fiscal year ended October 31, 2018, all assets and liabilities of SGDA Europe were transferred to a new Austrian holding company, Trientis GmbH, to achieve operating efficiencies.

(s) Shares of Tuf-Tug, Inc. are held via Alitus T-T, LP.

(t) Shares of GTM Intermediate Holdings, Inc. are held via GTM Ultimate Holdings, LLC.

(u) Serves as collateral for the BB&T credit facility.

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

Cash equivalents - 0.34% (f, g)
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

MVC Capital, Inc. (the “Company”)

Notes to Consolidated Financial Statements

January 31, 2019

(Unaudited)

1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements.  Certain amounts, when applicable, have been reclassified to adjust to current period presentations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included as required by Regulation S-X, Rule 10-01. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2018, filed with the U.S. Securities and Exchange Commission (the “SEC”).  As the Company is an investment company, (as defined by the Investment Company Act of 1940 (the “1940 Act”)), management follows investment company accounting and reporting guidance of Financial Accounting Standards Board (“FASB”) 946-Investment Companies, which is accounting principles generally accepted in the United States of America (“GAAP”).

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

On October 14, 2011, the Company formed a wholly-owned subsidiary, MVC Cayman, an exempted company incorporated in the Cayman Islands, to hold certain of its investments and to make certain future investments.  The results of MVCFS and MVC Cayman are consolidated into the Company’s financial statements and all inter-company accounts have been eliminated in consolidation.  Of the $36.2 million in cash and cash equivalents on the Company’s Consolidated Balance Sheets as of January 31, 2019, approximately $1.1 million was held by MVC Cayman.

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

4. Cash and Cash Equivalents

For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all money market and all highly liquid temporary cash investments purchased with an original maturity of less than three months to be cash equivalents. The Company places its cash and cash equivalents with financial institutions and cash held in bank accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit.  As of January 31, 2019, the Company had approximately $428,000 in cash equivalents, approximately $12.0 million in restricted cash and approximately $3.8 million in cash totaling approximately $16.2 million.  Of the $3.8 million in cash, approximately $1.1 million was held by MVC Cayman.  As of October 31, 2018, the Company had approximately $783,000 in cash equivalents, approximately $5.3 million in restricted cash and approximately $9.8 million in cash totaling approximately $15.9 million.  Of the $9.8 million in cash, approximately $1.1 million was held by MVC Cayman.

Restricted Cash and Cash Equivalents

Cash and cash equivalent accounts that are not available to the Company for day—to-day use and are legally restricted are classified as restricted cash.  Restricted cash and cash equivalents are carried at cost, which approximates fair value.  As of October 31, 2018 and January 31, 2019, there was a $300,000 letter of credit for RuMe provided by a third party financial institution that MVC collateralized with cash, that was classified as restricted cash on the Company’s Consolidated Balance Sheets.  Also, as of October 31, 2018 and January 31, 2019, the Company had restricted cash of $5.0 million related to the compensating balance requirement for Credit Facility III and Credit Facility IV (defined below), respectively.  As of January 31, 2018, there was also approximately $6.7 million classified as restricted cash serving as collateral for letters of credit.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows — Classification of Certain Cash Receipts and Cash Payments (Topic 230). The amendments provide guidance on eight specific cash flow issues in how certain cash receipts and cash payments are presented and classified in the statement of cash flows with the objective of reducing the existing diversity in practice. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted.  This update has had no material impact on our financial statements.

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

6. Investment Valuation Policy

Our investments are carried at fair value in accordance with the Accounting Standards Codification, Fair Value Measurement (“ASC 820”). In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of our Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction.  At January 31, 2019, we did not own restricted or unrestricted securities of any publicly traded company in which we have a majority-owned interest, but did own two securities in which we have minority-owned interests.

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

At January 31, 2019 and October 31, 2018, approximately 80.8% and 86.5%, respectively, of total assets represented investments in portfolio companies recorded at fair value (“Fair Value Investments”).

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

7. Concentration of Market Risk

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments and escrow receivables (other than cash equivalents), which collectively represented approximately 93.9% and 93.8% of the Company’s total assets at January 31, 2019 and October 31, 2018, respectively. As discussed in Note 8, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the Company’s portfolio investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include foreign investments (which subject the Company to additional risks such as currency, geographic, demographic and operational risks), entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.  Additionally, we are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate.  As of January 31, 2019, the fair value of our largest investment, Crius Energy Trust (“Crius”), including its wholly-owned indirect subsidiary U.S. Gas & Electric, Inc. (“U.S. Gas”), comprised 14.2% of our total assets and 23.9% of our net assets.  The Company’s investments in short-term securities are generally in U.S. government securities, with a maturity of greater than three months but generally less than one year or other high quality and highly liquid investments.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents.

The following table shows the portfolio composition by industry grouping at fair value as a percentage of net assets as of January 31, 2019 and October 31, 2018.

	January 31, 2019	October 31, 2018
Energy Services	23.90%	24.36%
Electrical Engineering	19.05%	18.06%
Manufacturer of Pipe Fittings	14.66%	12.98%
Automotive Dealerships	11.96%	11.49%
Food Services	7.66%	7.27%
Supply Chain Equipment Manufacturer	6.91%	6.62%
Private Equity	5.33%	9.03%
Business Services	5.49%	5.26%
Consumer Products	5.47%	5.53%
Electronics Component Manufacturing	4.62%	4.36%
Insurance	3.96%	3.90%
Regulated Investment Company	4.02%	3.84%
Distributor - Landscaping and Irrigation Equipment	3.90%	3.72%
Specialty Chemicals	3.87%	3.70%
Equipment Rental	3.86%	3.34%
Information Technology Products and Services	2.85%	2.70%
Safety Equipment Manufacturer	2.61%	2.49%
Electronics Manufacturing and Repair	2.52%	2.43%
Government Services	2.38%	2.27%
Technology Investment - Financial Services	2.32%	2.20%
Welding Equipment Manufacturer	2.05%	1.95%
Real Estate Management	1.92%	1.80%
Software	1.74%	1.65%
Defense/Aerospace Parts Manufacturing	1.68%	1.62%
Medical Equipment Manufacturer	0.87%	0.00%
Environmental Services	0.14%	0.56%
	145.74%	143.13%

The following table shows the portfolio composition by geographic region at fair value as a percentage of total assets as of January 31, 2019 and October 31, 2018.

	January 31, 2019	October 31, 2018
Southeast	20.92%	21.46%
Europe	19.69%	20.59%
Northeast	18.03%	20.81%
Midwest	12.87%	13.45%
West	5.90%	6.28%
Canada	3.62%	4.54%
Southwest	3.39%	3.82%
Puerto Rico	2.36%	2.55%
	86.78%	93.50%

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•                                         Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date.  We valued two of our investments using Level 1 inputs as of January 31, 2019.

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

The following fair value hierarchy tables set forth our investment related assets and (liabilities) by level as of January 31, 2019 and October 31, 2018 (in thousands):

	January 31, 2019
	Level 1	Level 2	Level 3	Investment measured at NAV	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$176,495	$—	$176,495
Common Stock	21,888	—	6,496	—	28,384
Preferred Stock	—	—	48,872	—	48,872
Warrants	—	—	790	—	790
Common Equity Interest	—	—	50,046	—	50,046
LP Interest of the PE Fund	—	—	—	11,278	11,278
GP Interest of the PE Fund	—	—	—	288	288
Guarantees and letters of credit	—	—	(338)	—	(338)
Escrow Receivable	—	—	1,018	—	1,018
Short-term investments	—	25,043	—	—	25,043
Total	$21,888	$25,043	$283,379	$11,566	$341,876

	October 31, 2018
	Level 1	Level 2	Level 3	Investment measured at NAV	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$175,781	$—	$175,781
Common Stock	24,457	—	6,150	—	30,607
Preferred Stock	—	—	47,060	—	47,060
Warrants	—	—	401	—	401
Common Equity Interest	—	—	50,186	—	50,186
LP Interest of the PE Fund	—	—	—	19,972	19,972
GP Interest of the PE Fund	—	—	—	501	501
Guarantees and letters of credit	—	—	(2,867)	—	(2,867)
Escrow Receivable	—	—	969	—	969
Total	$24,457	$—	$277,680	$20,473	$322,610

A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.  Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur.  During the quarter ended January 31, 2019 and the year ended October 31, 2018, there were no transfers in or out of Level 1 or 2.

The following tables set forth a summary of changes in the fair value of investment related assets and liabilities measured using Level 3 inputs for the quarters ended January 31, 2019, and January 31, 2018 (in thousands):

	Balances, November 1, 2018	Realized Gains (Losses) (1)	Reversal of Prior Year (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, January 31, 2019	Total Loss for the year Included in Earnings Attibutable to the Change in Unrealized Appreciation (Depreciation) on Investments held as of January 31, 2019
Senior/Subordinated Loans and credit facilities	$175,781	$—	$—	$(1,870)	$4,527	$(1,943)	$—	$176,495	$(1,870)
Common Stock	6,150	—	—	—	346	—	—	6,496	—
Preferred Stock	47,060	—	—	1,812	—	—	—	48,872	1,812
Warrants	401	—	—	389	—	—	—	790	389
Common Equity Interest	50,186	—	—	(140)	—	—	—	50,046	(140)
Guarantees and letters of credit	(2,867)	—	2,399	130	—	—	—	(338)	130
Escrow Receivable	969	49	—	—	—	—	—	1,018	—
Total	$277,680	$49	$2,399	$321	$4,873	$(1,943)	$—	$283,379	$321

	Balances, November 1, 2017	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, January 31, 2018	Total Loss for the Year Included in Earnings Attibutable to the Change in Unrealized Appreciation (Depreciation) on Investments held as of January 31, 2018
Senior/Subordinated Loans and credit facilities	$153,271	$—	$—	$(2,211)	$14,792	$(21,662)	$—	$144,190	$(2,211)
Common Stock	5,937	—	—	(260)	—	—	—	5,677	(260)
Preferred Stock	25,725	—	—	(455)	18,586	—	—	43,856	(455)
Warrants	1,403	—	—	(436)	401	—	—	1,368	(436)
Common Equity Interest	56,068	—	—	2,940	—	—	—	59,008	2,940
Guarantees and letters of credit	(551)	—	—	8	(123)	—	—	(666)	8
Total	$241,853	$—	$—	$(414)	$33,656	$(21,662)	$—	$253,433	$(414)

(1)                Included in net realized gain (loss) on investments in the Consolidated Statements of Operations.

(2)                Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities disposed of during the quarter ended January 31, 2019 and January 31, 2018, respectively.

(3)                Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities held during the quarter ended January 31, 2019 and January 31, 2018, respectively.

(4)                Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for new securities.  For the quarter ended January 31, 2019 and January 31, 2018, a total of approximately $964,000 and $715,000, respectively, of PIK interest and dividends and amortization of discounts and fees are included.

(5)                Includes decreases in the cost basis of investments resulting from principal repayments or sales.

In accordance with ASU 2011-04, the following tables summarize information about the Company’s Level 3 fair value measurements as of January 31, 2019 and October 31, 2018 (in thousands):

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range				Weighted
	1/31/2019	Valuation technique	Unobservable input	Low		High		average (a)

Common Stock (c) (d)	$6,496	Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A

		Market Approach	Forward EBITDA Multiple	7.0	x	7.0	x	7.0	x
			EBITDA Multiple	7.2	x	7.2	x	7.2	x

Senior/Subordinated loans and credit facilities (b) (d)	$176,495	Market Approach	EBITDA Multiple	7.0	x	8.5	x	8.0	x
			Forward EBITDA Multiple	7.0	x	9.0	x	8.5	x
			Revenue Multiple	1.4	x	1.4	x	1.4	x

		Income Approach	Required Rate of Return	9.3%		28.0%		13.2%
			Discount Rate	14.0%		16.4%		15.6%
			Perpetual Growth Rate of Free Cash Flow	2.0%		3.0%		2.7%

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A
			Discount on Liquidation of Assets	17.5%		25.0%		24.1%

Common Equity Interest	$50,046	Market Approach	Forward EBITDA Multiple	9.0	x	9.0	x	9.0	x
			EBITDA Multiple	7.0	x	7.0	x	7.0	x

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A

		Income Approach	Discount Rate	16.4%		16.4%		16.4%
			Perpetual Growth Rate of Free Cash Flow	3.0%		3.0%		3.0%

Preferred Stock (c)	$48,872	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		20.0%		6.5%
			Real Estate Appraisals	N/A		N/A		N/A

		Market Approach	Revenue Multiple	1.4	x	1.4	x	1.4	x
			Forward EBITDA Multiple	7.0	x	7.0	x	7.0	x
			% of AUM	59.00%		59.00%		59.00%
			Illiquidity Discount	45.0%		45.0%		45.0%
			Multiple of Book Value	1.0	x	1.0	x	1.0	x
			EBT Multiple	10.0	x	10.0	x	10.0	x

		Income Approach	Discount Rate	14.0%		14.7%		14.4%
			Perpetual Growth Rate of Free Cash Flow	2.0%		2.5%		2.3%
			Required Rate of Return	14.8%		17.8%		15.9%

Warrants	$790	Market Approach	EBITDA Multiple	6.0	x	6.0	x	6.0	x

Guarantees / Letters of Credit	$(338)	Income Approach	Discount Rate	6.5%		20.0%		18.4%

Escrows	$1,018	Income Approach	Discount Rate	19.9%		19.9%		19.9%

Total	$283,379

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

For the Quarter Ended January 31, 2019

During the quarter ended January 31, 2019, the Company made one new investment, committing capital that totaled approximately $1.9 million.  Pursuant to an exemptive order received by the Company from the SEC (the “Order”), that allows the Company to co-invest, subject to certain conditions, with certain affiliated private funds as described in the Order, each of the Company and TTGA C-I MMF LP (the “Private Fund”) co-invested in GTM Intermediate Holdings, Inc. (“GTM”) ($1.9 million investment for the Company).

During the quarter ended January 31, 2019, the Company made a follow-on investment in one portfolio company that totaled $2.0 million.  On December 21, 2018, the Company loaned an additional $2.0 million to Custom Alloy Corporation (“Custom Alloy”) in the form of a second lien loan with an interest rate of 11% and a maturity date of December 23, 2019.

On November 9, 2018, Custom Alloy repaid its first lien loan in full, including all accrued interest.

On November 13, 2018, Custom Alloy repaid its $1.4 million second lien loan in full, including all accrued interest.

On November 27, 2018, the Company funded approximately $3.0 million related to the MVC Environmental, Inc. (“MVC Environmental”) letter of credit, which was called by the beneficiary.

On December 27, 2018, the Company received proceeds of approximately $7.5 million from the PE Fund related to the sale of Plymouth Rock Energy, LLC, a portfolio company of the PE Fund.  The Company’s pro-rata share of the PE Fund’s cost basis in the Plymouth Rock Energy, LLC investment totaled approximately $2.5 million, resulting in a realized gain of approximately $5.0 million.  The Company also received a carried interest payment from the PE Fund of approximately $173,000 related to the sale, which was recorded as additional realized gains.

On December 27, 2018, the Company received a dividend of approximately $543,000 from the PE Fund related to Focus Pointe Global.

During the quarter ended January 31, 2019, the Valuation Committee increased the fair value of the Company’s investments in: Black Diamond Equipment Rental, LLC (“Black Diamond”) loan and warrant by approximately $767,000, Custom Alloy second lien loans, series A preferred stock, series B preferred stock and series C preferred stock by a net total of approximately $2.3 million, Dukane IAS, LLC (“Dukane”) loan by $286, Foliofn, Inc. (“Foliofn”) preferred stock by $32,000, Highpoint Global LLC (“Highpoint”) loan by approximately $252, HTI Technologies and Industries, Inc. (“HTI”) loan by approximately $80,000, JSC Tekers Holdings (“JSC Tekers”) preferred stock by approximately $82,000, Security Holdings B.V. (“Security Holdings”) equity and letter of credit by a net total of $25,000, Turf Products, LLC (“Turf”) loan by approximately $15,000 and the Centile escrow by $49,000. In addition, increases in the cost basis of the loans to HTI, Legal Solutions Holdings, Inc. (“Legal Solutions”), RuMe Inc. (“RuMe”), Dukane, Morey’s Seafood International, LLC (“Morey’s”), Highpoint, Array Industrial Technologies, LLC (“Array”), Black Diamond, GTM, Tin Roof Software LLC, (“Tin Roof”), Tuf-Tug Inc. (“Tuf-Tug”) and Security Holdings were due to the capitalization of PIK interest totaling $964,412.  The Valuation Committee also decreased the fair value of the Company’s investments in: Advantage Insurance Holdings LTD (“Advantage”) preferred stock by approximately $244,000, Essner Manufacturing, LP (“Essner”) loan by approximately $21,000, Initials, Inc. (“Initials”) loan by approximately $412,000, Legal Solutions loan by approximately $118,000, MVC Automotive Group GmbH (“MVC Automotive”) equity by approximately $117,000, MVC Environmental loan by approximately $875,000 and common stock by approximately $3.0 million,  MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.1 million, RuMe series B-1 preferred stock, guarantee and warrants by a net total of approximately $308,000, Trientis GmbH (“Trientis”) loan by approximately $77,000, United States Technologies, Inc. (“U.S. Tech”) loan by approximately $23,000 and the U.S. Gas & Electric, Inc. (“U.S. Gas”) loan by approximately $797,000.

At January 31, 2019, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $316.2 million with a cost basis of $413.6 million.  At January 31, 2019, the fair value and cost basis of investments made by the Company’s former management team pursuant to the prior investment objective (“Legacy Investments”) was $5.0 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $311.2 million and $398.6 million, respectively.  At October 31, 2018, the fair value of all portfolio investments, exclusive of escrow receivables, was $324.5 million with a cost basis of $409.6 million.  At October 31, 2018, the fair value and cost basis of the Legacy Investments was $5.0 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $319.5 million and $394.6 million, respectively.

For the Fiscal Year Ended October 31, 2018

During the fiscal year ended October 31, 2018, the Company made six new investments, committing capital that totaled approximately $41.5 million.  Pursuant to the Order, that allows the Company to co-invest, subject to certain conditions, with certain affiliated private funds as described in the Order, each of the Company and the Private Fund co-invested in Essner ($3.7 million investment for the Company), Black Diamond ($7.5 million investment for the Company), Apex Industrial Technologies, LLC (“Apex”) ($15.0 million investment for the Company), Array ($6.0 million investment for the Company), Tuf-Tug ($5.6 million investment for the Company) and Tin Roof ($3.7 million investment for the Company).

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

On February 9, 2018, FDS Inc. (“FDS”) repaid its loan in full, including all accrued interest.

On April 4, 2018, Vestal repaid its loan in full, including all accrued interest.

On April 11, 2018, Morey’s made a principal payment of $2.0 million on its second lien loan.

On July 31, 2018, the Company sold its interest in Centile Holding BV (“Centile”) and received cash proceeds of approximately $5.8 million at closing.  An additional $1.2 million of proceeds are held in escrow for 15 months from the closing.  Assuming the full receipt of all escrow proceeds, the sale of Centile will result in a realized gain of approximately $3.5 million.

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

During the quarter ended July 31, 2018, the Valuation Committee increased the fair value of the Company’s investments in: Custom Alloy second lien loan, series A preferred stock, series B preferred stock, series C preferred stock and letters of credit by a total of approximately $36,000, Dukane loan by approximately $300, HTI loan by approximately $242,000, Legal Solutions loan by approximately $800, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.9 million, Security Holdings equity interest and letter of credit by a total of approximately $1.6 million and Turf loans by approximately $53,000. In addition, increases in the cost basis of the loans to Trientis, HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Initials, Array and Security Holdings were due to the capitalization of PIK interest totaling $893,912.  The Valuation Committee also decreased the fair value of the Company’s investments in: Foliofn preferred stock by $115,000, Initials loan by approximately $186,000, JSC Tekers Holdings preferred stock by $154,000, MVC Automotive equity interest by $819,000, MVC Environmental loan and letter of credit by a total of approximately $4.7 million, RuMe series B-1 preferred stock, series C preferred stock, common stock, letters of credit and warrants by a total of approximately $114,000, U.S. Gas loan by approximately $109,000, U.S. Tech loan by $55,000 and the Centile escrow by approximately $257,000 that was recorded as a realized loss.

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

At October 31, 2018, the fair value of all portfolio investments, exclusive of escrow receivables, was $324.5 million with a cost basis of $409.6 million.  At October 31, 2018, the fair value and cost basis of the Legacy Investments was $5.0 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $319.5 million and $394.6 million, respectively.  At October 31, 2017, the fair value of all portfolio investments was $292.5 million with a cost basis of $363.2 million.  At October 31, 2017, the fair value and cost basis of Legacy Investments was $5.4 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $287.1 million and $348.2 million, respectively.

9. Commitments and Contingencies

Commitments to Portfolio Companies:

At January 31, 2019 and October 31, 2018, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at January 31, 2019
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Portfolio Company	Amount Committed	Amount Funded at October 31, 2018
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Guarantees:

At January 31, 2019 and October 31, 2018, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at January 31, 2019
MVC Automotive	$4.2 million	—
RuMe	$1.0 million	—
Total	$5.2 million	—

Guarantee	Amount Committed	Amount Funded at October 31, 2018
MVC Automotive	$6.2 million	—
RuMe	$1.0 million	—
Total	$7.2 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At January 31, 2019, the Valuation Committee estimated the combined fair values of the guarantee obligations noted above to be approximately -$84,000 or a liability of approximately $84,000.

These guarantees are further described below, together with the Company’s other commitments.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  Over time, Erste Bank, the bank extending the mortgage to MVC Automotive, increased the amount of the mortgage. The balance of the guarantee as of January 31, 2019 is approximately 3.7 million Euro (equivalent to approximately $4.2 million).

The Company agreed to cash collateralize a $300,000 third party letter of credit for RuMe, which is still a commitment of the Company as of January 31, 2019.  The Company also guaranteed $1.0 million of RuMe’s indebtedness to Colorado Business Bank, which had a fair value of approximately -$84,000 or a liability of $84,000 as of January 31, 2019.  On September 22, 2017, the Company provided RuMe an additional $2.0 million letter of credit, which was reduced to $1.5 million on February 1, 2018 and then increased to $2.0 million on May 7, 2018.  The letter of credit had a fair value of approximately -$215,000 or a liability of $215,000 as of January 31, 2019.  The $2.0 million letter of credit is collateralized with cash that was classified as restricted cash on the Company’s Consolidated Balance Sheets.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  The investment period related to the PE Fund has ended.  Additional capital may be called for follow-on investments in existing portfolio companies of the PE Fund or to pay operating expenses of the PE Fund until the partnership is terminated.  On December 27, 2018, the Company received proceeds of approximately $7.5 million from the PE Fund related to the sale of Plymouth Rock Energy, LLC, a portfolio company of the PE Fund.  The Company’s pro-rata share of the PE Fund’s cost basis in the Plymouth Rock Energy, LLC investment totaled approximately $2.5 million, resulting in a realized gain of approximately $5.0 million.  As of January 31, 2019, $14.6 million of the Company’s commitment was funded.

During the fiscal year ended October 31, 2016, the Company agreed to cash collateralize a $500,000 working capital line of credit for an entity partially owned by MVC Environmental provided by Branch Banking and Trust Company (“BB&T”).  During the fiscal year ended October 31, 2017, the cash collateral securing the MVC Environmental working capital line of credit was released and a new credit facility was entered into secured by a $1.0 million letter of credit.  On February 16, 2018, the letter of credit was increased to $3.0 million.  On November 27, 2018, the Company funded approximately $3.0 million related to the letter of credit, which was called by the beneficiary.

On February 28, 2018, the Company committed $6.0 million to Custom Alloy in the form of a first lien loan with an interest rate of 10% and a maturity date of October 31, 2018.  On November 9, 2018, Custom Alloy repaid its first lien loan in full, including all accrued interest.  The loan is no longer a commitment of the Company as of January 31, 2019.

During the fiscal year ended October 31, 2018, the Company provided Custom Alloy a $2.0 million and a $1.4 million letter of credit as part of a restructuring.  The $2.0 million letter of credit matured on November 27, 2018 and is no longer a commitment of the Company.   On October 31, 2018, the $1.4 million letter of credit was drawn, which resulted in the Company receiving a $1.4 million term note with a 15% interest rate and a maturity date of October 31, 2021.  On November 13, 2018, Custom Alloy repaid its $1.4 million second lien loan in full, including all accrued interest.  The loan is no longer a commitment of the Company as of January 31, 2019.

During the fiscal year ended October 31, 2018, the Company provided Security Holdings a 3.3 million Euro letter of credit.  The letter of credit had a fair value of approximately -$39,000 or a liability of $39,000 as of January 31, 2019.  The letter of credit is collateralized with cash that was classified as restricted cash on the Company’s Consolidated Balance Sheets.

As of January 31, 2019, the total fair value associated with potential obligations related to guarantees and letters of credit was approximately -$338,000 or a liability of $338,000.

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

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with BB&T. On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  On December 1, 2015, Credit Facility II was renewed and expired on May 31, 2016, at which time all outstanding amounts under it were due and repaid.  On June 30, 2016, Credit Facility II was renewed and reduced to a $50 million revolving credit facility, which expired on February 28, 2017, as of which time all outstanding amounts under it were due and repaid.  On February 28, 2017, Credit Facility II was renewed and increased to a $100 million revolving credit facility and expired on August 31, 2017.  On August 31, 2017, Credit Facility II was renewed and decreased to a $25 million revolving credit facility, which was to expire on August 31, 2018.  There was no change to the interest rate or unused fee on the revolving credit facility. The Company incurred closing costs associated with this transaction of $62,500.  On August 10, 2018, Credit Facility II was renewed to August 30, 2019.  The Company incurred closing costs associated with this transaction of $50,000 with no change in terms other than the expiration date.  At October 31, 2018 and January 31, 2019, there was no balance and $25.0 million outstanding on Credit Facility II, respectively.  Credit Facility II is used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 125 basis points.  In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid closing fees, legal and other costs associated with these transactions.  These costs are amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.  As of January 31, 2019, the Company was in compliance with all covenants related to Credit Facility II.

On December 9, 2015, the Company entered into a three-year, $50 million revolving borrowing base credit facility (“Credit Facility III”) with Santander Bank N.A. as a lender and lead agent and Wintrust Bank as a lender and syndication agent.  Credit Facility III was to expire on December 9, 2018.  Credit Facility III can, under certain conditions, be increased up to $85 million.  The new facility bears an interest rate of LIBOR plus 3.75% or the prime rate plus 1% (at the Company’s option), and includes a 1% closing fee of the commitment amount and a 0.75% unused fee.  The compensating balance for the revolving credit facility is $5.0 million, which is reflected as restricted cash on the Company’s Consolidated Balance Sheets.  On February 26, 2018, in connection with the U.S. Gas Sale, Credit Facility III was amended, effective as of July 5, 2017, to exclude from pledged collateral the U.S. Gas second lien loan.  On May 7, 2018, the terms of Credit Facility III were amended to, among other things: (i) increase the limit for unsecured indebtedness and certain unsecured guaranty obligations of portfolio companies of the Company to $10,000,000 and (ii) increase the limit on permitted investments of the Company with respect to certain debt, equity and follow-on investments to $28,500,000.  All other material terms of Credit Facility III remained unchanged.  As of October 31, 2018, there was no outstanding balance on Credit Facility III and the Company was in compliance with all covenants related to Credit Facility III.  On December 7, 2018, Credit Facility III was renewed until March 9, 2019.  On January 29, 2019, Credit Facility III was terminated.    As of January 31, 2019, Credit Facility III was no longer a commitment of the Company.

On November 15, 2017, the Company completed a public offering of $100,000,000 aggregate principal amount of its 6.25% senior notes due November 30, 2022 (“Senior Notes II”). In addition, on November 20, 2017, the underwriters exercised an over-allotment option to purchase an additional $15 million in aggregate principal amount of Senior Notes II (together with the offering on November 15, the “Offering”).  The Senior Notes II have an interest rate of 6.25% per year payable quarterly on January 15, April 15, July 15, and

October 15 of each year.  After deducting underwriting fees and discounts and expenses, the Offering resulted in net proceeds to the Company of approximately $111.4 million.  The Offering expenses incurred are amortized over the term of the Senior Notes II.  Proceeds from the offering were used to repay the Senior Notes in full, including all accrued interest.  As of January 31, 2019, the Senior Notes II had a total outstanding amount of $115.0 million, net of deferred financing fees the balance was approximately $112.1 million, with a market value of approximately $118.9 million.

On January 29, 2019, the Company entered into a three year, $35 million revolving credit facility (“Credit Facility IV”) with People’s United Bank, National Association as lender and lead agent. Credit Facility IV can, under certain conditions, be increased up to $85 million. Credit Facility IV will expire on January 29, 2022, at which time all outstanding amounts under Credit Facility IV will be due and payable.  Borrowings under the Credit Facility bear interest at a rate of LIBOR plus 2.85%, or the prime rate plus 0.5% at the Company’s discretion. In addition, the Company was subject to (i) a closing fee of 1% of the commitment amount paid at closing, (ii) a one-time structuring fee in the amount of $100,000 paid at closing, (iii) an unused line fee, which is payable monthly, of 0.75% if the Company draws less than $25 million on Credit Facility IV or 0.60% if the Company draws more than $25 million on Credit Facility IV, and (iv) an annual administrative agent fee in the amount of $100,000 in 2019 and $200,000 in each year thereafter. The compensating balance for the revolving credit facility is $5.0 million, which is reflected as restricted cash on the Company’s Consolidated Balance Sheets.  As of January 31, 2019, there was $4.0 million outstanding on Credit Facility IV and the Company was in compliance with all covenants related to Credit Facility IV.

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

On various dates, TTG Advisers and the Company entered into annual agreements to extend the expense cap of 3.5% to the 2011, 2012, 2013 and 2014 fiscal years (“Expense Limitation Agreement”).  The Company and the Adviser agreed to continue the expense cap into fiscal year 2015 and fiscal year 2016, though they lowered the expense cap to 3.25% and modified the methodology so that the cap is applied to limit the Company’s ratio of expenses to total assets less cash (the “Modified Methodology”), consistent with the asset level used to calculate the base management fee. (The expenses covered by the cap remain unchanged.)  On October 28, 2016, the Board of Directors, including all of the Independent Directors, approved the renewal of the Advisory Agreement for the 2017 fiscal year. Further, the Adviser agreed to continue to waive a portion of the base management fee so that it is reduced to 1.50% for fiscal year 2017. In March 2016, the Adviser agreed to modify its prior agreement to waive, effective November 1, 2015, the first $1.0 million of capital gains incentive fee due under the Advisory Agreement, such that the $1.0 million waiver of incentive fee would be applied to any incentive fee due under the agreement, whether it is a capital gains incentive fee or net operating income incentive fee.  Furthermore, the Company and the Adviser, similar to fiscal year 2016, agreed on an expense cap for fiscal years 2017 through 2019 of 3.25% under the Modified Methodology.  The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2010 through 2018, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement for its allocable portion of the compensation payable to certain officers of the Company, which may not exceed $200,000 per year in the aggregate (the “Voluntary Waiver”).  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  As of October 31, 2018, the Company did not have an investment in an exchange traded fund.    In addition, the Adviser has agreed, effective November 1, 2017, to a revised management fee structure that ties management fees to the NAV discount1 as follows: (A) If the Company’s NAV discount is greater than 20%, the management fee for the current quarter is reduced to 1.25%; (B) If the NAV discount is between 10% and 20%, the management fee will be 1.50%; and (C) If the NAV discount is less than 10% or eliminated, the 1.50% management fee would be re-examined, but in no event would it exceed 1.75%.  For the quarter ended January 31, 2019, the effective management fee was 1.25%.

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

At October 31, 2018, the provision for estimated incentive compensation was $0.  During the quarter ended January 31, 2019, there was no change in the provision for incentive compensation as 20% of the cumulative aggregate net realized capital gains less aggregate unrealized depreciation was less than $0.  The provision for incentive compensation includes the Valuation Committee’s determination to decrease the fair values of eleven of the Company’s portfolio investments (Advantage, Essner, Initials, Legal Solutions, MVC Automotive, MVC Environmental, RuMe, Trientis, U.S. Gas, U.S. Tech and Crius) by a total of approximately $8.6 million.  The provision also includes the Valuation Committee’s determination to increase the fair values of nine of the Company’s portfolio investments (Centile escrow, Black Diamond, Custom Alloy, Dukane, Highpoint, HTI, JSC Tekers, Security Holdings and Turf) by a total of approximately $3.3 million.  Also, for the quarter ended January 31, 2019, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income for the quarter did not exceed the hurdle rate.  For fiscal years ending on October 31, 2019 and October 31, 2020, the Adviser agreed to voluntarily modify the calculation of the Income Incentive Fee so that the fee accrued shall equal the lesser of: (i) the amount of the Income Incentive Fee computed and determined quarterly as currently set forth in the Advisory Agreement; and (ii) the amount of the Income Incentive Fee computed and determined on an annual basis (in lieu of quarterly). Further, regardless of the amount of Income Incentive Fee computed or accrued, the Adviser agreed to defer collection of any Income Incentive Fee due and payable for the fiscal year until after the completion of the annual audit for such fiscal year.

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

12. Tax Matters

On October 31, 2018, the Company did not have a net capital loss carryforward. The Company had approximately $97.4 million in unrealized losses as of January 31, 2019.

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the quarter ended January 31, 2019, the Company recorded approximately $91,000 of additional interest expense associated with the deferred tax liability resulting from the installment sale treatment applied to the realized gain associated with the U.S. Gas note.   The interest expense is required to be paid under Internal Revenue Service (“IRS”) Code section 453A.   The Company has discussed with the IRS whether the IRS would be willing to issue a ruling to the Company that the Company is not liable for this interest expense given its “pass-through” status as a Regulated Investment Company.  The Company has not yet received a response from the IRS, but has determined to record the associated interest expense during the period.  Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS.  The fiscal years 2013 through 2017 for the Company and MVCFS remain subject to examination by the IRS.

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

Dividends and capital gain distributions, if any, are recorded on the ex-dividend date.  Dividends and capital gain distributions are generally declared and paid quarterly according to the Company’s policy established on July 11, 2005. An additional distribution may be paid by the Company to avoid imposition of federal income tax on any remaining undistributed net investment income and capital gains. Distributions can be made payable by the Company either in the form of a cash distribution or a stock dividend.  The amount and character of income and capital gain distributions are determined in accordance with income tax regulations that may differ from U.S. generally accepted accounting principles. These differences are due primarily to differing treatments of income and gain on various investment securities held by the Company, differing treatments of expenses paid by the Company, timing differences and differing characterizations of distributions made by the Company.  Key examples of the primary differences in expenses paid are the accounting treatment of MVCFS (which is consolidated for GAAP purposes, but not income tax purposes) and the variation in treatment of incentive compensation expense.  Permanent book and tax basis differences relating to shareholder distributions will result in reclassifications and may affect the allocation between net operating income, net realized gain (loss) and paid-in capital.  Additionally, the characterization of the distribution is based upon current results, and such characterization may change based upon results for the year.

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

For the Quarter Ended January 31, 2019

On December 21, 2018, the Company’s Board of Directors declared a dividend of $0.15 per share.  The dividend was paid on January 9, 2019 to shareholders of record on January 2, 2019 and totaled approximately $2.7 million.

During the quarter ended January 31, 2019, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 9,949 shares of our common stock at an average price of $8.92, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

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

On September 18, 2018, the Company’s Board of Directors approved the Company’s implementation of a $10 million stock repurchase program.  The program, which was to be completed by the end of the 2018 calendar year, was to consist of an issuer tender offer and/or open market repurchases.  In addition, the Company’s Board of Directors directed the Company to pursue an additional $5 million in stock repurchases in the open market in 2019, using a portion of the proceeds of equity monetizations and subject to MVC’s common stock continuing to trade at a significant discount to NAV.  Open market repurchases would be made pursuant to the Company’s unlimited stock repurchase program adopted in 2013.  On October 11, 2018, pursuant to the Repurchase Program, the Company entered into the Rule 10b5-1 Plan that qualifies for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Exchange Act. See the Company’s current report on Form 8-K, filed on October 12, 2018, for further details regarding the 10b5-1 Plan.

On November 28, 2018, the Company announced its determination to extend the Repurchase Program beyond December 31, 2018 until the full $10 million of shares are repurchased pursuant to the Repurchase Program.  During the quarter ended January 31, 2019, the Company completed the Repurchase Program.

The following table represents open-market purchases made under our stock repurchase program for the fiscal years ended October 31, 2013 through the quarter ended January 31, 2019.

Period *	Total Number of Shares Purchased	Average Price Paid per Share including commission	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Purchased Under the Program
For the Year Ended October 31, 2013	1,299,294	$12.83	1,299,294	$16,673,207
For the Year Ended October 31, 2014	310,706	$13.24	1,610,000	$4,114,967
For the Year Ended October 31, 2015	—	—	1,610,000	—
For the Year Ended October 31, 2016	146,409	$8.31	1,756,409	$1,216,746
For the Year Ended October 31, 2017	—	—	1,756,409	—
For the Year Ended October 31, 2018	627,724	$9.45	2,384,133	$5,930,011
For the Quarter Ended January 31, 2019	467,686	$8.70	2,851,819	$4,069,924
Total	2,851,819	$11.22	2,851,819	$32,004,855

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

The following table presents book basis segment data for the quarter period ended January 31, 2019:

	MVC	MVCFS	Consolidated

Interest and dividend income	$6,165,200	$14,496	$6,179,696
Fee income	25,000	13,099	38,099
Fee income - asset management	—	223,052	223,052
Total operating income	6,190,200	250,647	6,440,847

Total operating expenses	5,283,775	314,712	5,598,487
Less: Waivers by Adviser	(540,150)	(64,545)	(604,695)
Total net operating expenses	4,743,625	250,167	4,993,792

Net operating income before taxes	1,446,575	480	1,447,055

Tax expense	—	480	480
Net operating income	1,446,575	—	1,446,575

Net realized gain on investments	5,101,459	124,667	5,226,126

Net unrealized depreciation on investments	(9,573,767)	(151,686)	(9,725,453)
Net decrease in net assets resulting from operations	$(3,025,733)	$(27,019)	$(3,052,752)

15. Significant Subsidiaries

We have determined that for the quarter ended January 31, 2019, there were no unconsolidated portfolio companies that met the conditions of a significant subsidiary.  For the quarter ended January 31, 2018 (and not the fiscal 2019 period covered by this report), MVC Automotive and RuMe, unconsolidated portfolio companies, met the conditions of a significant subsidiary.  The financial information presented below includes summarized balance sheets as of December 31, 2018 (the last fiscal quarter-end of these companies prior to January 31, 2019) and December 31, 2017 and summarized income statements for the periods October 1, 2018 to December 31, 2018 and October 1, 2017 to December 31, 2017.  The financial information below is based on unaudited financial statements and has been prepared and furnished by each portfolio company and not prepared by the Company.

	RuMe	MVC Automotive	RuMe	MVC Automotive
Balance Sheet All numbers in thousands	As of December 31, 2018	As of December 31, 2018	As of December 31, 2017	As of December 31, 2017

Assets:
Total current assets	$2,548	$75,694	$2,982	$56,661
Total non-current assets	417	23,554	543	25,173
Total Assets	$2,965	$99,248	$3,525	$81,834

Liabilities and Shareholders Equity:
Current Liabilities	$9,146	$82,269	$6,482	$62,827
Long-term liabilities	1,987	14,526	2,682	16,473
Shareholders Equity	(8,168)	2,453	(5,639)	2,534
Total Liabilities and Shareholders Equity	$2,965	$99,248	$3,525	$81,834

	RuMe	MVC Automotive	RuMe	MVC Automotive
	For the Period from	For the Period from	For the Period from	For the Period from
Income Statement	October 1, 2018 to	October 1, 2018 to	October 1, 2017 to	October 1, 2017 to
All numbers in thousands	December 31, 2018	December 31, 2018	December 31, 2017	December 31, 2017

Net Sales & Revenue	$2,591	$50,397	$4,083	$48,520
Cost of Sales	1,508	45,990	2,728	44,370
Gross Margin	1,083	4,407	1,355	4,150
Operating Expenses	1,078	3,976	1,859	3,684
Operating Income	5	431	(504)	466
Income Tax (Benefit)	0	6	0	107
Interest Expense	210	420	161	417
Other Expenses (Income), Net	(25)	23	(4)	(513)
Net Income (Loss)	$(180)	$(18)	$(661)	$455

16. Subsequent Events

On February 7, 2019, Vistra Energy and Crius announced that they have entered into a definitive agreement pursuant to which Vistra Energy will acquire Crius for cash consideration of CAN$7.57 per trust unit.  On February 20, 2019, Vistra Energy agreed to increase its acquisition price for Crius to CAN$8.80 per trust unit, an increase of CAN$1.23 per trust unit.  Using the January 31, 2019 foreign exchange rate, the Company’s equity units in Crius would be valued at approximately 22.0 million USD if the transaction is consummated at CAN$8.80 per trust unit.  This resulted in an approximately 8.8 million USD increase in the market value of the Company’s position as of January 31, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company and its investment portfolio companies. Words such as may, will, expect, believe, anticipate, intend, could, estimate, might and continue, and the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. Forward-looking statements are included in this report pursuant to the “Safe Harbor” provision of the Private Securities Litigation Reform Act of 1995. Such statements are predictions only, and the actual events or results may differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those relating to adverse conditions in the U.S. and international economies, competition in the markets in which our portfolio companies operate, investment capital demand, pricing, market acceptance, any changes in the regulatory environments in which we operate, changes in our accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, competitive forces, adverse conditions in the credit markets impacting the cost, including interest rates and/or availability of financing, the results of financing and investing efforts, the ability to complete transactions, the inability to implement our business strategies and other risks identified below or in the Company’s filings with the SEC.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and the other financial information included elsewhere in this report and the Company’s annual report on Form 10-K for the year ended October 31, 2018.

SELECTED CONSOLIDATED FINANCIAL DATA:

Financial information for the fiscal year ended October 31, 2018 is derived from the consolidated financial statements included in the Company’s annual report on Form 10-K, which have been audited by Grant Thornton LLP, the Company’s independent registered public accounting firm. Quarterly financial information is derived from unaudited financial data, but in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments), which are necessary to present fairly the results for such interim periods.

Selected Consolidated Financial Data

	For the Quarter Ended January 31, 2019	For the Quarter Ended January 31, 2018	Year Ended
	(Unaudited)	(Unaudited)	October 31, 2018
	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$6,180	$4,795	$21,262
Fee income	38	67	280
Fee income - asset management	223	285	1,084
Other Income	—	—	—

Total operating income	6,441	5,147	22,626

Expenses:
Management fee	1,513	1,411	5,890
Portfolio fees - asset management	96	147	529
Management fee - asset management	71	67	284
Administrative	1,434	1,235	3,884
Interest and other borrowing costs	2,484	3,117	10,739
Loss on extinguishment of debt	—	1,783	1,783
Net Incentive compensation (Note 11)	—	267	(2,061)

Total operating expenses	5,598	8,027	21,048

Expense waiver by Advisor	(37)	(37)	(150)
Voluntary management fee waiver by Advisor	(567)	(353)	(2,032)
Voluntary incentive fee waiver by Advisor	—	—	—
Total waiver by adviser	(604)	(390)	(2,182)

Total net operating expenses	4,994	7,637	18,866

Net operating gain (loss) before taxes	1,447	(2,490)	3,760

Tax expense, net	—	—	2

Net operating gain (loss)	1,447	(2,490)	3,758

Net realized and unrealized (loss) gain:
Net realized gain on investments	5,226	2	203
Net unrealized depreciation on investments	(9,726)	3,438	(14,494)

Net realized and unrealized (loss) gain on investments	(4,500)	3,440	(14,291)

Net (decrease) increase in net assets resulting from operations	$(3,053)	$950	$(10,533)

Per Share:
Net (decrease) increase in net assets per share resulting from operations	$(0.17)	$0.05	$(0.55)
Dividends per share	$0.150	$0.150	$(0.600)
Balance Sheet Data:
Portfolio at value	$316,152	$308,033	$324,507
Portfolio at cost	410,580	377,427	409,632
Total assets	364,347	373,764	347,078
Shareholders’ equity	216,921	252,581	226,723
Shareholders’ equity per share (net asset value)	$12.24	$13.42	$12.46
Common shares outstanding at period end	17,725	18,821	18,193
Other Data:
Number of Investments funded in period	2	5	14
Investments funded ($) in period	$3,886	$14,416	$63,003
Repayment/sales in period	10,150	3,200	22,596
Net investment activity in period	(6,264)	11,216	40,407

	2019	2018				2017
	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):

Total operating income	6,441	5,888	6,151	5,440	5,147	5,490	7,305	3,929	3,380

Management fee	1,513	1,496	1,487	1,496	1,411	1,335	1,393	1,696	1,814
Portfolio fees - asset management	96	122	112	148	147	148	146	138	177
Management fee - asset management	71	81	70	66	67	67	67	49	62
Administrative	1,434	843	1,010	796	1,235	983	804	1,172	1,474
Interest, fees and other borrowing costs	2,484	2,238	2,403	2,981	3,117	2,495	2,649	2,606	2,538
Loss on extinguishment of debt	—	—	—	—	1,783	—	—	—	—
Net Incentive compensation	—	—	(1,316)	(1,012)	267	(1,224)	5,077	985	760
Total waiver by adviser	(604)	(598)	(595)	(599)	(390)	(372)	(386)	(461)	(491)
Tax expense	—	1	—	1	—	1	—	—	1
Net operating income (loss) before net realized and unrealized gains	1,447	1,705	2,980	1,563	(2,490)	2,057	(2,445)	(2,256)	(2,955)
Net (decrease) increase in net assets resulting from operations	(3,053)	(2,220)	(5,870)	(3,393)	950	(4,028)	23,906	3,069	4,377
Net (decrease) increase in net assets resulting from operations per share	(0.17)	(0.10)	(0.32)	(0.18)	0.05	(0.17)	1.06	0.14	0.19
Net asset value per share	12.24	12.46	12.62	13.09	13.42	13.24	13.38	12.45	12.45

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

The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. During the fiscal year ended October 31, 2018, the Company made six new investments and follow-on investments in eight existing portfolio companies totaling approximately $62.3 million.  During the quarter ended January 31, 2019, the Company made one new investment and a follow-on investment in an existing portfolio company totaling approximately $3.9 million.

The Company’s prior investment objective was to achieve long-term capital appreciation from venture capital investments in information technology companies. Accordingly, the Company’s investments had focused on investments in equity and debt securities of information technology companies. As of January 31, 2019, approximately 1.4% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

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

OPERATING INCOME

For the Quarter Ended January 31, 2019 and 2018. Total operating income was $6.4 million and $5.1 million for the quarter ended January 31, 2019 and 2018, respectively, an increase of approximately $1.3 million.

For the Quarter Ended January 31, 2019

Total operating income was $6.4 million for the quarter ended January 31, 2019. The increase in operating income over the same period last year was primarily due to the increase in dividend income and the increase in interest earned on loans from the Company’s portfolio companies, continuing the transition to the Yield-Focused Strategy.  The Company earned approximately $5.4 million in interest income from investments in portfolio companies.  Of the $5.4 million recorded in interest income, approximately $1.0 million was “payment in kind” interest.  The “payment in kind” interest is computed at the contractual rate specified in each investment agreement and may be added to the principal balance of each investment. The Company’s debt investments yielded annualized rates from 5.0% to 16.0%.  The Company also received fee income from asset management of the PE Fund and its portfolio companies totaling approximately $223,000 and fee income from the Company’s portfolio companies of approximately $38,000, totaling approximately $261,000 in fee income.  Of the $223,000 of fee income from asset management activities, 75% of the income is obligated to be paid to TTG Advisers.  However, under the PE Fund’s agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

For the Quarter Ended January 31, 2018

Total operating income was $5.1 million for the quarter ended January 31, 2018. The increase in operating income over the same period last year was primarily due to the increase in dividend income and the increase in interest earned on loans and fee income from the Company’s portfolio companies.  The Company earned approximately $4.3 million in interest income from investments in portfolio companies.  Of the $4.3 million recorded in interest income, approximately $706,000 was “payment in kind” interest.  The “payment in kind” is computed at the contractual rate specified in each investment agreement and may be added to the principal balance of each investment. The Company’s debt investments yielded annualized rates from 5.0% to 15.0%.  The Company also received fee income from asset management of the PE Fund and its portfolio companies totaling approximately $285,000 and fee income from the Company’s portfolio companies of approximately $67,000, totaling approximately $352,000 in fee income.  Of the $285,000 of fee income from asset management activities, 75% of the income is obligated to be paid to TTG Advisers.  However, under the PE Fund’s agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

OPERATING EXPENSES

For the Quarter Ended January 31, 2019 and 2018.  Operating expenses, net of Voluntary Waivers, were approximately $5.0 million and $7.6 million for the quarter ended January 31, 2019 and 2018, respectively, a decrease of approximately $2.6 million.

For the Quarter Ended January 31, 2019

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $5.0 million or 8.93% of the Company’s average net assets, when annualized, for the quarter ended January 31, 2019.  Significant components of operating expenses for the quarter ended January 31, 2019 were interest and other borrowing costs of approximately $2.5 million and management fee expense paid by the Company of approximately $945,000, which is net of the voluntary management fee waiver of approximately $567,000.

The approximately $2.6 million decrease in the Company’s net operating expenses for the quarter ended January 31, 2019 compared to the same period in 2018, was primarily due to the approximately $1.8 million decrease in loss on extinguishment of debt related to the unamortized deferred financing fees for the Senior Notes that were expensed at the time they were repaid and an approximately $633,000 decrease in interest and other borrowing costs.  The portfolio fees - asset management are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  On October 30, 2018, the Board approved the renewal of the Advisory Agreement for the 2019 fiscal year. The Company and the Adviser agreed on an expense cap for fiscal 2019 of 3.25% under the Modified Methodology.  The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2010 through 2019, TTG Advisers voluntarily agreed to extend the Voluntary Waiver.  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  As of January 31, 2019, the Company did not have an investment in an exchange traded fund.  Under the Modified Methodology, for the quarter ended January 31, 2019, the Company’s annualized expense ratio was 3.10%, (taking into account the same carve outs as those applicable to the expense cap).  In addition, the Adviser agreed, effective November 1, 2017, to a revised management fee structure that ties management fees to the NAV discount2 as follows: (A) If the Company’s NAV discount is greater than 20%, the management fee for the current quarter is reduced to 1.25%; (B) If the NAV discount is between 10% and 20%, the management fee will be 1.50%; and (C) If the NAV discount is less than 10% or eliminated, the 1.50% management fee would be re-examined, but in no event would it exceed 1.75%.  For the quarter ended January 31, 2019, the management fee was 1.25%.

Pursuant to the terms of the Advisory Agreement, during the quarter ended January 31, 2019, the provision for incentive compensation was unchanged, including both the pre-incentive fee net operating income and the capital gain incentive fee.  The provision for incentive compensation includes the Valuation Committee’s determination to decrease the fair values of eleven of the Company’s portfolio investments (Advantage, Essner, Initials, Legal Solutions, MVC Automotive, MVC Environmental, RuMe, Trientis, U.S. Gas, U.S. Tech and Crius) by a total of approximately $8.6 million.  The provision also includes the Valuation Committee’s determination to increase the fair values of nine of the Company’s portfolio investments (Centile escrow, Black Diamond, Custom Alloy, Dukane, Highpoint, HTI, JSC Tekers, Security Holdings and Turf) by a total of approximately $3.3 million.  Also, for the quarter ended January 31, 2019, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income for the quarter did not exceed the hurdle rate.

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

3 The NAV discount referred to herein is the average daily discount to NAV for a quarter.  The discount is determined using the most recently determined NAV per share, which is typically the prior quarter end’s NAV per share and the Company stock closing price on any given day for the quarter.

REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES

For the Quarter Ended January 31, 2019 and 2018.  Net realized gains were approximately $5.2 million and approximately $3,000 for the quarter ended January 31, 2019 and 2018, respectively, a net increase of approximately $5.2 million.

For the Quarter Ended January 31, 2019

Net realized gains for the quarter ended January 31, 2019, were approximately $5.2 million.  The Company’s net realized gains were primarily due to the realized gain on the sale of Plymouth Rock Energy, LLC, a portfolio company of the PE Fund, which resulted in a realized gain of approximately $5.0 million.  The Company also received a carried interest payment from the PE Fund of approximately $173,000 related to the sale, which was recorded as additional realized gains.

During the quarter ended January 31, 2019, the Company also recorded net realized gains of approximately $49,000 from its escrow receivables.

For the Quarter Ended January 31, 2018

Net realized gains for the quarter ended January 31, 2018 were approximately $3,000.  The Company’s net realized gains were due to realized gains on foreign currency related to the Crius dividend.

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

For the Quarter Ended January 31, 2019 and 2018.  The Company had a net change in unrealized depreciation on portfolio investments of approximately $9.7 million for the quarter ended January 31, 2019 and a net change in unrealized appreciation of approximately $3.4 million for the quarter ended January 31, 2018, a net decrease of approximately $13.1 million.

For the Quarter Ended January 31, 2019

The Company had a net change in unrealized depreciation on portfolio investments of approximately $9.7 million for the quarter ended January 31, 2019.  The net change in unrealized depreciation for the quarter ended January 31, 2019 was the result of the reversal of the unrealized appreciation on the PE Fund of approximately $5.3 million (as a result of the Company’s sale of the Plymouth Rock Energy, LLC), $3.0 million of unrealized depreciation related to the MVC Environmental loan receivable reserve, $2.4 million of unrealized appreciation due to the reversal of the unrealized depreciation on the MVC Environmental letter of credit and the Valuation Committee determination to decrease the fair value of the Company’s investments in: Advantage preferred stock by approximately $244,000, Essner loan by approximately $21,000, Initials loan by approximately $412,000, Legal Solutions loan by approximately $118,000, MVC Automotive equity by  approximately $117,000, MVC Environmental loan by approximately $875,000 and common stock by approximately $3.0 million,  MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.1 million, RuMe series B-1 preferred stock, guarantee and warrants by a net total of approximately $308,000, Trientis loan by approximately $77,000, U.S. Tech loan by approximately $23,000 and the U.S. Gas loan by approximately $797,000. The market value of Crius decreased by approximately $2.6 million.  These changes in unrealized depreciation were partially off-set by the Valuation Committee determination to increase the fair value of the Company’s investments in: Black Diamond loan and warrant by approximately $767,000, Custom Alloy second lien loans, series A preferred stock, series B preferred stock and series C preferred stock by a net total of approximately $2.3 million, Dukane loan by $286, Foliofn preferred stock by $32,000, Highpoint loan by approximately $252, HTI loan by approximately $80,000, JSC Tekers preferred stock by approximately $82,000, Security Holdings loan and letter of credit by a net total of $25,000 and Turf loan by approximately $15,000.

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

PORTFOLIO INVESTMENTS

For the Quarter Ended January 31, 2019 and the Year Ended October 31, 2018.  The cost of the portfolio investments held by the Company at January 31, 2019 and at October 31, 2018 was $413.6 million and $409.6 million, respectively, an increase of approximately $4.0 million.  The aggregate fair value of portfolio investments at January 31, 2019 and at October 31, 2018 was $316.2 million and $324.5 million, respectively, a decrease of approximately $8.3 million.  The cost and fair value of cash, restricted cash and cash equivalents held by the Company at January 31, 2019 and October 31, 2018 was $16.2 million and $15.9 million, respectively, representing an increase of approximately $300,000.

For the Quarter Ended January 31, 2019

During the quarter ended January 31, 2019, the Company made one new investment, committing capital that totaled approximately $1.9 million.  Pursuant to the Order, each of the Company and the Private Fund co-invested in GTM ($1.9 million investment for the Company).

During the quarter ended January 31, 2019, the Company made a follow-on investment in one portfolio company that totaled $2.0 million.  On December 21, 2018, the Company loaned an additional $2.0 million to Custom Alloy in the form of a second lien loan with an interest rate of 11% and a maturity date of December 23, 2019.

On November 9, 2018, Custom Alloy repaid its first lien loan in full, including all accrued interest.

On November 13, 2018, Custom Alloy repaid its $1.4 million second lien loan in full, including all accrued interest.

On November 27, 2018, the Company funded approximately $3.0 million related to the MVC Environmental letter of credit, which was called by the beneficiary.

On December 27, 2018, the Company received proceeds of approximately $7.5 million from the PE Fund related to the sale of Plymouth Rock Energy, LLC, a portfolio company of the PE Fund.  The Company’s pro-rata share of the PE Fund’s cost basis in the Plymouth Rock Energy, LLC investment totaled approximately $2.5 million, resulting in a realized gain of approximately $5.0 million.  The Company also received a carried interest payment from the PE Fund of approximately $173,000 related to the sale, which was recorded as additional realized gains.

On December 27, 2018, the Company received a dividend of approximately $543,000 from the PE Fund related to Focus Pointe Global.

During the quarter ended January 31, 2019, the Valuation Committee increased the fair value of the Company’s investments in: Black Diamond Equipment Rental, LLC (“Black Diamond”) loan and warrant by approximately $767,000, Custom Alloy second lien loans, series A preferred stock, series B preferred stock and series C preferred stock by a net total of approximately $2.3 million, Dukane loan by $286, Foliofn preferred stock by $32,000, Highpoint loan by approximately $252, HTI loan by approximately $80,000, JSC Tekers preferred stock by approximately $82,000, Security Holdings loan and letter of credit by a net total of $25,000, Turf loan by approximately $15,000 and the Centile escrow by $49,000. In addition, increases in the cost basis of the loans to HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Array, Black Diamond, GTM, Tin Roof, Tuf-Tug and Security Holdings were due to the capitalization of PIK interest totaling $992,827.  The Valuation Committee also decreased the fair value of the Company’s investments in: Advantage preferred stock by approximately $244,000, Essner loan by approximately $21,000, Initials loan by approximately $412,000, Legal Solutions loan by approximately $118,000, MVC Automotive equity by  approximately $117,000, MVC Environmental loan by approximately $875,000 and common stock by approximately $3.0 million,  MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.1 million, RuMe series B-1 preferred stock, guarantee and warrants by a net total of approximately $308,000, Trientis loan by approximately $77,000, U.S. Tech loan by approximately $23,000 and the U.S. Gas loan by approximately $797,000.

At January 31, 2019, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $316.2 million with a cost basis of $413.6 million.  At January 31, 2019, the fair value and cost basis of the Legacy Investments was $5.0 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $311.2 million and $398.6 million, respectively.  At October 31, 2018, the fair value of all portfolio investments, exclusive of escrow receivables, was $324.5 million with a cost basis of $409.6 million.  At October 31, 2018, the fair value and cost basis of the Legacy Investments was $5.0 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $319.5 million and $394.6 million, respectively.

For the Fiscal Year Ended October 31, 2018

During the fiscal year ended October 31, 2018, the Company made six new investments, committing capital that totaled approximately $41.5 million.  Pursuant to the Order, that allows the Company to co-invest, subject to certain conditions, with certain affiliated private funds as described in the Order, each of the Company and the Private Fund co-invested in Essner ($3.7 million investment for the Company), Black Diamond ($7.5 million investment for the Company), Apex ($15.0 million investment for the Company),

Array ($6.0 million investment for the Company), Tuf-Tug ($5.6 million investment for the Company) and Tin Roof ($3.7 million investment for the Company).

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

Portfolio Companies

During the quarter ended January 31, 2019, the Company had investments in the following portfolio companies:

Advantage Insurance Inc.

Advantage, Puerto Rico, is a provider of specialty insurance, reinsurance and related services to business owners and high net worth individuals.

At October 31, 2018, the Company’s investment in Advantage consisted of 750,000 shares of preferred stock at a cost basis of $7.5 million and a fair value of approximately $8.8 million.

During the quarter ended January 31, 2019, the Valuation Committee decreased the fair value of the preferred stock by approximately $244,000.

At January 31, 2019, the Company’s investment in Advantage consisted of 750,000 shares of preferred stock at a cost basis of $7.5 million and a fair value of approximately $8.6 million.

Apex Industrial Technologies, LLC

Apex, Cincinnati, Ohio, is a leading provider of automation vending equipment in industrial, retail and foodservice environments.

At October 31, 2018, the Company’s investment in Apex consisted of a first lien loan with an outstanding amount of approximately $15.0 million, a cost basis of approximately $14.9 million and a fair value of approximately $15.0 million.  The first lien loan had an interest rate of 12% and a maturity date of March 9, 2023.

At January 31, 2019, the Company’s investment in Apex consisted of a first lien loan with an outstanding amount of approximately $15.0 million, a cost basis of approximately $14.9 million and a fair value of approximately $15.0 million.

Array Information Technology, Inc.

Array, Greenbelt, Maryland, is a leading IT services firm supporting multiple command and/or control groups within the U.S. Air Force, as well as various other federal, municipal and commercial customers.

At October 31, 2018, the Company’s investment in Array consisted of a second lien loan with an outstanding amount of approximately $6.1 million, a cost basis of approximately $6.0 million and a fair value of approximately $6.1 million and a warrant with a cost basis and fair value of $0.  The second lien loan had an interest rate of 12% cash and 4% PIK and a maturity date of October 3, 2023.

At January 31, 2019, the Company’s investment in Array consisted of a second lien loan with an outstanding amount of approximately $6.2 million, a cost basis of approximately $6.1 million and a fair value of approximately $6.2 million and a warrant with a cost basis and fair value of $0.

Black Diamond Equipment Rental

Black Diamond, Morgantown, West Virginia, is a heavy equipment rental company.

At October 31, 2018, the Company’s investment in Black Diamond consisted of a second lien loan with an outstanding amount of approximately $7.5 million, a cost basis of approximately $7.1 million and a fair value of approximately $7.2 million and a warrant with a cost basis and fair value of approximately $401,000.  The second lien loan had an interest rate of 12.5% and a maturity date of June 27, 2022.

During the quarter ended January 31, 2019, the Valuation Committee increased the fair value of the loan by approximately $378,000 and the warrant by approximately $389,000.

At January 31, 2019, the Company’s investment in Black Diamond consisted of a second lien loan with an outstanding amount of approximately $7.5 million, a cost basis of approximately $7.1 million and a fair value of approximately $7.6 million and a warrant with a cost basis of approximately $401,000 and a fair value of approximately $790,000.

Crius Energy Trust

Crius, Toronto, Canada, is a leading retail energy marketer.

At October 31, 2018, the Company’s investment in Crius consisted of 3,282,882 equity units at a cost of approximately $25.9 million and a market value of approximately $15.7 million.

At January 31, 2019, the Company’s investment in Crius consisted of 3,282,882 equity units at a cost of approximately $25.9 million and a market value of approximately $13.2 million.

Custom Alloy Corporation

Custom Alloy, High Bridge, New Jersey, manufactures time sensitive and mission critical butt-weld pipe fittings and forgings for the natural gas pipeline, power generation, oil/gas refining and extraction, and nuclear generation markets.

At October 31, 2018, the Company’s investment in Custom Alloy consisted of a second lien loan with a cost basis of approximately $3.2 million, an outstanding balance and fair value of approximately $3.5 million, first lien loan with an outstanding balance, cost basis and fair value of approximately $539,000, term note with an outstanding balance, cost basis and fair value of approximately $1.4 million, series A preferred stock with a cost basis of $3.0 million and a fair value of approximately $3.7 million, series B preferred stock with a cost basis of approximately $5.7 million and a fair value of approximately $6.4 million, series C preferred stock with a cost basis of approximately $17.9 million and a fair value of approximately $13.9 million.   The letter of credit had a fair value of approximately -$15,000 or a liability of approximately $15,000.  The second lien loan had an interest rate of 10% and a maturity date of December 31, 2020, the first lien loan had an interest rate of 10% and a maturity date of October 31, 2018 and the term note had an interest rate of 15% and a maturity date of October 31, 2021.

On December 21, 2018, the Company loaned an additional $2.0 million to Custom Alloy in the form of a second lien loan with an interest rate of 11% and a maturity date of December 23, 2019.

On November 9, 2018, Custom Alloy repaid its first lien loan in full, including all accrued interest.

On November 13, 2018, Custom Alloy repaid its $1.4 million second lien loan in full, including all accrued interest.

During the quarter ended January 31, 2019, the Valuation Committee decreased the fair value of the $3.5 million second lien loan by approximately $17,000 and the $2.0 million second lien loan by approximately $3,400 and increased the fair value of the series A preferred stock by approximately $177,000, the series B preferred stock by approximately $403,000 and the series C preferred stock by approximately $1.8 million.

At January 31, 2019, the Company’s investment in Custom Alloy consisted of a second lien loan with a cost basis of approximately $3.2 million and an outstanding balance and fair value of approximately $3.5 million, a second lien loan with an outstanding balance, cost basis and fair value of approximately $2.0 million, series A preferred stock with a cost basis of $3.2 million and a fair value of approximately $3.9 million, series B preferred stock with a cost basis of approximately $5.9 million and a fair value of approximately $6.8 million, series C preferred stock with a cost basis of approximately $17.9 million and a fair value of approximately $15.7 million.

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

During the quarter ended January 31, 2019, the Valuation Committee increased the fair value of the loan by $286.

At January 31, 2019, the Company’s investment in Dukane consisted of a second lien loan with an outstanding amount, cost basis and a fair value of approximately $4.4 million.

Essner Manufacturing LP

Essner, Ft. Worth, Texas, manufactures and supplies complex assemblies, machined parts and precision sheet metal components to aerospace suppliers.

At October 31, 2018, the Company’s investment in Essner consisted of a first lien loan with an outstanding amount of approximately $3.7 million, a cost basis of approximately $3.6 million and a fair value of approximately $3.7 million.  The first lien loan had an interest rate of 11.5% and a maturity date of December 20, 2022.

During the quarter ended January 31, 2019, the Valuation Committee decreased the fair value of the loan by approximately $21,000.

At January 31, 2019, the Company’s investment in Essner consisted of a first lien loan with an outstanding amount of approximately $3.7 million, a cost basis of approximately $3.6 million and a fair value of approximately $3.6 million.

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

At January 31, 2019, the Company’s investment in Equus consisted of 4,444,644 shares of common stock with a cost of approximately $10.0 million and a market value of approximately $8.7 million.

Foliofn, Inc.

Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.

At October 31, 2018, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of approximately $5.0 million.

During the quarter ended January 31, 2019, the Valuation Committee increased the fair value of the preferred stock by $32,000.

At January 31, 2019, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of approximately $5.0 million.

Chris Ferguson, a representative of the Company, serves as a director of Foliofn.

GTM Intermediate Holdings, Inc.

GTM, Anderson, South Carolina, is a leading supplier of proprietary medical solutions for emergency trauma care.

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

At January 31, 2019, the Company’s investment in GTM consisted of a second lien loan with an outstanding amount, cost basis and a fair value of approximately $1.5 million and common stock with a cost basis and fair value of $346,000.

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

During the quarter ended January 31, 2019, the Valuation Committee increased the fair value of the loan by $252.

At January 31, 2019, the Company’s investment in Highpoint consisted of a second lien loan with an outstanding amount of approximately $5.1 million, a cost basis of approximately $5.0 million and a fair value of approximately $5.2 million.

HTI Technologies and Industries, Inc.

HTI, LaVergne, Tennessee, is a manufacturer of electric motor components and designer of small motor systems.

At October 31, 2018, the Company’s investment in HTI consisted of a second lien loan with an outstanding amount and cost basis of approximately $10.1 million and a fair value of approximately $9.9 million.  The loan has an interest rate of 14% and a maturity date of June 21, 2019.

During the quarter ended January 31, 2019, the interest rate on the second lien loan was increased to 15.5% and the maturity date was extended to November 30, 2019.

During the quarter ended January 31, 2019, the Valuation Committee increased the fair value of the loan by $80,000.

At January 31, 2019, the Company’s investment in HTI consisted of a second lien loan with an outstanding amount and cost basis of approximately $10.1 million and a fair value of approximately $10.0 million.

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

During the quarter ended January 31, 2019, the Valuation Committee decreased the fair value of the loan by approximately $412,000.

At January 31, 2019, the Company’s investment in Initials consisted of a senior subordinated loan with an outstanding amount and cost basis of approximately $5.6 million and a fair value of approximately $2.3 million. The Company reserved in full against all of the accrued interest starting June 23, 2018.

JSC Tekers Holdings

JSC Tekers, Latvia, is a company focused on real estate management.

At October 31, 2018, the Company’s investment in JSC Tekers consisted of 9,159,085 shares of preferred stock with a cost basis of $11.8 million and a fair value of $4.1 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $0.

During the quarter ended January 31, 2019, the Valuation Committee increased the fair value of the preferred stock by $82,000.

At January 31, 2019, the Company’s investment in JSC Tekers consisted of 9,159,085 shares of preferred stock with a cost basis of $11.8 million and a fair value of $4.2 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $0.

Legal Solutions Holdings, Inc.

Legal Solutions, Covina, CA, is a provider of record retrieval services to the California workers’ compensation applicant attorney market.

At October 31, 2018, the Company’s investment in Legal Solutions consisted of a senior subordinated loan with an outstanding balance and cost basis of approximately $11.8 million and a fair value of approximately $11.9 million.  The senior subordinated loan had an interest rate of 15% and a maturity date of March 18, 2020.

During the quarter ended January 31, 2019, the Valuation Committee decreased the fair value of the loan by approximately $118,000.

At January 31, 2019, the Company’s investment in Legal Solutions consisted of a senior subordinated loan with an outstanding balance, cost basis and a fair value of approximately $11.9 million.

Morey’s Seafood International LLC

Morey’s, Motley, Minnesota, is a manufacturer, marketer and distributor of fish and seafood products.

At October 31, 2018, the Company’s investment in Morey’s consisted of a second lien loan that had an outstanding balance, cost basis and a fair value of $16.5 million.  The loan had an interest rate of 13% and a maturity date of August 12, 2022.

During the quarter ended January 31, 2019, the interest rate was increased to 14%.

At January 31, 2019, the loan had an outstanding balance, cost basis and a fair value of $16.6 million.

MVC Automotive Group GmbH

MVC Automotive, an Austrian-based holding company, owns and operates ten Ford, Jaguar, Land Rover, Mazda, and Volvo dealerships located in Austria and the Czech Republic.

At October 31, 2018, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of approximately $51.2 million and a fair value of approximately $18.9 million and a bridge loan with an outstanding amount, cost basis and fair value of approximately $7.1 million.  The mortgage guarantee for MVC Automotive was equivalent to approximately $6.2 million at October 31, 2018.  This guarantee was taken into account in the valuation of MVC Automotive.  The bridge loan had an interest rate of 6% and a maturity date of June 30, 2019.

During the quarter ended January 31, 2019, the Valuation Committee decreased the fair value of the equity interest by approximately $117,000.

At January 31, 2019, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of approximately $51.2 million and a fair value of approximately $18.8 million and a bridge loan with an outstanding amount, cost basis and fair value of approximately $7.1 million.  The mortgage guarantee for MVC Automotive was equivalent to approximately $4.2 million at January 31, 2019.  This guarantee was taken into account in the valuation of MVC Automotive.

Michael Tokarz, Chairman of the Company, Scott Foote and Puneet Sanan, representatives of the Company, serve as directors of MVC Automotive.

MVC Environmental, Inc.

MVC Environmental, a New York-based holding company, owns and operates intellectual property and environmental service facilities for oil and gas waste recycling in the Eagle Ford Shale region of Texas.

At October 31, 2018, the Company’s investment in MVC Environmental consisted of common stock with a cost basis of approximately $3.1 million and a fair value of approximately $0, a senior secured loan with an outstanding balance and cost basis of $6.9 million and a fair value of approximately $875,000 and a letter of credit with a fair value of approximately -$2.4 million or a liability of $2.4 million.  The loan bears annual interest at a rate of 9% and matures on December 22, 2020.

On November 27, 2018, the Company funded approximately $3.0 million related to the MVC Environmental letter of credit, which was called by the beneficiary.

During the quarter ended January 31, 2019, the Valuation Committee decreased the fair value of the loan by approximately $875,000 and the common stock by approximately $3.0 million.

At January 31, 2019, the Company’s investment in MVC Environmental consisted of common stock with a cost basis of approximately $6.1 million and a fair value of approximately $0 and a senior secured loan with an outstanding balance and cost basis of $6.9 million and a fair value of $0.  The Company reserved in full against all of the accrued interest starting July 1, 2017.  David Williams, representative of the Company, serves as a director of MVC Environmental.

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

On December 27, 2018, the Company received proceeds of approximately $7.5 million from the PE Fund related to the sale of Plymouth Rock Energy, LLC, a portfolio company of the PE Fund.  The Company’s pro-rata share of the PE Fund’s cost basis in the Plymouth Rock Energy, LLC investment totaled approximately $2.5 million, resulting in a realized gain of approximately $5.0 million.  The Company also received a carried interest payment from the PE Fund of approximately $173,000 related to the sale, which was recorded as additional realized gains.

On December 27, 2018, the Company received a dividend of approximately $543,000 from the PE Fund related to Focus Pointe Global.

During the quarter ended January 31, 2019, the Valuation Committee decreased the fair value of the general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.1 million,

At January 31, 2019, the limited partnership interest in the PE Fund had a cost of approximately $9.0 million and a fair value of approximately $11.3 million.  The Company’s general partnership interest in the PE Fund had a cost basis of approximately $230,000 and a fair value of approximately $288,000.  As of January 31, 2019, the PE Fund had investments in Gibdock Limited, Focus Pointe Holdings, Inc. and Advanced Oilfield Services, LLC.

RuMe, Inc.

RuMe, Denver, Colorado, produces functional and affordable products for the environmentally and socially-conscious consumer reducing dependence on single-use products.

At October 31, 2018, the Company’s investment in RuMe consisted of 5,297,548 shares of common stock with a cost basis of approximately $924,000 and a fair value of $0, 4,999,076 shares of series B-1 preferred stock with a cost basis of approximately $1.0 million and a fair value of approximately $1.7 million, 23,896,634 shares of series C preferred stock with a cost basis and a fair value of approximately $3.4 million, a revolver with an outstanding balance, cost basis and fair value of approximately $1.5 million and a subordinated note with an outstanding balance, cost basis and a fair value of approximately $3.3 million. The warrants have a cost basis of approximately $336,000 and a fair value of $0, the guarantee was fair valued at approximately -$107,000 or a liability of approximately $107,000 and the letter of credit was fair valued at approximately -$273,000 or a liability of approximately $273,000.  The subordinated note and revolver had an interest rate of 10% PIK and a maturity date of March 31, 2020.

During the quarter ended January 31, 2019, the Valuation Committee decreased the fair value of the series B-1 preferred stock by approximately $390,000 and increased the guarantee by approximately $23,000 and the letter of credit by approximately $58,000.

At January 31, 2019, the Company’s investment in RuMe consisted of 5,297,548 shares of common stock with a cost basis of approximately $924,000 and a fair value of $0, 4,999,076 shares of series B-1 preferred stock with a cost basis of approximately $1.0 million and a fair value of approximately $1.4 million, 23,896,634 shares of series C preferred stock with a cost basis and a fair value of approximately $3.4 million, a revolver with an outstanding balance, cost basis and fair value of approximately $1.5 million and a subordinated note with an outstanding balance, cost basis and a fair value of approximately $3.4 million. The warrants have a cost basis of approximately $336,000 and a fair value of $0, the guarantee was fair valued at approximately -$84,000 or a liability of approximately $84,000 and the letter of credit was fair valued at approximately -$215,000 or a liability of approximately $215,000.

Shivani Khurana and Christopher Ferguson, representatives of the Company, serve as directors of RuMe.

Security Holdings, B.V.

Security Holdings is an Amsterdam-based holding company that owns FIMA, a Lithuanian security and engineering solutions company.

At October 31, 2018, the Company’s investment in Security Holdings consisted of common equity interest with a cost basis of approximately $51.2 million and a fair value of approximately $31.3 million, a bridge loan with an outstanding balance, cost basis and fair value of approximately $4.7 million, a senior subordinated loan with an outstanding balance, cost basis and fair value of approximately $5.0 million and a letter of credit with a fair value of approximately -$87,000 or a liability of $87,000.  The bridge loan had an interest rate of 5% and a maturity date of December 31, 2019 and the senior subordinated loan had an interest rate of 12.45% and a maturity date of May 31, 2020.

During the quarter ended January 31, 2019, the Valuation Committee decreased the fair value of the common equity interest by $23,000 and increased the fair value of the letter of credit by approximately $48,000.

At January 31, 2019, the Company’s investment in Security Holdings consisted of common equity interest with a cost basis of approximately $51.2 million and a fair value of approximately $31.3 million, a bridge loan with an outstanding balance, cost basis and fair value of approximately $4.9 million, a senior subordinated loan with an outstanding balance, cost basis and fair value of approximately $5.1 million and a letter of credit with a fair value of approximately -$39,000 or a liability of $39,000.

Puneet Sanan, a representative of the Company, serves as a director of Security Holdings.

Tin Roof Software, LLC

Tin Roof, Atlanta, Georgia, provides enterprise software development solutions and services to a variety of Fortune 500 clients.

At October 31, 2018, the Company’s investment in Tin Roof consisted of a second lien loan with an outstanding balance, a cost basis and a fair value of approximately $3.7 million.  The second lien loan had an interest rate of 14.5% and a maturity date of April 1, 2024.

At January 31, 2019, the Company’s investment in Tin Roof consisted of a second lien loan with an outstanding balance of approximately $3.8 million, a cost basis of approximately $3.7 million and a fair value of approximately $3.8 million.

Trientis GmbH (formerly SGDA Europe B.V.)

Trientis is an Austrian-based holding company that pursues environmental and remediation opportunities in Romania.

At October 31, 2018, the Company’s investment in Trientis consisted of a first lien loan with an outstanding balance and cost basis of approximately $1.2 million and a fair value of approximately $385,000 and a warrant with a cost basis of approximately $68,000 and a fair value of $0.  The first lien note has an interest rate of 5%, with a PIK toggle at Trientis’s option, and a maturity date of October 26, 2024.

During the quarter ended January 31, 2019, the Valuation Committee decreased the fair value of the loan by approximately $77,000.

At January 31, 2019, the Company’s investment in Trientis consisted of a first lien loan with an outstanding balance and cost basis of approximately $1.2 million and a fair value of approximately $307,000 and a warrant with a cost basis of approximately $68,000 and a fair value of $0.

Tuf-Tug Inc.

Tuf-Tug, Moraine, Ohio, is a designer and manufacturer of fall protection and rigging gear.

At October 31, 2018, the Company’s investment in Tuf-Tug consisted of a second lien loan with an outstanding balance of approximately $4.9 million, a cost basis of approximately $4.8 million and a fair value of approximately $4.9 million and 24.6 shares of common stock with a cost basis and fair value of approximately $750,000.  The second lien loan had an interest rate of 13% and a maturity date of February 24, 2024.

At January 31, 2019, the Company’s investment in Tuf-Tug consisted of a second lien loan with an outstanding balance, a cost basis and a fair value of approximately $4.9 million and 24.6 shares of common stock with a cost basis and fair value of $750,000.

Turf Products, LLC

Turf, Enfield, Connecticut, is a wholesale distributor of golf course and commercial turf maintenance equipment, golf course irrigation systems and consumer outdoor power equipment.

At October 31, 2018, the Company’s investment in Turf consisted of a senior subordinated loan and a third lien loan.  The loans had an interest rate of 10% and a maturity date of August 7, 2020.  The senior subordinated loan had an outstanding balance and cost basis of approximately $7.7 million and a fair value of approximately $7.3 million and the third lien loan had an outstanding balance and cost basis of approximately $1.2 million and a fair value of approximately $1.1 million.

During the quarter ended January 31, 2019, the Valuation Committee increased the fair value of the senior subordinated loan by approximately $15,000.

At January 31, 2019, the senior subordinated loan had an outstanding balance and cost basis of approximately $7.7 million and a fair value of approximately $7.3 million and the third lien loan had an outstanding balance and cost basis of approximately $1.2 million and a fair value of approximately $1.1 million.

United States Technologies, Inc.

U.S. Technologies, Fairlawn, New Jersey, offers diagnostic testing, redesign, manufacturing, reverse engineering and repair services for malfunctioning electronic components of machinery and equipment.

At October 31, 2018, the Company’s investment in U.S. Technologies consisted of a senior term loan with an outstanding amount, cost basis and fair value of approximately $5.5 million.  The loan had an interest rate of 10.5% and matures on July 17, 2020.

During the quarter ended January 31, 2019, the Valuation Committee decreased the fair value of the loan by $23,000.

At January 31, 2019, the senior term loan had an outstanding amount, cost basis and fair value of approximately $5.5 million.

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

During the quarter ended January 31, 2019, the Valuation Committee decreased the fair value of the loan by $797,000.

At January 31, 2019, the Company’s investment in U.S. Gas, an indirect subsidiary of Crius, consisted of a second lien loan with an outstanding balance and cost basis of approximately $37.5 million and a fair value of approximately $38.7 million.

U.S. Spray Drying Holding Company

SCSD, Huguenot, New York, provides custom spray drying products to the food, pharmaceutical, nutraceutical, flavor and fragrance industries.

At October 31, 2018, the Company’s investment in SCSD consisted of 784 shares of class B common stock with a cost basis of approximately $5.5 million and a fair value of approximately $5.4 million.  The secured loan and the senior secured loan each had an outstanding balance, cost basis and fair value of $1.5 million.  The secured loan and the senior secured loan each had an interest rate of 12% and a maturity date of April 30, 2021.

At January 31, 2019, the Company’s investment in SCSD consisted of 784 shares of class B common stock with a cost basis of approximately $5.5 million and a fair value of approximately $5.4 million.  The secured loan and the senior secured loan each had an outstanding balance, cost basis and fair value of $1.5 million.

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

At January 31, 2019, the Company had investments in portfolio companies totaling $317.2 million.  Also, on that date, the Company had approximately $428,000 in cash equivalents and approximately $15.8 million in cash and restricted cash.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.  Pending investments in portfolio companies pursuant to our principal investment strategy, the Company may make other short-term or temporary investments, including in exchange-traded funds and private investment funds offering periodic liquidity.

During the quarter ended January 31, 2019, the Company made one new investment, committing capital that totaled approximately $1.9 million.  Pursuant to the Order, each of the Company and the Private Fund co-invested in GTM ($1.9 million investment for the Company).

During quarter ended January 31, 2019, the Company made a follow-on investment in one portfolio company that totaled $2.0 million.  On December 21, 2018, the Company loaned an additional $2.0 million to Custom Alloy in the form of a second lien loan with an interest rate of 11% and a maturity date of December 23, 2019.

Current commitments include:

Commitments to Portfolio Companies:

At January 31, 2019 and October 31, 2018, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at January 31, 2019
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Portfolio Company	Amount Committed	Amount Funded at October 31, 2018
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Guarantees:

At January 31, 2019 and October 31, 2018, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at January 31, 2019
MVC Automotive	$4.2 million	—
RuMe	$1.0 million	—
Total	$5.2 million	—

Guarantee	Amount Committed	Amount Funded at October 31, 2018
MVC Automotive	$6.2 million	—
RuMe	$1.0 million	—
Total	$7.2 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At January 31, 2019, the Valuation Committee estimated the combined fair values of the guarantee obligations noted above to be approximately -$84,000 or a liability of approximately $84,000.

These guarantees are further described below, together with the Company’s other commitments.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  Over time, Erste Bank, the bank extending the mortgage to MVC Automotive, increased the amount of the mortgage. The balance of the guarantee as of January 31, 2019 is approximately 3.7 million Euro (equivalent to approximately $4.2 million).

The Company agreed to cash collateralize a $300,000 third party letter of credit for RuMe, which is still a commitment of the Company as of January 31, 2019.  The Company also guaranteed $1.0 million of RuMe’s indebtedness to Colorado Business Bank, which had a fair value of approximately -$84,000 or a liability of $84,000 as of January 31, 2019.  On September 22, 2017, the Company provided RuMe an additional $2.0 million letter of credit, which was reduced to $1.5 million on February 1, 2018 and then increased to $2.0 million on May 7, 2018.  The letter of credit had a fair value of approximately -$215,000 or a liability of $215,000 as of January 31, 2019.  The $2.0 million letter of credit is collateralized with cash that was classified as restricted cash on the Company’s Consolidated Balance Sheets.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  The investment period related to the PE Fund has ended.  Additional capital may be called for follow-on investments in existing portfolio companies of the PE Fund or to pay operating expenses of the PE Fund until the partnership is terminated.  On December 27, 2018, the Company received proceeds of approximately $7.5 million from the PE Fund related to the sale of Plymouth Rock Energy, LLC, a portfolio company of the PE Fund.  The Company’s pro-rata share of the PE Fund’s cost basis in the Plymouth Rock Energy, LLC investment totaled approximately $2.5 million, resulting in a realized gain of approximately $5.0 million.  As of January 31, 2019, $12.1 million of the Company’s commitment was funded.

During the fiscal year ended October 31, 2016, the Company agreed to cash collateralize a $500,000 working capital line of credit for an entity partially owned by MVC Environmental provided by Branch Banking and Trust Company (“BB&T”).  During the fiscal year ended October 31, 2017, the cash collateral securing the MVC Environmental working capital line of credit was released and a new credit facility was entered into secured by a $1.0 million letter of credit.  On February 16, 2018, the letter of credit was increased to $3.0 million.  On November 27, 2018, the Company funded approximately $3.0 million related to the letter of credit, which was called by the beneficiary.  On February 28, 2018, the Company committed $6.0 million to Custom Alloy in the form of a first lien loan with an interest rate of 10% and a maturity date of October 31, 2018.  On November 9, 2018, Custom Alloy repaid its first lien loan in full, including all accrued interest.  The loan is no longer a commitment of the Company as of January 31, 2019.

During the fiscal year ended October 31, 2018, the Company provided Custom Alloy a $2.0 million and a $1.4 million letter of credit as part of a restructuring.  The $2.0 million letter of credit matured on November 27, 2018 and is no longer a commitment of the Company.   On October 31, 2018, the $1.4 million letter of credit was drawn, which resulted in the Company receiving a $1.4 million term note with a 15% interest rate and a maturity date of October 31, 2021.  On November 13, 2018, Custom Alloy repaid its $1.4 million second lien loan in full, including all accrued interest.  The loan is no longer a commitment of the Company as of January 31, 2019.

During the fiscal year ended October 31, 2018, the Company provided Security Holdings a 3.3 million Euro letter of credit.  The letter of credit had a fair value of approximately -$39,000 or a liability of $39,000 as of January 31, 2019.  The letter of credit is collateralized with cash that was classified as restricted cash on the Company’s Consolidated Balance Sheets.

As of January 31, 2019, the total fair value associated with potential obligations related to guarantees and letters of credit was approximately -$338,000 or a liability of $338,000.

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

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with BB&T. On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  On December 1, 2015, Credit Facility II was renewed and expired on May 31, 2016, at which time all outstanding amounts under it were due and repaid.  On June 30, 2016, Credit Facility II was renewed and reduced to a $50 million revolving credit facility, which expired on February 28, 2017, as of which time all outstanding amounts under it were due and repaid.  On February 28, 2017, Credit Facility II was renewed and increased to a $100 million revolving credit facility and expired on August 31, 2017.  On August 31, 2017, Credit Facility II was renewed and decreased to a $25 million revolving credit facility, which was to expire on August 31, 2018.  There was no change to the interest rate or unused fee on the revolving credit facility. The Company incurred closing costs associated with this transaction of $62,500.  On August 10, 2018, Credit Facility II was renewed to August 30, 2019.  The Company incurred closing costs associated with this transaction of $50,000 with no change in terms other than the expiration date.  At October 31, 2018 and January 31, 2019, there was no balance and $25.0 million outstanding on Credit Facility II, respectively.  Credit Facility II is used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 125 basis points.  In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid closing fees, legal and other costs associated with these transactions.  These costs are amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.  As of January 31, 2019, the Company was in compliance with all covenants related to Credit Facility II.

On December 9, 2015, the Company entered into a three-year, $50 million revolving borrowing base credit facility (“Credit Facility III”) with Santander Bank N.A. as a lender and lead agent and Wintrust Bank as a lender and syndication agent.  Credit Facility III was to expire on December 9, 2018.  Credit Facility III can, under certain conditions, be increased up to $85 million.  The new facility bears an interest rate of LIBOR plus 3.75% or the prime rate plus 1% (at the Company’s option), and includes a 1% closing fee of the commitment amount and a 0.75% unused fee.  The compensating balance for the revolving credit facility is $5.0 million, which is reflected as restricted cash on the Company’s Consolidated Balance Sheets.  On February 26, 2018, in connection with the U.S. Gas Sale, Credit Facility III was amended, effective as of July 5, 2017, to exclude from pledged collateral the U.S. Gas second lien loan.  On May 7, 2018, the terms of Credit Facility III were amended to, among other things: (i) increase the limit for unsecured indebtedness and certain unsecured guaranty obligations of portfolio companies of the Company to $10,000,000 and (ii) increase the limit on permitted investments of the Company with respect to certain debt, equity and follow-on investments to $28,500,000.  All other material terms of Credit Facility III remained unchanged.  As of October 31, 2018, there was no outstanding balance on Credit Facility III and the Company was in compliance with all covenants related to Credit Facility III.  On December 7, 2018, Credit Facility III was renewed until March 9, 2019.  On January 29, 2019, Credit Facility III was terminated.  As of January 31, 2019, Credit Facility III was no longer a commitment of the Company.

On November 15, 2017, the Company completed a public offering of $100,000,000 aggregate principal amount of its 6.25% senior notes due November 30, 2022 (“Senior Notes II”). In addition, on November 20,

2017, the underwriters exercised an over-allotment option to purchase an additional $15 million in aggregate principal amount of Senior Notes II (together with the offering on November 15, the “Offering”).  The Senior Notes II have an interest rate of 6.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  After deducting underwriting fees and discounts and expenses, the Offering resulted in net proceeds to the Company of approximately $111.4 million.  The Offering expenses incurred are amortized over the term of the Senior Notes II.  Proceeds from the offering were used to repay the Senior Notes in full, including all accrued interest.  As of January 31, 2019, the Senior Notes II had a total outstanding amount of $115.0 million, net of deferred financing fees the balance was approximately $112.1 million, with a market value of approximately $118.9 million.

On January 29, 2019, the Company entered into a three year, $35 million revolving credit facility (“Credit Facility IV”) with People’s United Bank, National Association as lender and lead agent. Credit Facility IV can, under certain conditions, be increased up to $85 million. Credit Facility IV will expire on January 29, 2022, at which time all outstanding amounts under Credit Facility IV will be due and payable.  Borrowings under the Credit Facility bear interest at a rate of LIBOR plus 2.85%, or the prime rate plus 0.5% at the Company’s discretion. In addition, the Company was subject to (i) a closing fee of 1% of the commitment amount paid at closing, (ii) a one-time structuring fee in the amount of $100,000 paid at closing, (iii) an unused line fee, which is payable monthly, of 0.75% if the Company draws less than $25 million on Credit Facility IV or 0.60% if the Company draws more than $25 million on Credit Facility IV, and (iv) an annual administrative agent fee in the amount of $100,000 in 2019 and $200,000 in each year thereafter. The compensating balance for the revolving credit facility is $5.0 million, which is reflected as restricted cash on the Company’s Consolidated Balance Sheets.  As of January 31, 2019, there was $4.0 million outstanding on Credit Facility IV and the Company was in compliance with all covenants related to Credit Facility IV.

The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

Subsequent Events

On February 7, 2019, Vistra Energy and Crius announced that they have entered into a definitive agreement pursuant to which Vistra Energy will acquire Crius for cash consideration of CAN$7.57 per trust unit.  On February 20, 2019, Vistra Energy agreed to increase its acquisition price for Crius to CAN$8.80 per trust unit, an increase of CAN$1.23 per trust unit.  Using the January 31, 2019 foreign exchange rate, the Company’s equity units in Crius would be valued at approximately 22.0 million USD if the transaction is consummated at CAN$8.80 per trust unit.  This resulted in an approximately 8.8 million USD increase in the market value of the Company’s position as of January 31, 2019.

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

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments, and escrow receivables, which represent approximately 93.9% of the Company’s total assets at January 31, 2019.  As discussed in Note 8 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. The Company may make short-term investments in 90-day Treasury Bills or longer-term treasury notes, which are federally guaranteed securities, or other investments, including exchange-traded funds, private investment funds and designated money market accounts, pending investments in portfolio companies made pursuant to our principal investment strategy.

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

At January 31, 2019, approximately 80.8% of our total assets represented portfolio investments recorded at fair value.

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

On October 31, 2018, the Company did not have a net capital loss carryforward. The Company had approximately $97.4 million in unrealized losses as of January 31, 2019.  If we experience an aggregate 50% shift in the ownership of our common stock from shareholder transactions over a three year period (e.g., if a shareholder acquires 5% or more of our outstanding shares of common stock, or if a shareholder who owns 5% or more of our outstanding shares of common stock significantly increases or decreases its investment in the Company), our ability to utilize our capital loss carryforwards to offset future capital gains may be severely limited.  Further, in the event that we are deemed to have failed to meet the requirements to qualify as a RIC, our ability to use our capital loss carryforwards could be adversely affected.   Please see Note 12 of our consolidated financial statements “Tax Matters” for more information.

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

We are subject to market discount risk.

As with any stock, the price of our shares will fluctuate with market conditions and other factors. If shares are sold, the price received may be more or less than the original investment. Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our NAV, but will depend upon the market price of the shares at the time of sale. Since the market price of our shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the shares will trade at, below or above our NAV. Although our shares, from time to time, had traded at a premium to our NAV, in more recent years, our shares have traded at a discount to NAV, which discount may fluctuate over time. Our common stock has historically traded at prices below our net asset value per share and was trading as of January 31, 2019 at an approximately 25.0% discount to NAV.  Therefore, shareholders selling their shares will likely have to sell at a significant discount to NAV per share.

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

As of January 31, 2019, we have approximately $115.0 million in aggregate principal amount of Senior Notes II (as defined above), due on November 30, 2022.  We also have access to leverage through credit facilities.

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

As of January 31, 2019, 1.4% of the Company’s assets consisted of Legacy Investments.  These investments were made pursuant to the Company’s prior investment objective of seeking long-term capital appreciation from venture capital investments in information technology companies. Generally, a cash return may not be received on these investments until a “liquidity event,” i.e., a sale, public offering or merger, occurs. Until then, these Legacy Investments remain in the Company’s portfolio. The Company is managing them to seek to realize maximum returns.

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

Our officers and directors, and members of the TTG Advisers investment team, may serve other entities, including the PE Fund, and Series A of Public Pension Capital, LLC (the “PPC Fund”), the Private Fund and others that operate in the same or similar lines of business as we do. Accordingly, they may have obligations to those entities, the fulfillment of which might not be in the best interests of us or our shareholders. It is possible that new investment opportunities that meet our investment objective may come to the attention of one of the management team members or our officers or directors in his or her role as an officer or director of another entity or as an investment professional associated with that entity, and, if so, such opportunity might not be offered, or otherwise made available, to us.

Additionally, as an investment adviser, TTG Advisers has a fiduciary obligation to act in the best interests of its clients, including us.  To that end, if TTG Advisers manages any additional investment vehicles or client accounts (which includes its current management of the PE Fund, PPC Fund and the Private Fund), TTG Advisers will endeavor to allocate investment opportunities in a fair and equitable manner.  When the investment professionals of TTG Advisers identify an investment, they will have to choose which investment fund should make the investment.  As a result, there may be times when the management team of TTG Advisers has interests that differ from those of our shareholders, giving rise to a conflict.  In an effort to mitigate situations that give rise to such conflicts, TTG Advisers adheres to a policy (which was approved by our Board of Directors) relating to allocation of investment opportunities, which generally requires, among other things, that TTG Advisers continue to offer the Company MVC Targeted Investments that are not Non-Diversified Investments.  For more information on the allocation policy, please see “Our Investment Strategy — Allocation of Investment Opportunities” above.

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

Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control and adversely affect our business. There could be:

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of portfolio companies and/or in a limited number of industries.  For example, as of January 31, 2019, the fair value of our largest investment, Crius, including its wholly-owned indirect subsidiary, U.S. Gas (collectively, “Crius”) comprised 23.9% of our net assets.  Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may continue to be significantly represented among our investments.  To the extent that we have large positions in the securities of a small number of portfolio companies, we are subject to an increased risk of significant loss should the performance or financial condition of these portfolio companies or their respective industries deteriorate.  We may also be more susceptible to any single economic or regulatory occurrence as a result of holding large positions in a small number of portfolio companies.  See the risk factor below regarding the industry in which Crius operates.

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

There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

A description of the risk factors associated with our business is set forth in the “Quantitative and Qualitative Disclosures about Market Risk” section, above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities for the quarter ended January 31, 2019.

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

EXHIBIT INDEX

Exhibit Number	Description

10.1	Credit and Security Agreement Between MVC Capital, Inc. and Peoples United Bank, National Association

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

MVC CAPITAL, INC.

Date: March 8, 2019
/s/ Michael Tokarz
Michael Tokarz

In the capacity of the officer who performs the functions of Principal Executive Officer.

MVC CAPITAL, INC.

Date: March 8, 2019
/s/ Scott Schuenke
Scott Schuenke

In the capacity of the officer who performs the functions of Principal Financial Officer.