Form 10-Q
period 2019-04-30
MVC CAPITAL, INC.
filed 2019-06-10
CIK 1099941

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 814-00201

MVC CAPITAL, INC.

(Exact name of the registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3346760 (I.R.S. Employer Identification No.)

287 Bowman Avenue 2nd Floor Purchase, New York (Address of principal executive offices)	10577 (Zip Code)

Registrant’s telephone number, including area code:  (914) 701-0310

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MVC	New York Stock Exchange
Senior Notes	MVCB	New York Stock Exchange

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

There were 17,725,118 shares of the registrant’s common stock, $.01 par value, outstanding as of June 10, 2019.

MVC Capital, Inc.

(A Delaware Corporation)

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.

Consolidated Balance Sheets

	April 30,	October 31,
	2019	2018
	(Unaudited)
ASSETS

Assets
Cash	$10,752,522	$9,803,800
Restricted cash (cost $5,000,000 and $5,300,629)	5,000,000	5,300,629
Cash equivalents (cost $6,949,697 and $783,271)	6,949,697	783,271
Investments at fair value
U.S. Treasury obligations (cost $24,994,811 and $0)	25,045,711	—
Non-control/Non-affiliated investments (cost $212,279,632 and $203,068,014)	197,421,712	188,919,833
Affiliate investments (cost $119,612,000 and $116,062,640)	78,489,835	70,489,501
Control investments (cost $88,518,863 and $90,501,322)	55,904,272	65,097,978
Total investments at fair value (cost $445,405,306 and $409,631,976)	356,861,530	324,507,312
Escrow receivables, net of reserves	1,047,000	969,000
Dividends and interest receivables, net of reserves	2,971,410	2,913,910
Deferred financing fees	623,278	87,850
Fee and other receivables	2,343,014	2,382,463
Prepaid expenses	397,555	330,071

Total assets	$386,946,006	$347,078,306

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Senior notes II	$112,331,070	$111,958,650
Revolving credit facility II	25,000,000	—
Revolving credit facility IV	13,000,000	—
Incentive compensation payable	2,502,961	2,502,961
Professional fees payable	159,500	166,522
Management fee payable	994,215	934,813
Accrued expenses and liabilities	384,630	220,447
Interest payable	498,911	656,847
Management fee payable - Asset Management	247,553	107,079
Consulting fees payable	174,026	154,443
Portfolio fees payable - Asset Management	693,219	664,462
Guarantees/Letters of Credit	701,409	2,866,516
Payable for shares repurchased	—	62,898
Transaction fees payable	31,361	57,166
Taxes payable	1,402	2,056

Total liabilities	156,720,257	120,354,860

Commitments and Contingencies (Note 9)

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 28,304,448 shares issued and 17,725,118 and 18,192,804 shares outstanding as of April 30, 2019 and October 31, 2018, respectively	283,044	283,044
Additional paid-in-capital	408,583,787	408,583,787
Accumulated earnings	141,262,876	135,596,655
Dividends paid to stockholders	(173,955,549)	(168,616,544)
Accumulated net realized gain	47,277,663	38,778,647
Net unrealized depreciation	(86,713,203)	(85,459,198)
Treasury stock, at cost, 10,579,330 and 10,111,644 shares held, respectively	(106,512,869)	(102,442,945)

Total shareholders’ equity	230,225,749	226,723,446

Total liabilities and shareholders’ equity	$386,946,006	$347,078,306

Net asset value per share	$12.99	$12.46

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Six Month Period	For the Six Month Period
	November 1, 2018 to	November 1, 2017 to
	April 30, 2019	April 30, 2018
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$395,543	$—
Affiliate investments (net of foreign taxes withheld of $154,269 and $120,296, respectively) *	698,107	952,953
Control investments	542,693	—

Total dividend income	1,636,343	952,953

Payment-in-kind dividend income
Non-control/Non-affiliated investments	1,196,260	—

Total payment-in-kind dividend income	1,196,260	—

Interest income
Non-control/Non-affiliated investments	8,423,302	7,169,584
Affiliate investments	—	23,700
Control investments	215,666	161,767

Total interest income	8,638,968	7,355,051

Payment-in-kind/Deferred interest income
Non-control/Non-affiliated investments	2,407,956	1,408,522
Affiliate investments	441,225	110,079
Control investments	246,690	56,239

Total payment-in-kind/Deferred interest income	3,095,871	1,574,840

Fee income
Non-control/Non-affiliated investments	51,198	133,458

Total fee income	51,198	133,458

Fee income - Asset Management [1]
Portfolio fees	228,666	393,664
Management fees	187,299	176,968

Total fee income - Asset Management	415,965	570,632

Total operating income	15,034,605	10,586,934

Operating Expenses:
Interest and other borrowing costs [2]	4,766,644	6,098,458
Management fee	3,103,262	2,906,877
Audit & tax preparation fees	828,680	510,000
Consulting fees	486,870	451,000
Other expenses *	307,833	230,778
Legal fees	278,400	362,020
Directors’ fees	188,448	163,000
Portfolio fees - Asset Management [1]	171,500	295,248
Management fee - Asset Management [1]	140,474	132,726
Insurance	136,818	134,336
Administration	81,822	86,810
Public relations fees	79,094	62,245
Printing and postage	36,300	30,485
Loss on extinguishment of debt	—	1,782,705
Net Incentive compensation (Note 11)	—	(744,517)

Total operating expenses	10,606,145	12,502,171

Less: Voluntary expense waiver by Adviser [3]	(75,000)	(75,000)
Less: Voluntary management fee waiver by Adviser [4]	(1,163,723)	(913,703)

Total waivers	(1,238,723)	(988,703)

Net operating income (loss) before taxes	5,667,183	(926,534)

Tax Expenses:
Current tax expense	962	960

Total tax expense	962	960

Net operating income (loss)	5,666,221	(927,494)

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized gain (loss) on investments
U.S. Treasury obligations	20,483	—
Non-control/Non-affiliated investments	3,223,407	(2,901,290)
Affiliate investments	68,420	—
Control investments	5,184,544	—
Foreign currency	2,162	367

Total net realized gain (loss) on investments	8,499,016	(2,900,923)

Net unrealized appreciation (depreciation) on investments	(1,254,005)	1,384,816

Net realized and unrealized gain (loss) on investments	7,245,011	(1,516,107)

Net increase (decrease) in net assets resulting from operations	$12,911,232	$(2,443,601)

Net increase (decrease) in net assets per share resulting from operations	$0.73	$(0.13)

Dividends declared per share [5]	$0.300	$0.300

Weighted average number of shares outstanding	17,853,330	19,517,471

The accompanying notes are an integral part of these consolidated financial statements.

1 These items are related to the management of the MVC Private Equity Fund, L.P. (“PE Fund”). Please see Note 10 “Management” for more information.

2 Interest and other borrowing costs includes $176,420 and $699,979 of interest associated with installment sale treatment on the USG&E note.  Please see Note 12 “Tax Matters” for more information.

3 Reflects the six month period of the TTG Advisers’ voluntary waiver of $150,000 of expenses for the 2019 and 2018 fiscal years, that the Company would otherwise be obligated to reimburse TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”). Please see Note 10 “Management” for more information.

4 Reflects the six month period of the TTG Advisers’ voluntary waiver of the management fee for the 2019 and 2018. Please see Note 10 “Management” for more information.

5 Please see Note 13 “Dividends and Distributions to Shareholders, Share Repurchase Program and Tender Offer” for more information.

* Amounts from prior year have been reclassified to conform to current year presentation.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Quarter	For the Quarter
	February 1, 2019 to	February 1, 2018 to
	April 30, 2019	April 30, 2018
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$395,543	$—
Affiliate investments (net of foreign taxes withheld of $76,866 and $60,722, respectively) *	435,578	473,875

Total dividend income	831,121	473,875

Payment-in-kind dividend income
Non-control/Non-affiliated investments	1,196,260	—

Total payment-in-kind dividend income	1,196,260	—

Interest income
Non-control/Non-affiliated investments	4,151,276	3,644,902
Affiliate investments	—	12,822
Control investments	106,045	87,533

Total interest income	4,257,321	3,745,257

Payment-in-kind/Deferred interest income
Non-control/Non-affiliated investments	1,756,055	782,691
Affiliate investments	220,412	55,225
Control investments	126,577	31,027

Total payment-in-kind/Deferred interest income	2,103,044	868,943

Fee income
Non-control/Non-affiliated investments	13,099	66,039

Total fee income	13,099	66,039

Fee income - Asset Management [1]
Portfolio fees	100,843	197,562
Management fees	92,070	88,295

Total fee income - Asset Management	192,913	285,857

Total operating income	8,593,758	5,439,971

Operating Expenses:
Interest and other borrowing costs [2]	2,282,558	2,981,434
Management fee	1,590,744	1,495,869
Consulting fees	236,935	242,000
Other expenses *	178,453	109,092
Audit & tax preparation fees	160,900	75,000
Legal fees	144,000	134,000
Directors’ fees	103,200	84,000
Portfolio fees - Asset Management [1]	75,633	148,171
Insurance	69,513	67,250
Management fee - Asset Management [1]	69,052	66,221
Public relations fees	40,237	24,145
Administration	40,233	43,994
Printing and postage	16,200	15,100
Net Incentive compensation (Note 11)	—	(1,011,106)

Total operating expenses	5,007,658	4,475,170

Less: Voluntary expense waiver by Adviser [3]	(37,500)	(37,500)
Less: Voluntary management fee waiver by Adviser [4]	(596,528)	(560,951)

Total waivers	(634,028)	(598,451)

Net operating income (loss) before taxes	4,220,128	1,563,252

Tax Expenses:
Current tax expense	482	480

Total tax expense	482	480

Net operating income	4,219,646	1,562,772

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized gain (loss) on investments
U.S. Treasury obligations	20,483	—
Non-control/Non-affiliated investments	3,223,407	(2,901,290)
Affiliate investments	29,000	—
Foreign currency	—	(2,206)

Total net realized gain on investments	3,272,890	(2,903,496)

Net unrealized appreciation (depreciation) on investments	8,471,448	(2,052,973)

Net realized and unrealized gain (loss) on investments	11,744,338	(4,956,469)

Net increase (decrease) in net assets resulting from operations	$15,963,984	$(3,393,697)

Net increase (decrease) in net assets per share resulting from operations	$0.90	$0.18

Dividends declared per share [5]	$0.150	$0.150

Weighted average number of shares outstanding	17,725,118	18,820,528

The accompanying notes are an integral part of these consolidated financial statements.

1 These items are related to the management of the MVC Private Equity Fund, L.P. (“PE Fund”). Please see Note 10 “Management” for more information.

2 Interest and other borrowing costs includes $84,944 and $699,979 of interest associated with installment sale treatment on the USG&E note.  Please see Note 12 “Tax Matters” for more information.

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

5 Please see Note 13 “Dividends and Distributions to Shareholders, Share Repurchase Program and Tender Offer”

* Amounts from prior year have been reclassified to conform to current year presentation.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Month Period	For the Six Month Period
	November 1, 2018 to	November 1, 2017 to
	April 30, 2019	April 30, 2018
Cash flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$12,911,232	$(2,443,601)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	(8,499,016)	2,900,923
Net change in unrealized depreciation (appreciation)	1,254,005	(1,384,816)
Amortization of discounts and fees	(133,670)	(100,778)
Increase in accrued payment-in-kind dividends and interest	(4,368,587)	(1,350,916)
Amortization of deferred financing fees	699,326	610,895
Loss on extinguishment of debt	—	1,782,705
Changes in operating assets and liabilities:
Dividends, interest and fees receivable	(57,500)	(338,281)
Fee and other receivables	39,449	(352,765)
Escrow receivables, net of reserves	(78,000)	—
Prepaid expenses	(67,484)	(106,602)
Incentive compensation (Note 5)	—	(2,628,822)
Other liabilities	158,084	(1,282,067)
Purchases of equity investments	(3,343,663)	(468,562)
Purchases of debt instruments	(5,120,513)	(41,428,204)
Purchases of short-term investments	(49,991,147)	(24,996,209)
Proceeds from equity investments	7,663,787	—
Proceeds from debt instruments	3,033,913	9,873,156
Sales/maturities of short-term investments	25,016,819	—
		—
Net cash used in operating activities	(20,882,965)	(61,713,944)

Cash flows from Financing Activities:
Borrowings from senior notes	—	115,000,000
Repayments from senior notes	—	(114,408,750)
Borrowings from revolving credit facility II	50,000,000	25,000,000
Repayments from revolving credit facility II	(25,000,000)	—
Borrowings from revolving credit facility IV	17,000,000	—
Repayments from revolving credit facility IV	(4,000,000)	—
Repurchase of common stock	(4,069,924)	(25,100,502)
Financing fees paid	(893,587)	(3,624,555)
Distributions paid to shareholders	(5,160,533)	(5,478,662)
Repurchases of common stock under dividend reinvestment plan	(178,472)	(167,496)

Net cash provided by (used in) financing activities	27,697,484	(8,779,965)

Net change in cash, cash equivalents, and restricted cash for the period	6,814,519	(70,493,909)

Cash, cash equivalents, and restricted cash, beginning of period	$15,887,700	$101,374,090

Cash, cash equivalents, and restrected cash, end of period	$22,702,219	$30,880,181

During the six month periods ended April 30, 2019 and 2018 MVC Capital, Inc. paid $4,013,173 and $5,045,474 in interest expense, respectively.

During the six month periods ended April 30, 2019 and 2018 MVC Capital, Inc. paid $1,616 and $1,920 in income taxes, respectively.

Non-cash activity:

During the six month periods ended April 30, 2019 and 2018, MVC Capital, Inc. recorded payment in-kind dividend and interest of $4,368,587 and $1,350,916, respectively. This amount was added to the principal balance of the investments and recorded as dividend/interest income.

During the six month periods ended April 30, 2019 and 2018, the Plan Agent purchased 19,782 and 16,019 shares of common stock in the open market in order to satisfy the reinvestment portion of our dividends.

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

On April 30, 2019, Custom Alloy redeemed its series A, B and C preferred shares and consolidated its second lien loans in exchange for two second lien loans of approximately $32.5 million and $6.1 million with interest rates of 15% and maturity dates of April 30, 2022. The Company also funded approximately $595,000 as part of the transaction related to the $6.1 million second lien loan.  The Company realized a gain of approximately $3.2 million associated with the transaction.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Changes in Net Assets

					Accumulated	Net Unrealized
For the Six Month Period November 1, 2017 to	Common	Additional	Accumulated	Dividends Paid	Net Realized	Appreciation	Treasury	Total Net
April 30, 2018 (Unaudited)	Stock	Paid-In-Capital	Earnings	to Stockholders	Gain (Loss)	(Depreciation)	Stock	Asset Value

Balances at October 31, 2017	$283,044	$418,208,458	$122,455,573	$(157,414,605)	$38,434,807	$(70,965,264)	$(71,512,945)	$279,489,068

Net increase (decrease) resulting from operations	—	—	(927,494)	—	(2,900,923)	1,384,816	—	(2,443,601)
Distributions from Income	—	—	—	—	—	—	—	—
Distributions from return of capital	—	—	—	(5,646,158)	—	—	—	(5,646,158)
Issuance of common stock under dividend reinvestment plan	167,496	—	—	—	—	—	—	167,496
Repurchase of common stock under dividend reinvestment plan	(167,496)	—	—	—	—	—	—	(167,496)
Repurchase expenses	—	(100,513)	—	—	—	—	—	(100,513)
Repurchase of common stock	—	—	—	—	—	—	(24,999,989)	(24,999,989)

Balances at April 30, 2018	$283,044	$418,107,945	$121,528,079	$(163,060,763)	$35,533,884	$(69,580,448)	$(96,512,934)	$246,298,807

For the Six Month Period November 1, 2018 to
April 30, 2019 (Unaudited)

Balances at October 31, 2018	$283,044	$408,583,787	$135,596,655	$(168,616,544)	$38,778,647	$(85,459,198)	$(102,442,945)	$226,723,446

Net increase (decrease) resulting from operations	—	—	5,666,221	—	8,499,016	(1,254,005)	—	12,911,232
Distributions from Income	—	—	—	(5,339,005)	—	—	—	(5,339,005)
Issuance of common stock under dividend reinvestment plan	178,472	—	—	—	—	—	—	178,472
Repurchase of common stock under dividend reinvestment plan	(178,472)	—	—	—	—	—	—	(178,472)
Repurchase of common stock	—	—	—	—	—	—	(4,069,924)	(4,069,924)

Balances at April 30, 2019	$283,044	$408,583,787	$141,262,876	$(173,955,549)	$47,277,663	$(86,713,203)	$(106,512,869)	$230,225,749

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

	For the Six Month Period		For the Six Month Period		For the
	November 1, 2018 to		November 1, 2017 to		Year Ended
	April 30, 2019		April 30, 2018		October 31, 2018
	(Unaudited)		(Unaudited)

Net asset value, beginning of period/year	$12.46		$13.24		$13.24

Income from operations:
Net operating income (loss)	0.32		(0.05)		0.20
Net realized and unrealized gain (loss) on investments	0.41		(0.08)		(0.75)

Total gain (loss) from investment operations	0.73		(0.13)		(0.55)

Less distributions from:
Income	(0.30)		—		(0.02)
Realized gain	—		—		(0.13)
Return of capital	—		(0.30)		(0.45)

Total distributions	(0.30)		(0.30)		(0.60)

Capital share transactions
Anti-dilutive effect of share repurchase program	0.10		0.28		0.37

Total capital share transactions	0.10		0.28		0.37

Net asset value, end of period/year	$12.99		$13.09		$12.46

Market value, end of period/year	$9.18		$9.92		$9.05

Market discount	(29.33)%		(24.22)%		(27.37)%

Total Return - At NAV (a)	6.75%		1.12%		(1.46)%

Total Return - At Market (a)	4.78%		(4.54)%		(10.06)%

Ratios and Supplemental Data:

Portfolio turnover ratio	3.30%		3.20%		7.21%

Net assets, end of period/year (in thousands)	$230,226		$246,299		$226,723

Ratios to average net assets:
Expenses including tax expense	8.41	%(c)	8.95	%(c)	7.70%
Expenses excluding tax expense	8.41	%(c)	8.95	%(c)	7.70%

Net operating income (loss) before tax expense	5.09	%(c)	(0.72	)%(c)	1.51%
Net operating income (loss) after tax expense	5.09	%(c)	(0.72	)%(c)	1.51%

Ratios to average net assets excluding waivers:
Expenses including tax expense	9.52	%(c)	9.72	%(c)	8.58%
Expenses excluding tax expense	9.52	%(c)	9.72	%(c)	8.57%

Net operating income (loss) before tax expense	3.98	%(c)	(1.49	)%(c)	0.63%
Net operating income (loss) after tax expense	3.98	%(c)	(1.49	)%(c)	0.63%

(a) Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the period/year.

(b) Supplemental Ratio information

Ratios to average net assets: (b)
Expenses excluding incentive compensation	8.41	%(c)	9.53	%(c)	8.53%
Expenses excluding incentive compensation, interest and other borrowing costs	4.13	%(c)	4.79	%(c)	4.20%

Net operating income (loss) before incentive compensation	5.09	%(c)	(1.30	)%(c)	0.68%
Net operating income before incentive compensation, interest and other borrowing costs	9.37	%(c)	3.44	%(c)	5.00%

Ratios to average net assets excluding waivers: (b)
Expenses excluding incentive compensation	9.52	%(c)	10.30	%(c)	9.40%
Expenses excluding incentive compensation, interest and other borrowing costs	5.24	%(c)	5.56	%(c)	5.08%

Net operating income (loss) before incentive compensation	3.98	%(c)	(2.07	)%(c)	(0.20)%
Net operating income before incentive compensation, interest and other borrowing costs	8.26	%(c)	2.67	%(c)	4.13%

(c) Annualized.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

April 30, 2019

(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value

Non-control/Non-affiliated investments- 85.75% (a, c, f, g)
Apex Industrial Technologies, LLC	Supply Chain Equipment Manufacturer	First Lien Loan 12.0000% Cash, 03/09/2023 (k, n)	$15,000,000	$14,884,274	$15,000,000
Array Information Technology, Inc.	Information Technology Products and Services	Second Lien Loan 12.0000% Cash, 4.0000% PIK, 10/03/2023 (b, k, n, p)	6,246,524	6,150,158	6,308,989
		Warrants (d, n)	1	—	—
				6,150,158	6,308,989
Black Diamond Equipment Rentals, LLC	Equipment Rental	Second Lien Loan 12.5000% Cash, 06/27/2022 (k, n)	7,500,000	7,113,199	7,575,000
		Warrants (d, n)	1	400,847	938,000
				7,514,046	8,513,000
Custom Alloy Corporation	Manufacturer of Pipe Fittings and Forgings	Second Lien Loan 12.0000% Cash, 3.0000% PIK, 04/30/2022 (b, k, n)	32,471,816	32,471,816	32,047,527
		Second Lien Loan 12.0000% Cash, 3.0000% PIK, 04/30/2022 (b, k, n)	6,128,186	6,128,186	6,048,113
				38,600,002	38,095,640
Dukane IAS,LLC	Welding Equipment Manufacturer	Second Lien Note 10.5000% Cash, 2.5000% PIK, 11/17/2020 (b, k, n)	4,432,671	4,387,106	4,486,328
Essner Manufacturing, LP	Defense/Aerospace Parts Manufacturing	First Lien Loan 11.5000% Cash, 12/20/2022 (k, n, o)	3,666,700	3,613,391	3,666,700
FOLIOfn, Inc.	Technology Investment - Financial Services	Preferred Stock (5,802,259 shares) (d, i, n)		15,000,000	5,394,000
GTM Intermediate Holdings, Inc.	Medical Equipment/Manufacturer	Second Lien Loan 11.0000% Cash, 1.0000% PIK, 6/7/2024 (b ,k, n)	1,544,922	1,516,382	1,544,922
		Common Stock (1 share) (d, n, t)		346,000	346,000
				1,862,382	1,890,922
Highpoint Global LLC	Government Services	Second Lien Note 12.0000% Cash, 2.0000% PIK, 09/30/2022 (b, k, n)	5,148,753	5,079,746	5,200,241
HTI Technologies and Industries, Inc.	Electronic Component Manufacturing	Second Lien Note 12.0000% Cash, 3.5000% PIK, 11/30/2019 (b, k, n)	10,223,432	10,223,432	10,176,551
Initials, Inc.	Consumer Products	Senior Subordinated Debt 8.0000% Cash, 7.0000% PIK, 06/23/2020 (b, h, k, n)	5,642,913	5,642,913	2,268,988
Legal Solutions Holdings, Inc.	Business Services	Senior Subordinated Debt 12.0000% Cash, 4.0000% PIK, 03/18/2020 (b, k, n)	11,998,863	11,998,863	11,998,863
Morey’s Seafood International, LLC	Food Services	Second Lien Loan 10.0000% Cash, 4.0000% PIK, 08/12/2022 (b, k, n, q)	16,195,788	16,195,788	16,195,788
Tin Roof Software, LLC	Software	Second Lien Loan 11.0000% Cash, 3.5000% PIK, 04/01/2024 (b, k, n)	3,816,475	3,749,427	3,816,475
Trientis GmbH	Environmental Services	First Lien Note 5.0000% PIK, 10/26/2024 (b, e, h, m, n, r)	1,248,632	1,248,632	347,439
		Warrants (d, e, r, n)	1	67,715	—
				1,316,347	347,439
Tuf-Tug Inc.	Safety Equipment Manufacturer	Second Lien Loan 11.0000% Cash, 2.0000% PIK, 02/24/2024 (b, k, n)	4,934,900	4,892,229	4,934,900
		Common Stock (24.6 shares) (d, n, s)		750,000	750,000
				5,642,229	5,684,900
Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 10.0000% Cash, 08/07/2020 (k, n)	7,717,056	7,717,056	7,393,236
		Third Lien Loan 10.0000% Cash, 08/07/2020 (k, n)	1,190,000	1,190,000	1,149,436
				8,907,056	8,542,672
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan, 9.5000% Cash, 07/05/2025 (l, n)	37,527,881	37,527,881	39,034,216
U.S. Spray Drying Holding Company	Specialty Chemicals	Class B Common Stock (784 shares) (d, n)		5,488,000	2,300,000
		Secured Loan 12.0000% Cash, 04/30/2021 (k, n)	1,500,000	1,500,000	1,500,000
		Senior Secured Loan 12.0000% Cash, 04/30/2021 (k, n)	1,500,000	1,500,000	1,500,000
				8,488,000	5,300,000
United States Technologies, Inc.	Electronics Manufacturing and Repair	Senior Lien Loan 10.5000% Cash, 07/17/2020 (k, n)	5,500,000	5,496,591	5,500,000

Sub Total Non-control/Non-affiliated investments				$212,279,632	$197,421,712

Affiliate investments - 34.09% (c, f, g)
Advantage Insurance, Inc.	Insurance	Preferred Stock (750,000 shares) (a, d, e, n)		7,500,000	7,917,096
Crius Energy Trust	Energy Services	Equity Unit (3,282,882 shares) (e)		25,864,439	21,277,527
JSC Tekers Holdings	Real Estate Management	Common Stock (3,201 shares) (a, d, e, n)		4,500	—
		Preferred Stock (9,159,085 shares) (a, d, e, n)		11,810,188	4,113,000
				11,814,688	4,113,000
MVC Environmental, Inc.	Environmental Services	Senior Secured Loan 9.0000% PIK, 12/22/2020 (a, b, h, k, n)	6,869,353	6,869,353	—
		Common Stock (980 shares) (a, d, n)		6,138,038	—
				13,007,391	—
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (a, d, e, n)		51,204,270	34,961,000
		Bridge Loan 5.0000% PIK, 12/31/2019 (a, b, e, k, n)	4,937,218	4,937,218	4,937,218
		Senior Subordinated Loan 12.4500% PIK, 05/31/2020 (a, b, e, k, n)	5,283,994	5,283,994	5,283,994
				61,425,482	45,182,212

Sub Total Affiliate investments				$119,612,000	$78,489,835

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments - (Continued)

April 30, 2019

(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value
Control investments - 24.28% (c, f, g)
Equus Total Return, Inc.	Registered Investment Company	Common Stock (4,444,644 shares) (d, k)		$10,030,272	$8,000,359
MVC Automotive Group GmbH	Automotive Dealerships	Common Equity Interest (a, d, e, n)		51,185,015	19,531,000
		Bridge Loan 6.0000% Cash, 06/30/2019 (a, e, k, n)	$7,149,166	7,149,166	7,149,166
				58,334,181	26,680,166
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (a, d, j, k, n)		9,034,881	12,089,978
		General Partnership Interest (a, d, j, k, n)		230,481	308,417
				9,265,362	12,398,395
RuMe Inc.	Consumer Products	Common Stock (5,297,548 shares) (a, d, n)		924,475	—
		Series C Preferred Stock (23,896,634 shares) (a, d, n)		3,410,694	3,401,486
		Series B-1 Preferred Stock (4,999,076 shares) (a, d, n)		999,815	206,195
		Subordinated Debt 10.0000% PIK, 3/31/2020 (a, b, k, n)	3,436,015	3,436,015	3,436,015
		Revolver 10.0000% PIK, 3/31/2020 (a, b, k, n)	1,781,656	1,781,656	1,781,656
		Warrants (a, d, n)	2	336,393	—
				10,889,048	8,825,352

Sub Total Control investments				$88,518,863	$55,904,272

TOTAL PORTFOLIO INVESTMENTS - 144.12% (f)				$420,410,495	$331,815,819

U.S. Treasury Obligations - 10.88% (f, g)
U.S. Treasury Bill	U.S. Government Securities	2.250% Cash, 04/30/2024 (u)	$25,080,000	$24,994,811	$25,045,711
Sub Total Short-Term Investments				24,994,811	25,045,711

Cash equivalents — 3.02% (f, g)
Fidelity Institutional Government Money Market Fund	Money Market Fund	Beneficial Shares (6,851,623 shares)		$6,851,623	$6,851,623
Morgan Stanley Institutional Liquidity Government Portfolio	Money Market Fund	Beneficial Shares (98,074 shares)		98,074	98,074
Total Cash equivalents				6,949,697	6,949,697

TOTAL INVESTMENT ASSETS - 158.02%				$452,355,003	$363,811,227

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

(d) Non-income producing assets.

(e) The principal operations of these portfolio companies are located in Europe, Canada, and Puerto Rico which represents approximately 27% of the total assets.  The remaining portfolio companies are located in United States which represents approximately 58% of the total assets.

(f) Percentages are based on net assets of $230,225,749 as of April 30, 2019.

(g) See Note 3 for further information regarding “Investment Classification.”

(h) All or a portion of the accrued interest on these securities have been reserved for.

(i) Legacy Investments.

(j) MVC Private Equity Fund, LP is a private equity fund focused on control equity investments in the lower middle market.  The fund currently holds three investments, two located in the United States and one in Gibraltar, the investments are in the services, contract manufacturing, and industrial sectors.  The Company’s proportional share of Gibdock Limited equity interest and loan, Advanced Oil Field Services, LLC common stock, preferred stock, and loan and Focus Pointe preferred stock is $5,230,343, $3,563,645 and $2,448,891, respectively.  The Company’s partnership interests in the MVC Private Equity Fund, LP are not redeemable.

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

April 30, 2019

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

On October 14, 2011, the Company formed a wholly-owned subsidiary, MVC Cayman, an exempted company incorporated in the Cayman Islands, to hold certain of its investments and to make certain future investments.  The results of MVCFS and MVC Cayman are consolidated into the Company’s financial statements and all inter-company accounts have been eliminated in consolidation.  Of the $22.7 million in cash and cash equivalents on the Company’s Consolidated Balance Sheets as of April 30, 2019, approximately $1.1 million was held by MVC Cayman.

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

4. Cash and Cash Equivalents

For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all money market and all highly liquid temporary cash investments purchased with an original maturity of less than three months to be cash equivalents. The Company places its cash and cash equivalents with financial institutions and cash held in bank accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit.  As of April 30, 2019, the Company had approximately $6.9 million in cash equivalents, approximately $5.0 million in restricted cash and approximately $10.8 million in cash totaling approximately $22.7 million.  Of the $10.8 million in cash, approximately $1.1 million was held by MVC Cayman.  As of October 31, 2018, the Company had approximately $783,000 in cash equivalents, approximately $5.3 million in restricted cash and approximately $9.8 million in cash totaling approximately $15.9 million.  Of the $9.8 million in cash, approximately $1.1 million was held by MVC Cayman.

Restricted Cash and Cash Equivalents

Cash and cash equivalent accounts that are not available to the Company for day—to-day use and are legally restricted are classified as restricted cash.  Restricted cash and cash equivalents are carried at cost, which approximates fair value.  As of October 31, 2018, there was a $300,000 letter of credit for RuMe provided by a third party financial institution that MVC collateralized with cash, that was classified as restricted cash on the Company’s Consolidated Balance Sheets.  Also, as of October 31, 2018 and April 30, 2019, the Company had restricted cash of $5.0 million related to the compensating balance requirement for Credit Facility III and Credit Facility IV (defined below), respectively.

5. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). ASU 2014-09 addresses the reporting of revenue by most entities and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14 that defers the effective date of ASU 2014-09 for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early application is not permitted for public business entities.  On December 27, 2016, the FASB issued ASU 2016-20 to make various amendments to Topic 606, going into effect for years beginning after December 15, 2017.  The standard impacted the fair value of the PE Fund’s LP interest due to the exclusion of the Company’s portion of the carried interest associated with the PE Fund.  This update has had no material impact on our financial statements.

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

6. Investment Valuation Policy

Our investments are carried at fair value in accordance with the Accounting Standards Codification, Fair Value Measurement (“ASC 820”). In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of our Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction.  At April 30, 2019, we did not own restricted or unrestricted securities of any publicly traded company in which we have a majority-owned interest, but did own two securities in which we have minority-owned interests.

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

At April 30, 2019 and October 31, 2018, approximately 78.2% and 86.5%, respectively, of total assets represented investments in portfolio companies recorded at fair value (“Fair Value Investments”).

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

7. Concentration of Market Risk

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments and escrow receivables (other than cash equivalents), which collectively represented approximately 86.0% and 93.8% of the Company’s total assets at April 30, 2019 and October 31, 2018, respectively. As discussed in Note 8, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the Company’s portfolio investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include foreign investments (which subject the Company to additional risks such as currency, geographic, demographic and operational risks), entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.  Additionally, we are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate.  As of April 30, 2019, the fair value of our largest investment, Crius Energy Trust (“Crius”), including its wholly-owned indirect subsidiary U.S. Gas & Electric, Inc. (“U.S. Gas”), comprised 15.6% of our total assets and 26.2% of our net assets.  The Company’s investments in short-term securities are generally in U.S. government securities, with a maturity of greater than three months but generally less than one year or other high quality and highly liquid investments.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents.

The following table shows the portfolio composition by industry grouping at fair value as a percentage of net assets as of April 30, 2019 and October 31, 2018.

	April 30, 2019	October 31, 2018
Energy Services	26.20%	24.36%
Electrical Engineering	19.62%	18.06%
Manufacturer of Pipe Fittings	16.55%	12.98%
Automotive Dealerships	11.59%	11.49%
Food Services	7.03%	7.27%
Supply Chain Equipment Manufacturer	6.51%	6.62%
Private Equity	5.38%	9.03%
Business Services	5.21%	5.26%
Consumer Products	4.82%	5.53%
Electronics Component Manufacturing	4.42%	4.36%
Distributor - Landscaping and Irrigation Equipment	3.71%	3.72%
Equipment Rental	3.70%	3.34%
Regulated Investment Company	3.48%	3.84%
Insurance	3.44%	3.90%
Information Technology Products and Services	2.74%	2.70%
Safety Equipment Manufacturer	2.47%	2.49%
Electronics Manufacturing and Repair	2.39%	2.43%
Technology Investment - Financial Services	2.34%	2.20%
Specialty Chemicals	2.30%	3.70%
Government Services	2.26%	2.27%
Welding Equipment Manufacturer	1.95%	1.95%
Real Estate Management	1.79%	1.80%
Software	1.66%	1.65%
Defense/Aerospace Parts Manufacturing	1.59%	1.62%
Medical Equipment Manufacturer	0.82%	0.00%
Environmental Services	0.15%	0.56%
	144.12%	143.13%

The following table shows the portfolio composition by geographic region at fair value as a percentage of total assets as of April 30, 2019 and October 31, 2018.

	April 30, 2019	October 31, 2018
Southeast	20.00%	21.46%
Europe	19.72%	20.59%
Northeast	18.05%	20.81%
Midwest	12.03%	13.45%
West	5.38%	6.28%
Canada	5.50%	4.54%
Southwest	3.02%	3.82%
Puerto Rico	2.05%	2.55%
	85.75%	93.50%

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•                                          Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date.  We valued two of our investments using Level 1 inputs as of April 30, 2019.

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

The following fair value hierarchy tables set forth our investment related assets and (liabilities) by level as of April 30, 2019 and October 31, 2018 (in thousands):

	April 30, 2019
	Level 1	Level 2	Level 3	Investment measured at NAV	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$210,282	$—	$210,282
Common Stock	29,278	—	3,396	—	32,674
Preferred Stock	—	—	21,032	—	21,032
Warrants	—	—	938	—	938
Common Equity Interest	—	—	54,492	—	54,492
LP Interest of the PE Fund	—	—	—	12,090	12,090
GP Interest of the PE Fund	—	—	—	308	308
Guarantees and letters of credit	—	—	(701)	—	(701)
Escrow Receivable	—	—	1,047	—	1,047
Short-term investments	—	25,046	—	—	25,046
Total	$29,278	$25,046	$290,486	$12,398	$357,208

	October 31, 2018
	Level 1	Level 2	Level 3	Investment measured at NAV	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$175,781	$—	$175,781
Common Stock	24,457	—	6,150	—	30,607
Preferred Stock	—	—	47,060	—	47,060
Warrants	—	—	401	—	401
Common Equity Interest	—	—	50,186	—	50,186
LP Interest of the PE Fund	—	—	—	19,972	19,972
GP Interest of the PE Fund	—	—	—	501	501
Guarantees and letters of credit	—	—	(2,867)	—	(2,867)
Escrow Receivable	—	—	969	—	969
Total	$24,457	$—	$277,680	$20,473	$322,610

A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.  Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur.  During the six month period ended April 30, 2019 and the year ended October 31, 2018, there were no transfers in or out of Level 1 or 2.

The following tables set forth a summary of changes in the fair value of investment related assets and liabilities measured using Level 3 inputs for the six month periods ended April 30, 2019, and April 30, 2018 (in thousands):

	Balances, November 1, 2018	Realized Gains (Losses) (1)	Reversal of Prior Year (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, April 30, 2019	Total Loss for the year Included in Earnings Attibutable to the Change in Unrealized Appreciation (Depreciation) on Investments held as of April 30, 2019
Senior/Subordinated Loans and credit facilities	$175,781	$—	$—	$(1,644)	$44,712	$(8,567)	$—	$210,282	$(1,644)
Common Stock	6,150	—	—	(3,100)	346	—	—	3,396	(3,100)
Preferred Stock	47,060	3,223	276	354	2,591	(32,472)	—	21,032	354
Warrants	401	—	—	537	—	—	—	938	537
Common Equity Interest	50,186	—	—	4,306	—	—	—	54,492	4,306
Guarantees and letters of credit	(2,867)	—	2,399	(233)	—	—	—	(701)	(233)
Escrow Receivable	969	49	—	29	—	—	—	1,047	29
Total	$277,680	$3,272	$2,675	$249	$47,649	$(41,039)	$—	$290,486	$249

	Balances, November 1, 2017	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, April 30, 2018	Total Loss for the Period Included in Earnings Attibutable to the Change in Unrealized Appreciation (Depreciation) on Investments held as of April 30, 2018
Senior/Subordinated Loans and credit facilities	$153,271	$(2,999)	$2,999	$(1,867)	$43,011	$(28,335)	$—	$166,080	$(1,867)
Common Stock	5,937	—	—	(444)	—	—	—	5,493	(444)
Preferred Stock	25,725	—	—	1,351	18,586	—	—	45,662	1,351
Warrants	1,403	—	—	(1,080)	469	—	—	792	(1,080)
Common Equity Interest	56,068	—	—	1,738	—	—	—	57,806	1,738
Guarantees and letters of credit	(551)	—	—	(30)	(123)	—	—	(704)	(30)
Total	$241,853	$(2,999)	$2,999	$(332)	$61,943	$(28,335)	$—	$275,129	$(332)

(1)                       Included in net realized gain (loss) on investments in the Consolidated Statements of Operations.

(2)                       Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities disposed of during the quarter ended April 30, 2019 and April 30, 2018, respectively.

(3)                       Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities held during the six month period ended April 30, 2019 and April 30, 2018, respectively.

(4)                       Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for new securities.  For the six month period ended April 30, 2019 and April 30, 2018, a total of approximately $4.3 million and $1.6 million, respectively, of PIK interest and dividends and amortization of discounts and fees are included.

(5)                       Includes decreases in the cost basis of investments resulting from principal repayments or sales.

In accordance with ASU 2011-04, the following tables summarize information about the Company’s Level 3 fair value measurements as of April 30, 2019 and October 31, 2018 (in thousands):

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range				Weighted
	4/30/2019	Valuation technique	Unobservable input	Low		High		average (a)
Common Stock (c) (d)	$3,396	Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A

		Market Approach	Forward EBITDA Multiple	6.0	x	6.0	x	6.0	x
			EBITDA Multiple	7.2	x	7.2	x	7.2	x

Senior/Subordinated loans and credit facilities (b) (d)	$210,282	Market Approach	EBITDA Multiple	7.0	x	8.5	x	8.0	x
			Forward EBITDA Multiple	6.0	x	8.5	x	7.9	x
			Revenue Multiple	1.1	x	1.1	x	1.1	x

		Income Approach	Required Rate of Return	9.1%		30.4%		14.0%
			Discount Rate	14.0%		16.0%		15.3%
			Perpetual Growth Rate of Free Cash Flow	2.0%		3.0%		2.7%

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A
			Discount on Liquidation of Assets	17.5%		25.0%		24.0%

Common Equity Interest	$54,492	Market Approach	Forward EBITDA Multiple	8.5	x	8.5	x	8.5	x
			EBITDA Multiple	7.0	x	7.0	x	7.0	x

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A

		Income Approach	Discount Rate	16.0%		16.0%		16.0%
			Perpetual Growth Rate of Free Cash Flow	3.0%		3.0%		3.0%

Preferred Stock (c)	$21,032	Adjusted Net Asset Approach	Discount to Net Asset Value	7.8%		20.0%		12.0%
			Real Estate Appraisals	N/A		N/A		N/A

		Market Approach	Revenue Multiple	1.1	x	1.1	x	1.1	x
			% of AUM	61.00%		61.00%		61.00%
			Illiquidity Discount	45.0%		45.0%		45.0%
			Multiple of Book Value	1.0	x	1.0	x	1.0	x
			EBT Multiple	18.0	x	18.0	x	18.0	x

		Income Approach	Discount Rate	13.3%		14.0%		13.6%
			Perpetual Growth Rate of Free Cash Flow	2.0%		2.5%		2.3%

Warrants	$938	Market Approach	EBITDA Multiple	6.0	x	6.0	x	6.0	x

Guarantees / Letters of Credit	$(701)	Income Approach	Discount Rate	6.5%		20.0%		18.9%

Escrows	$1,047	Income Approach	Discount Rate	18.8%		18.8%		18.8%

Total	$290,486

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

* The above table excludes certain investments whose fair value is zero due to certain specific situations at the portfolio company level.

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range				Weighted
	10/31/2018	Valuation technique	Unobservable input	Low		High		average (a)

Common Stock (c) (d)	$6,150	Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A

		Market Approach	Forward EBITDA Multiple	7.0	x	7.0	x	7.0	x

Senior/Subordinated loans and credit facilities (b) (d)	$175,781	Market Approach	EBITDA Multiple	8.5	x	8.5	x	8.5	x
			Forward EBITDA Multiple	5.0	x	7.5	x	7.0	x
			Revenue Multiple	1.6	x	1.6	x	1.6	x

		Income Approach	Required Rate of Return	8.9%		26.8%		13.0%
			Discount Rate	12.6%		16.0%		14.9%
			Perpetual Growth Rate of Free Cash Flow	2.0%		3.0%		2.7%

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A
			Discount on Liquidation of Assets	17.5%		82.5%		45.6%

Common Equity Interest	$50,186	Market Approach	Forward EBITDA Multiple	6.5	x	7.5	x	7.1	x

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A

		Income Approach	Discount Rate	16.0%		16.0%		16.0%
			Perpetual Growth Rate of Free Cash Flow	3.0%		3.0%		3.0%

Preferred Stock (c)	$47,060	Adjusted Net Asset Approach	Discount to Net Asset Value	1.0%		20.0%		7.0%
			Real Estate Appraisals	N/A		N/A		N/A

		Market Approach	Revenue Multiple	1.6	x	1.6	x	1.6	x
			Forward EBITDA Multiple	7.0	x	7.0	x	7.0	x
			% of AUM	0.70%		0.70%		0.70%
			Illiquidity Discount	45.0%		45.0%		45.0%
			Multiple of Book Value	1.0	x	1.0	x	1.0	x
			EBT Multiple	13.5	x	13.5	x	13.5	x

		Income Approach	Discount Rate	12.6%		14.6%		13.6%
			Perpetual Growth Rate of Free Cash Flow	2.0%		2.5%		2.2%
			Required Rate of Return	16.4%		18.4%		17.1%

Warrants	$401	Market Approach	EBITDA Multiple	7.1	x	7.1x		7.1	x

Guarantees / Letters of Credit	$(2,867)	Income Approach	Discount Rate	6.5%		20.0%		17.6%

Escrows	$969	Income Approach	Discount Rate	18.9%		18.9%		18.9%

Total	$277,680

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

For the Six Month Period Ended April 30, 2019

During the six month period ended April 30, 2019, the Company made one new investment, committing capital that totaled approximately $1.9 million.  Pursuant to an exemptive order received by the Company from the SEC (the “Order”), that allows the Company to co-invest, subject to certain conditions, with certain affiliated private funds as described in the Order, each of the Company and TTGA C-I MMF LP (the “Private Fund”) co-invested in GTM Intermediate Holdings, Inc. (“GTM”) ($1.9 million investment for the Company).

During the six month period ended April 30, 2019, the Company made follow-on investments in two portfolio company that totaled approximately $3.3 million.  On December 21, 2018, the Company loaned an additional $2.0 million to Custom Alloy Corporation (“Custom Alloy”) in the form of a second lien loan with an interest rate of 11% and a maturity date of December 23, 2019.  During the six month period ended April 30, 2019, the Company loaned $750,000 to RuMe Inc. (“RuMe”).

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

On December 27, 2018, the Company received a dividend of approximately $543,000 from the PE Fund related to Focus Pointe Global.

On February 7, 2019, Vistra Energy and Crius announced that they entered into a definitive agreement pursuant to which Vistra Energy will acquire Crius for cash consideration of CAN$7.57 per trust unit.  On February 20, 2019, Vistra Energy agreed to increase its acquisition price for Crius to CAN$8.80 per trust unit, an increase of CAN$1.23 per trust unit.

On April 26, 2019, RuMe made a principal payment on the revolver of $500,000 and Morey’s Seafood International, LLC (“Morey’s”) made a principal payment of approximately $591,000 on its second lien loan.

On April 30, 2019, Custom Alloy redeemed its series A, B and C preferred shares and consolidated its second lien loans in exchange for two second lien loans of approximately $32.5 million and $6.1 million with interest rates of 15% and maturity dates of April 30, 2022.  The Company also funded approximately $595,000 as part of the transaction related to the $6.1 million second lien loan.  The Company realized a gain of approximately $3.2 million and approximately $2.3 million of PIK interest and dividends associated with the transaction. Also on April 30, 2019, the Company provided Custom Alloy a $3.0 million line of credit with a 15% interest rate and a maturity date of April 30, 2020.  There was no amount outstanding as of April 30, 2019.

During the quarter ended January 31, 2019, the Valuation Committee increased the fair value of the Company’s investments in: Black Diamond Equipment Rental, LLC (“Black Diamond”) loan and warrant by approximately $767,000, Custom Alloy second lien loans, series A preferred stock, series B preferred stock and series C preferred stock by a net total of approximately $2.3 million, Dukane IAS, LLC (“Dukane”) loan by $286, Foliofn, Inc. (“Foliofn”) preferred stock by $32,000, Highpoint Global LLC (“Highpoint”) loan by approximately $252, HTI Technologies and Industries, Inc. (“HTI”) loan by approximately $80,000, JSC Tekers Holdings (“JSC Tekers”) preferred stock by approximately $82,000, Security Holdings B.V. (“Security Holdings”) equity and letter of credit by a net total of $25,000, Turf Products, LLC (“Turf”) loan by approximately $15,000 and the Centile escrow by $49,000. In addition, increases in the cost basis of the loans to HTI, Legal Solutions Holdings, Inc. (“Legal Solutions”), RuMe, Dukane, Morey’s, Highpoint, Array Industrial Technologies, LLC (“Array”), Black Diamond, GTM, Tin Roof Software LLC, (“Tin Roof”), Tuf-Tug Inc. (“Tuf-Tug”) and Security Holdings were due to the capitalization of PIK interest totaling approximately $964,000.  The Valuation Committee also decreased the fair value of the Company’s investments in: Advantage Insurance Holdings LTD (“Advantage”) preferred stock by approximately $244,000, Essner Manufacturing, LP (“Essner”) loan by approximately $21,000, Initials, Inc. (“Initials”) loan by approximately $412,000, Legal Solutions loan by approximately $118,000, MVC Automotive Group GmbH (“MVC Automotive”) equity by approximately $117,000, MVC Environmental loan by approximately $875,000 and common stock by approximately $3.0 million,  MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.1 million, RuMe series B-1 preferred stock, guarantee and letter of credit by a net total of approximately $308,000, Trientis GmbH (“Trientis”) loan by approximately $77,000, United States Technologies, Inc. (“U.S. Tech”) loan by approximately $23,000 and the U.S. Gas & Electric, Inc. (“U.S. Gas”) loan by approximately $797,000.

During the quarter ended April 30, 2019, the Valuation Committee increased the fair value of the Company’s investments in: Array loan by approximately $62,000, Black Diamond loan and warrant by a net total of approximately $126,000, Dukane loan by approximately $10,000, Essner loan by approximately $21,000,  Foliofn preferred stock by $369,000, Highpoint loan by approximately $264, HTI loan by approximately $65,000, Initials loan by approximately $5,000, MVC Automotive equity by approximately $747,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $833,000, Security Holdings equity and letter of credit by a net total of approximately $3.7 million, Trientis loan by approximately $40,000, Turf loans by approximately $94,000, U.S. Tech loan by approximately $23,000, U.S. Gas loan by approximately $357,000 and the Centile escrow by approximately $29,000.  In addition, increases in the cost basis of the loans to HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Array, Black Diamond, GTM, Tin Roof, Tuf-Tug, Security Holdings and the Custom Alloy preferred stock were due to the capitalization of PIK interest/dividends totaling approximately $3.4 million.  The Valuation Committee also decreased the fair value of the Company’s investments in: Advantage preferred stock by approximately $674,000, Custom Alloy loans by a total of approximately $504,000, JSC Tekers preferred stock by approximately $48,000, RuMe series B-1 preferred stock and letter of credit by a total of approximately $1.8 million and the U.S. Spray Drying Holding Company (“U.S. Spray”) common stock by $3.1 million.

During the six month period ended April 30, 2018, the Valuation Committee increased the fair value of the Company’s investments in: Array loan by approximately $62,000, Black Diamond loan and warrant by a net total of approximately $893,000, Custom Alloy second lien loans, series A preferred stock, series B preferred stock and series C preferred stock by a net total of approximately $1.8 million, Dukane loan by approximately

$10,000, Foliofn preferred stock by $401,000, Highpoint loan by $516, HTI loan by approximately $145,000, JSC Tekers preferred stock by approximately $34,000, Security Holdings equity and letter of credit by a net total of approximately $3.7 million, Turf loans by approximately $109,000, MVC Automotive equity by approximately $630,000 and the Centile escrow by $78,000. In addition, increases in the cost basis of the loans to HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Array, Black Diamond, GTM, Tin Roof, Tuf-Tug, Security Holdings and the Custom Alloy preferred stock were due to the capitalization of PIK interest/dividends totaling approximately $4.4 million.  The Valuation Committee also decreased the fair value of the Company’s investments in: Advantage preferred stock by approximately $918,000, Initials loan by approximately $407,000, Legal Solutions loan by approximately $118,000, MVC Environmental loan and common stock by a total of approximately $3.9 million, RuMe series B-1 preferred stock, guarantee and letter of credit by a net total of approximately $2.1 million, Trientis loan by approximately $37,000, U.S. Spray common stock by $3.1 million, U.S. Gas loan by approximately $440,000 and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $306,000.

At April 30, 2019, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $331.8 million with a cost basis of $420.4 million.  At April 30, 2019, the fair value and cost basis of investments made by the Company’s former management team pursuant to the prior investment objective (“Legacy Investments”) was $5.4 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $326.4 million and $405.4 million, respectively.  At October 31, 2018, the fair value of all portfolio investments, exclusive of escrow receivables, was $324.5 million with a cost basis of $409.6 million.  At October 31, 2018, the fair value and cost basis of the Legacy Investments was $5.0 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $319.5 million and $394.6 million, respectively.

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

9. Commitments and Contingencies

Commitments to Portfolio Companies:

At April 30, 2019 and October 31, 2018, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded as of April 30, 2019
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Custom Alloy	$3.0 million	—
Total	$23.1 million	$14.6 million

Portfolio Company	Amount Committed	Amount Funded as of October 31, 2018
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Guarantees:

At April 30, 2019 and October 31, 2018, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded as of April 30, 2019
MVC Automotive	$4.9 million	—
Total	$4.9 million	—

Guarantee	Amount Committed	Amount Funded as of October 31, 2018
MVC Automotive	$6.2 million	—
RuMe	$1.0 million	—
Total	$7.2 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At April 30, 2019, the Valuation Committee estimated the combined fair values of the guarantee obligations noted above to be $0 or a liability of approximately $0.

These guarantees are further described below, together with the Company’s other commitments.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  Over time, Erste Bank, the bank extending the mortgage to MVC Automotive, increased the amount of the mortgage. The balance of the guarantee as of April 30, 2019 is approximately 4.3 million Euro (equivalent to approximately $4.9 million).

The Company agreed to cash collateralize a $300,000 third party letter of credit for RuMe, which is now collateralized with Credit Facility IV (defined below) and still a commitment of the Company as of April 30, 2019.  Previously, the Company guaranteed $1.0 million of RuMe’s indebtedness to Colorado Business Bank and also provided RuMe an additional $2.0 million letter of credit.  On April 25, 2019, the $1.0 million guarantee and the $2.0 million letter of credit were refinanced and replaced with a new $3.0 million letter of credit.  The letter of credit had a fair value of approximately -$643,000 or a liability of $643,000 as of April 30, 2019.  The $3.0 million letter of credit is collateralized with Credit Facility IV (defined below).

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  The investment period related to the PE Fund has ended.  Additional capital may be called for follow-on investments in existing portfolio companies of the PE Fund or to pay operating expenses of the PE Fund until the partnership is terminated.  On December 27, 2018, the Company received proceeds of approximately $7.5 million from the PE Fund related to the sale of Plymouth Rock Energy, LLC, a portfolio company of the PE Fund.  The Company’s pro-rata share of the PE Fund’s cost basis in the Plymouth Rock Energy, LLC investment totaled approximately $2.5 million, resulting in a realized gain of approximately $5.0 million.  As of April 30, 2019, $14.6 million of the Company’s commitment was funded.

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

On February 28, 2018, the Company committed $6.0 million to Custom Alloy in the form of a first lien loan with an interest rate of 10% and a maturity date of October 31, 2018.  On November 9, 2018, Custom Alloy repaid its first lien loan in full, including all accrued interest.  The loan is no longer a commitment of the Company as of April 30, 2019.

During the fiscal year ended October 31, 2018, the Company provided Custom Alloy a $2.0 million and a $1.4 million letter of credit as part of a restructuring.  The $2.0 million letter of credit matured on November 27, 2018 and is no longer a commitment of the Company.   On October 31, 2018, the $1.4 million letter of credit was drawn, which resulted in the Company receiving a $1.4 million term note with a 15% interest rate and a maturity date of October 31, 2021.  On November 13, 2018, Custom Alloy repaid its $1.4 million second lien loan in full, including all accrued interest.  The loan is no longer a commitment of the Company as of April 30, 2019.

During the fiscal year ended October 31, 2018, the Company provided Security Holdings a 3.3 million Euro letter of credit.  The letter of credit had a fair value of approximately -$58,000 or a liability of $58,000 as of April 30, 2019.  The letter of credit is collateralized with Credit Facility IV (defined below).

On April 30, 2019, the Company provided Custom Alloy a $3.0 million line of credit with a 15% interest rate and a maturity date of April 30, 2020.  There was no amount outstanding as of April 30, 2019.

As of April 30, 2019, the total fair value associated with potential obligations related to guarantees and letters of credit was approximately -$701,000 or a liability of $701,000.

Commitments of the Company

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with BB&T. On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  On December 1, 2015, Credit Facility II was renewed and expired on May 31, 2016, at which time all outstanding amounts under it were due and repaid.  On June 30, 2016, Credit Facility II was renewed and reduced to a $50 million revolving credit facility, which expired on February 28, 2017, as of which time all outstanding amounts under it were due and repaid.  On February 28, 2017, Credit Facility II was renewed and increased to a $100 million revolving credit facility and expired on August 31, 2017.  On August 31, 2017, Credit Facility II was renewed and decreased to a $25 million revolving credit facility, which was to expire on August 31, 2018.  There was no change to the interest rate or unused fee on the revolving credit facility. The Company incurred closing costs associated with this transaction of $62,500.  On August 10, 2018, Credit Facility II was renewed to August 30, 2019.  The Company incurred closing costs associated with this transaction of $50,000 with no change in terms other than the expiration date.  At October 31, 2018 and April 30, 2019, there was $25.0 million outstanding on Credit Facility II.  Credit Facility II is used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 125 basis points.  In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid closing fees, legal and other costs associated with these transactions.  These costs are amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.  As of April 30, 2019, the Company was in compliance with all covenants related to Credit Facility II.

On December 9, 2015, the Company entered into a three-year, $50 million revolving borrowing base credit facility (“Credit Facility III”) with Santander Bank N.A. as a lender and lead agent and Wintrust Bank as a lender and syndication agent.  Credit Facility III was to expire on December 9, 2018.  Credit Facility III can, under certain conditions, be increased up to $85 million.  The new facility bears an interest rate of LIBOR plus 3.75% or the prime rate plus 1% (at the Company’s option), and includes a 1% closing fee of the commitment amount and a 0.75% unused fee.  The compensating balance for the revolving credit facility is $5.0 million, which is reflected as restricted cash on the Company’s Consolidated Balance Sheets.  On February 26, 2018, in connection with the U.S. Gas Sale, Credit Facility III was amended, effective as of July 5, 2017, to exclude from pledged collateral the U.S. Gas second lien loan.  On May 7, 2018, the terms of Credit Facility III were amended to, among other things: (i) increase the limit for unsecured indebtedness and certain unsecured guaranty obligations of portfolio companies of the Company to $10,000,000 and (ii) increase the limit on permitted investments of the Company with respect to certain debt, equity and follow-on investments to $28,500,000.  All other material terms of Credit Facility III remained unchanged.  As of October 31, 2018, there was no outstanding balance on Credit Facility III and the Company was in compliance with all covenants related to Credit Facility III.  On December 7, 2018, Credit Facility III was renewed until March 9, 2019.  On January 29, 2019, Credit Facility III was terminated.    As of April 30, 2019, Credit Facility III was no longer a commitment of the Company.

On November 15, 2017, the Company completed a public offering of $100,000,000 aggregate principal amount of its 6.25% senior notes due November 30, 2022 (“Senior Notes II”). In addition, on November 20, 2017, the underwriters exercised an over-allotment option to purchase an additional $15 million in aggregate principal amount of Senior Notes II (together with the offering on November 15, the “Offering”).  The Senior

Notes II have an interest rate of 6.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  After deducting underwriting fees and discounts and expenses, the Offering resulted in net proceeds to the Company of approximately $111.4 million.  The Offering expenses incurred are amortized over the term of the Senior Notes II.  Proceeds from the offering were used to repay the Senior Notes in full, including all accrued interest.  As of April 30, 2019, the Senior Notes II had a total outstanding amount of $115.0 million, net of deferred financing fees the balance was approximately $112.3 million, with a market value of approximately $118.1 million.

On January 29, 2019, the Company entered into a three year, $35 million revolving credit facility (“Credit Facility IV”) with People’s United Bank, National Association as lender and lead agent. Credit Facility IV can, under certain conditions, be increased up to $85 million. Credit Facility IV will expire on January 29, 2022, at which time all outstanding amounts under Credit Facility IV will be due and payable.  Borrowings under the Credit Facility bear interest at a rate of LIBOR plus 2.85%, or the prime rate plus 0.5% at the Company’s discretion. In addition, the Company was subject to (i) a closing fee of 1% of the commitment amount paid at closing, (ii) a one-time structuring fee in the amount of $100,000 paid at closing, (iii) an unused line fee, which is payable monthly, of 0.75% if the Company draws less than $25 million on Credit Facility IV or 0.60% if the Company draws more than $25 million on Credit Facility IV, and (iv) an annual administrative agent fee in the amount of $100,000 in 2019 and $200,000 in each year thereafter. The compensating balance for the revolving credit facility is $5.0 million, which is reflected as restricted cash on the Company’s Consolidated Balance Sheets.  As of April 30, 2019, there was $13.0 million outstanding on Credit Facility IV and the Company was in compliance with the maximum balance sheet leverage covenant related to Credit Facility IV.

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

On various dates, TTG Advisers and the Company entered into annual agreements to extend the expense cap of 3.5% to the 2011, 2012, 2013 and 2014 fiscal years (“Expense Limitation Agreement”).  The Company and the Adviser agreed to continue the expense cap into fiscal year 2015 and fiscal year 2016, though they lowered the expense cap to 3.25% and modified the methodology so that the cap is applied to limit the Company’s ratio of expenses to total assets less cash (the “Modified Methodology”), consistent with the asset level used to calculate the base management fee. (The expenses covered by the cap remain unchanged.)  On October 28, 2016, the Board of Directors, including all of the Independent Directors, approved the renewal of the Advisory Agreement for the 2017 fiscal year. Further, the Adviser agreed to continue to waive a portion of the base management fee so that it is reduced to 1.50% for fiscal year 2017. In March 2016, the Adviser agreed to modify its prior agreement to waive, effective November 1, 2015, the first $1.0 million of capital gains incentive fee due under the Advisory Agreement, such that the $1.0 million waiver of incentive fee would be applied to any incentive fee due under the agreement, whether it is a capital gains incentive fee or net operating income incentive fee.  Furthermore, the Company and the Adviser, similar to fiscal year 2016, agreed on an expense cap for fiscal years 2017 through 2019 of 3.25% under the Modified Methodology.  The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2010 through 2018, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement for its allocable portion of the compensation payable to certain officers of the Company, which may not exceed $200,000 per year in the aggregate (the “Voluntary Waiver”).  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  As of October 31, 2018, the Company did not have an investment in an exchange traded fund.  In addition, the Adviser has agreed, effective November 1, 2017, to a revised management fee structure that ties management fees to the NAV discount1 as follows: (A) If the Company’s NAV discount is greater than 20%, the management fee for the current quarter is reduced to 1.25%; (B) If the NAV discount is between 10% and 20%, the management fee will be 1.50%; and (C) If the NAV discount is less than 10% or eliminated, the 1.50% management fee would be re-examined, but in no event would it exceed 1.75%.  For the quarter ended April 30, 2019, the effective management fee was 1.25%.

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

At October 31, 2018, the provision for estimated incentive compensation was $0.  During the six month period ended April 30, 2019, there was no change in the provision for incentive compensation as 20% of the cumulative aggregate net realized capital gains less aggregate unrealized depreciation was less than $0.  The provision for incentive compensation includes the Valuation Committee’s determination to decrease the fair values of nine of the Company’s portfolio investments (Advantage, Initials, Legal Solutions, MVC Environmental, RuMe, Trientis, U.S. Spray, U.S. Gas and Equus) by a total of approximately $11.7 million.  The provision also includes the Valuation Committee’s determination to increase the fair values of twelve of the Company’s portfolio investments (Centile escrow, MVC Automotive, Array, Black Diamond, Custom Alloy, Dukane, Highpoint, HTI, JSC Tekers, Security Holdings, Turf and Crius) by a total of approximately $13.0 million.  Also, for the quarter ended April 30, 2019, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income for the quarter did not exceed the hurdle rate.  For fiscal years ending on October 31, 2019 and October 31, 2020, the Adviser agreed to voluntarily modify the calculation of the Income Incentive Fee so that the fee accrued shall equal the lesser of: (i) the amount of the Income Incentive Fee computed and determined quarterly as currently set forth in the Advisory Agreement; and (ii) the amount of the Income Incentive Fee computed and determined on an annual basis (in lieu of quarterly). Further, regardless of the amount of Income Incentive Fee computed or accrued, the

Adviser agreed to defer collection of any Income Incentive Fee due and payable for the fiscal year until after the completion of the annual audit for such fiscal year.

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

12. Tax Matters

On October 31, 2018, the Company did not have a net capital loss carryforward. The Company had approximately $88.6 million in unrealized losses as of April 30, 2019.

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the six month period ended April 30, 2019, the Company recorded approximately $176,000 of additional interest expense associated with the deferred tax liability resulting from the installment sale treatment applied to the realized gain associated with the U.S. Gas note.   The interest expense is required to be paid under Internal Revenue Service (“IRS”) Code section 453A.   The Company has discussed with the IRS whether the IRS would be willing to issue a ruling to the Company that the Company is not liable for this interest expense given its “pass-through” status as a Regulated Investment Company.  The Company has not yet received a response from the IRS, but has determined to record the associated interest expense during the period.  Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS.  The fiscal years 2013 through 2017 for the Company and MVCFS remain subject to examination by the IRS.

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

For the Quarter Ended April 30, 2019

On April 12, 2019, the Company’s Board of Directors declared a dividend of $0.15 per share.  The dividend was paid on April 30, 2019 to shareholders of record on April 23, 2019 and totaled approximately $2.7 million.

During the quarter ended April 30, 2019, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 9,833 shares of our common stock at an average price of $9.13, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

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

On November 28, 2018, the Company announced its determination to extend the repurchase program beyond December 31, 2018 until the full $10 million of shares are repurchased pursuant to the repurchase program.  During the six month period ended April 30, 2019, the Company completed the repurchase program.

The following table represents open-market purchases made under our stock repurchase program for the fiscal years ended October 31, 2013 through the six month period ended April 30, 2019.

Period *	Total Number of Shares Purchased	Average Price Paid per Share including commission	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Purchased Under the Program
For the Year Ended October 31, 2013	1,299,294	$12.83	1,299,294	$16,673,207
For the Year Ended October 31, 2014	310,706	$13.24	1,610,000	$4,114,967
For the Year Ended October 31, 2015	—	—	1,610,000	—
For the Year Ended October 31, 2016	146,409	$8.31	1,756,409	$1,216,746
For the Year Ended October 31, 2017	—	—	1,756,409	—
For the Year Ended October 31, 2018	627,724	$9.45	2,384,133	5,930,011
For the Six Month Period Ended April 30, 2019	467,686	$8.70	2,851,819	4,069,924
Total	2,851,819	$11.22	2,851,819	$32,004,855

*Disclosure covering repurchases will be made through quarterly and annual reports filed with the SEC going forward.  MVC Capital’s website no longer contains the monthly repurchase information.

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

The following table presents book basis segment data for the six month period ended April 30, 2019:

	MVC	MVCFS	Consolidated

Interest and dividend income	$14,551,874	$15,568	$14,567,442
Fee income	25,000	26,198	51,198
Fee income - asset management	—	415,965	415,965
Total operating income	14,576,874	457,731	15,034,605

Total operating expenses	10,047,690	558,455	10,606,145
Less: Waivers by Adviser	(1,137,037)	(101,686)	(1,238,723)
Total net operating expenses	8,910,653	456,769	9,367,422

Net operating income before taxes	5,666,221	962	5,667,183

Tax expense	—	962	962
Net operating income	5,666,221	—	5,666,221

Net realized gain on investments	8,374,349	124,667	8,499,016
Net unrealized depreciation on investments	(1,123,045)	(130,960)	(1,254,005)

Net increase (decrease) in net assets resulting from operations	$12,917,525	$(6,293)	$12,911,232

15. Significant Subsidiaries

We have determined that for the six month period ended April 30, 2019, there were no unconsolidated portfolio companies that met the conditions of a significant subsidiary.  For the six month period ended April 30, 2018 (and not the fiscal 2019 period covered by this report), MVC Automotive and RuMe, unconsolidated portfolio companies, met the conditions of a significant subsidiary.  The financial information presented below includes summarized balance sheets as of March 31, 2019 (the last fiscal quarter-end of these companies prior to April 30, 2019) and March 31, 2018 and summarized income statements for the periods October 1, 2018 to March 31, 2019 and October 1, 2017 to March 31, 2018.  The financial information below is based on unaudited financial statements and has been prepared and furnished by each portfolio company and not prepared by the Company.

	RuMe
Balance Sheet All numbers in thousands	As of March 31, 2019	MVC Automotive As of March 31, 2019	RuMe As of March 31, 2018	MVC Automotive As of March 31, 2018

Assets:
Total current assets	$1,703	$80,593	$1,784	$68,732
Total non-current assets	394	22,019	471	24,513
Total Assets	$2,097	$102,612	$2,255	$93,245

Liabilities and Shareholders Equity:
Current Liabilities	$8,930	$93,610	$6,709	$74,287
Long-term liabilities	2,137	7,001	1,824	16,710
Shareholders Equity	(8,970)	2,001	(6,278)	2,248
Total Liabilities and Shareholders Equity	$2,097	$102,612	$2,255	$93,245

	RuMe	MVC Automotive	RuMe	MVC Automotive
	For the Period from	For the Period from	For the Period from	For the Period from
Income Statement	October 1, 2018 to	October 1, 2018 to	October 1, 2017 to	October 1, 2017 to
All numbers in thousands	March 31, 2019	March 31, 2019	March 31, 2018	March 31, 2018

Net Sales & Revenue	$3,565	$92,178	$5,863	$97,266
Cost of Sales	2,181	85,058	3,797	88,479
Gross Margin	1,384	7,120	2,066	8,787
Operating Expenses	1,871	6,259	2,952	8,738
Operating Income	(487)	861	(886)	49
Income Tax (Benefit)	0	108	0	190
Interest Expense	412	1,020	295	801
Other Expenses (Income), Net	(51)	145	(6)	(1,039)
Net Income (Loss)	$(848)	$(412)	$(1,175)	$97

16. Subsequent Events

On May 1, 2019, the Company loaned $6.5 million in Powers Equipment Acquisition Company, LLC in the form of a first lien loan with an interest rate of 13.5% and a maturity date of April 30, 2024.

On May 10, 2019, the Company loaned $8.0 million in International Precision Components Corporation in the form of a second lien loan with an interest rate of 15.5% and a maturity date of October 3, 2024.

On June 7, 2019, the Company loaned $3.5 million to GTM increasing the second lien loan amount to approximately $5.0 million. The interest rate is unchanged and the maturity date was extended to December 7, 2024. The Company also invested approximately $420,000 for additional shares of common stock.

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

Selected Consolidated Financial Data

	For the Six Month Period Ended April 30, 2019	For the Six Month Period Ended April 30, 2018	Year Ended
	(Unaudited)	(Unaudited)	October 31, 2018
	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$14,567	$9,883	$21,262
Fee income	51	133	280
Fee income - asset management	416	571	1,084
Other Income	—	—	—

Total operating income	15,034	10,587	22,626

Expenses:
Management fee	3,103	2,907	5,890
Portfolio fees - asset management	172	295	529
Management fee - asset management	140	133	284
Administrative	2,424	2,031	3,884
Interest and other borrowing costs	4,767	6,098	10,739
Loss on extinguishment of debt	—	1,783	1,783
Net Incentive compensation (Note 11)	—	(745)	(2,061)

Total operating expenses	10,606	12,502	21,048

Expense waiver by Advisor	(75)	(75)	(150)
Voluntary management fee waiver by Advisor	(1,164)	(914)	(2,032)
Voluntary incentive fee waiver by Advisor	—	—	—
Total waiver by adviser	(1,239)	(989)	(2,182)

Total net operating expenses	9,367	11,513	18,866

Net operating gain (loss) before taxes	5,667	(926)	3,760

Tax expense, net	1	1	2

Net operating gain (loss)	5,666	(927)	3,758

Net realized and unrealized (loss) gain:
Net realized gain on investments	8,499	(2,901)	203
Net unrealized depreciation on investments	(1,254)	1,385	(14,494)

Net realized and unrealized (loss) gain on investments	7,245	(1,516)	(14,291)

Net (decrease) increase in net assets resulting from operations	$12,911	$(2,443)	$(10,533)

Per Share:
Net (decrease) increase in net assets per share resulting from operations	$0.73	$(0.13)	$(0.55)
Dividends per share	$0.300	$0.300	$(0.600)
Balance Sheet Data:
Portfolio at value	$331,816	$324,602	$324,507
Portfolio at cost	420,410	396,010	409,632
Total assets	386,946	390,509	347,078
Shareholders’ equity	230,226	246,299	226,723
Shareholders’ equity per share (net asset value)	$12.99	$13.09	$12.46
Common shares outstanding at period end	17,725	18,821	18,193
Other Data:
Number of Investments funded in period	3	13	14
Investments funded ($) in period	$8,465	$41,897	$63,003
Repayment/sales in period	10,698	9,873	22,596
Net investment activity in period	(2,233)	32,024	40,407

	2019		2018				2017
	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):

Total operating income	8,593	6,441	5,888	6,151	5,440	5,147	5,490	7,305	3,929	3,380

Management fee	1,590	1,513	1,496	1,487	1,496	1,411	1,335	1,393	1,696	1,814
Portfolio fees - asset management	76	96	122	112	148	147	148	146	138	177
Management fee - asset management	69	71	81	70	66	67	67	67	49	62
Administrative	990	1,434	843	1,010	796	1,235	983	804	1,172	1,474
Interest, fees and other borrowing costs	2,283	2,484	2,238	2,403	2,981	3,117	2,495	2,649	2,606	2,538
Loss on extinguishment of debt	—	—	—	—	—	1,783	—	—	—	—
Net Incentive compensation	—	—	—	(1,316)	(1,012)	267	(1,224)	5,077	985	760
Total waiver by adviser	(635)	(604)	(598)	(595)	(599)	(390)	(372)	(386)	(461)	(491)
Tax expense	1	—	1	—	1	—	1	—	—	1
Net operating income (loss) before net realized and unrealized gains	4,219	1,447	1,705	2,980	1,563	(2,490)	2,057	(2,445)	(2,256)	(2,955)
Net (decrease) increase in net assets resulting from operations	15,964	(3,053)	(2,220)	(5,870)	(3,393)	950	(4,028)	23,906	3,069	4,377
Net (decrease) increase in net assets resulting from operations per share	0.90	(0.17)	(0.10)	(0.32)	(0.18)	0.05	(0.17)	1.06	0.14	0.19
Net asset value per share	12.99	12.24	12.46	12.62	13.09	13.42	13.24	13.38	12.45	12.45

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

The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. During the fiscal year ended October 31, 2018, the Company made six new investments and follow-on investments in eight existing portfolio companies totaling approximately $62.3 million.  During the six month period ended April 30, 2019, the Company made one new investment and follow-on investments in two existing portfolio company totaling approximately $5.2 million.

The Company’s prior investment objective was to achieve long-term capital appreciation from venture capital investments in information technology companies. Accordingly, the Company’s investments had focused on investments in equity and debt securities of information technology companies. As of April 30, 2019, approximately 1.4% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

Our new portfolio investments are made pursuant to our current objective and strategy. We are concentrating our investment efforts on small and middle-market companies that, in our view, provide opportunities to maximize total return from capital appreciation and/or income though our current focus is more on yield generating investments which can include, but is not limited to senior and subordinated loans, convertible debt, common and preferred equity with a coupon or liquidation preference and warrants or rights to acquire equity interests (the “Yield-Focused Strategy”).  We have continued the transition to the Yield-Focused Strategy. We have done this through selling a number of equity investments, including our 2017 sale of U.S. Gas, our then-largest portfolio company.  These sales and repayments have improved our liquidity position, which provides us with flexibility to redeploy capital into debt or similar income-producing investments.  The Company continues to seek to monetize various equity investments to further support the Yield-Focused Strategy.  We participate in the private equity business generally by providing negotiated long-

term equity and/or debt investment capital to privately-owned small and middle-market companies. Our financings are generally used to fund growth, buyouts, acquisitions, recapitalizations, note purchases and/or bridge financings. We generally invest in private companies, though, from time to time, we may invest in public companies that may lack adequate access to public capital.

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

OPERATING INCOME

For the Six Month Period Ended April 30, 2019 and 2018. Total operating income was $15.0 million and $10.6 million for the six month period ended April 30, 2019 and 2018, respectively, an increase of approximately $4.4 million.

For the Six Month Period Ended April 30, 2019

Total operating income was $15.0 million for the six month period ended April 30, 2019. The increase in operating income over the same period last year was primarily due to the increase in dividend income and the increase in interest earned on loans from the Company’s portfolio companies, continuing the transition to the Yield-Focused Strategy.  The Company earned approximately $11.7 million in interest income from investments in portfolio companies.  Of the $11.7 million recorded in interest income, approximately $3.1 million was “payment in kind” interest.  The “payment in kind” interest is computed at the contractual rate specified in each investment agreement and may be added to the principal balance of each investment. The Company’s debt investments yielded annualized rates from 5.0% to 16.0%.  The Company also received fee income from asset management of the PE Fund and its portfolio companies totaling approximately $416,000 and fee income from the Company’s portfolio companies of approximately $51,000, totaling approximately $467,000 in fee income.  Of the $416,000 of fee income from asset management activities, 75% of the income is obligated to be paid to TTG Advisers.  However, under the PE Fund’s agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

For the Six Month Period Ended April 30, 2018

Total operating income was $10.6 million for the six month period ended April 30, 2018. The increase in operating income over the same period last year was primarily due to the increase in dividend income and the increase in interest earned on loans from the Company’s portfolio companies, continuing the transition to the Yield-Focused Strategy.  The Company earned approximately $8.9 million in interest income from investments in portfolio companies.  Of the $8.9 million recorded in interest income, approximately $1.6 million was “payment in kind” interest.  The “payment in kind” is computed at the contractual rate specified in each investment agreement and may be added to the principal balance of each investment. The Company’s debt investments yielded annualized rates from 5.0% to 16.0%.  The Company also received fee income from asset management of the PE Fund and its portfolio companies totaling approximately $571,000 and fee income from the Company’s portfolio companies of approximately $133,000, totaling approximately $704,000 in fee income.  Of the $571,000 of fee income from asset management activities, 75% of the income is obligated to be paid to TTG Advisers.  However, under the PE Fund’s agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

OPERATING EXPENSES

For the Six Month Period Ended April 30, 2019 and 2018.  Operating expenses, net of Voluntary Waivers, were approximately $9.4 million and $11.5 million for the six month period ended April 30, 2019 and 2018, respectively, a decrease of approximately $2.1 million.

For the Six Month Period Ended April 30, 2019

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $9.4 million or 8.41% of the Company’s average net assets, when annualized, for the six month period ended April 30, 2019.  Significant components of operating expenses for the six month period ended April 30, 2019 were interest and other borrowing costs of approximately $4.8 million and management fee expense paid by the Company of approximately $1.9 million, which is net of the voluntary management fee waiver of approximately $1.2 million.

The approximately $2.2 million decrease in the Company’s net operating expenses for the six month period ended April 30, 2019 compared to the same period in 2018, was primarily due to the approximately $1.8 million decrease in loss on extinguishment of debt related to the unamortized deferred financing fees for the Senior Notes that were expensed at the time they were repaid and an approximately $1.3 million decrease in interest and other borrowing costs.  The portfolio fees - asset management are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  On October 30, 2018, the Board approved the renewal of the Advisory Agreement for the 2019 fiscal year. The Company and the Adviser agreed on an expense cap for fiscal 2019 of 3.25% under the Modified Methodology.  The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2010 through 2019, TTG Advisers voluntarily agreed to extend the Voluntary Waiver.  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  As of April 30, 2019, the Company did not have an investment in an exchange traded fund.  Under the Modified Methodology, for the quarter ended April 30, 2019, the Company’s annualized expense ratio was 2.76%, (taking into account the same carve outs as those applicable to the expense cap).  In addition, the Adviser agreed, effective November 1, 2017, to a revised management fee structure that ties management fees to the NAV discount2 as follows: (A) If the Company’s NAV discount is greater than 20%, the management fee for the current quarter is reduced to 1.25%; (B) If the NAV discount is between 10% and 20%, the management fee will be 1.50%; and (C) If the NAV discount is less than 10% or eliminated, the 1.50% management fee would be re-examined, but in no event would it exceed 1.75%.  For the quarter ended April 30, 2019, the management fee was 1.25%.

Pursuant to the terms of the Advisory Agreement, during the six month period ended April 30, 2019, the provision for incentive compensation was unchanged from $0 as of October 31, 2018, including both the pre-incentive fee net operating income and the capital gain incentive fee.  The provision for incentive compensation includes the Valuation Committee’s determination to decrease the fair values of nine of the Company’s portfolio investments (Advantage, Initials, Legal Solutions, MVC Environmental, RuMe, Trientis, U.S. Spray, U.S. Gas and Equus) by a total of approximately $11.7 million.  The provision also includes the Valuation Committee’s determination to increase the fair values of twelve of the Company’s portfolio investments (Centile escrow, MVC Automotive, Array, Black Diamond, Custom Alloy, Dukane, Highpoint, HTI, JSC Tekers, Security Holdings, Turf and Crius) by a total of approximately $13.0 million.  Also, for the quarter ended April 30, 2019, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income for the quarter did not exceed the hurdle rate.

For the Six Month Period Ended April 30, 2018

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $11.5 million or 8.95% of the Company’s average net assets, when annualized, for the six month period ended April 30, 2018.  Significant components of operating expenses for the six month period ended April 30, 2018 were interest and other borrowing costs of approximately $6.1 million and management fee expense paid by the Company of approximately $2.0 million, which is net of the voluntary management fee waiver of approximately $914,000.

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

REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES

For the Six Month Period Ended April 30, 2019 and 2018.  Net realized gains were approximately $8.5 million and net realized losses of approximately $2.9 million for the six month period ended April 30, 2019 and 2018, respectively, a net increase of approximately $11.4 million.

For the Six Month Period Ended April 30, 2019

Net realized gains for the six month period ended April 30, 2019, were approximately $8.5 million.  The Company’s net realized gains were primarily due to the realized gain on the sale of Plymouth Rock Energy, LLC (“Plymouth”), a portfolio company of the PE Fund, which resulted in a realized gain of approximately $5.0 million and a $3.2 million realized gain associated with the redemption of the Custom Alloy series C preferred shares.  The Company also received a carried interest payment from the PE Fund of approximately $173,000 related to the sale of Plymouth, which was recorded as additional realized gains.

During the six month period ended April 30, 2019, the Company also recorded net realized gains of approximately $78,000 from its escrow receivables.

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

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

For the Six Month Period Ended April 30, 2019 and 2018.  The Company had a net change in unrealized depreciation on portfolio investments of approximately $1.3 million for the six month period ended April 30, 2019 and a net change in unrealized appreciation of approximately $1.4 million for the six month period ended April 30, 2018, a net decrease of approximately $2.7 million.

For the Six Month Period Ended April 30, 2019

The Company had a net change in unrealized depreciation on portfolio investments of approximately $1.3 million for the six month period ended April 30, 2019.  The net change in unrealized depreciation for the six month period ended April 30, 2019 was the result of the reversal of the unrealized appreciation on the PE Fund of approximately $5.3 million (as a result of the Company’s sale of the Plymouth Rock Energy, LLC), $3.0 million of unrealized depreciation related to the MVC Environmental loan receivable reserve, $2.4 million of unrealized appreciation due to the reversal of the unrealized depreciation on the MVC Environmental letter of credit and the Valuation Committee determination to decrease the fair value of the Company’s investments in: Advantage preferred stock by approximately $918,000, Initials loan by approximately $407,000, Legal Solutions loan by approximately $118,000, MVC Environmental loan and common stock by a total of approximately $3.9 million, RuMe series B-1 preferred stock, guarantee and letter of credit by a net total of approximately $2.1 million, Trientis loan by approximately $37,000, U.S. Spray common stock by $3.1 million, U.S. Gas loan by approximately $440,000 and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $306,000.  The value of Equus stock was decreased by approximately $711,000 based on its market value.  These changes in unrealized depreciation were partially off-set by the Valuation Committee determination to increase the fair value of the Company’s investments in: Array loan by approximately $62,000, Black Diamond loan and warrant by a net total of approximately $893,000, Custom Alloy second lien loans, series A preferred stock, series B preferred stock and series C preferred stock by a net total of approximately $1.8 million, Dukane loan by approximately $10,000, Foliofn preferred stock by $401,000, Highpoint loan by $516, HTI loan by approximately $145,000, JSC Tekers preferred stock by approximately $34,000, Security Holdings equity and letter of credit by a net total of approximately $3.7 million, Turf loans by approximately $109,000, MVC Automotive equity by approximately $630,000 and the Centile escrow by $49,000. The value of Crius stock was increased by approximately $5.5 million based on its market value.

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

PORTFOLIO INVESTMENTS

For the Six Month Period Ended April 30, 2019 and the Year Ended October 31, 2018.  The cost of the portfolio investments held by the Company at April 30, 2019 and at October 31, 2018 was $420.4 million and $409.6 million, respectively, an increase of approximately $10.8 million.  The aggregate fair value of portfolio investments at April 30, 2019 and at October 31, 2018 was $331.8 million and $324.5 million, respectively, an increase of approximately $7.3 million.  The cost and fair value of cash, restricted cash and cash equivalents held by the Company at April 30, 2019 and October 31, 2018 was $22.7 million and $15.9 million, respectively, representing an increase of approximately $6.8 million.

For the Six Month Period Ended April 30, 2019

During the six month period ended April 30, 2019, the Company made one new investment, committing capital that totaled approximately $1.9 million.  Pursuant to the Order, that allows the Company to co-invest, subject to certain conditions, with certain affiliated private funds as described in the Order, each of the Company and the Private Fund co-invested in GTM ($1.9 million investment for the Company).

During the six month period ended April 30, 2019, the Company made follow-on investments in two portfolio company that totaled approximately $3.3 million.  On December 21, 2018, the Company loaned an additional $2.0 million to Custom Alloy in the form of a second lien loan with an interest rate of 11% and a maturity date of December 23, 2019.  During the six month period ended April 30, 2019, the Company loaned $750,000 to RuMe.

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

On December 27, 2018, the Company received a dividend of approximately $543,000 from the PE Fund related to Focus Pointe Global.

On February 7, 2019, Vistra Energy and Crius announced that they entered into a definitive agreement pursuant to which Vistra Energy will acquire Crius for cash consideration of CAN$7.57 per trust unit.  On February 20, 2019, Vistra Energy agreed to increase its acquisition price for Crius to CAN$8.80 per trust unit, an increase of CAN$1.23 per trust unit.

On April 26, 2019, RuMe made a principal payment on the revolver of $500,000 and Morey’s made a principal payment of approximately $591,000 on its second lien loan.

On April 30, 2019, Custom Alloy redeemed its series A, B and C preferred shares and consolidated its second lien loans in exchange for two second lien loans of approximately $32.5 million and $6.1 million with interest rates of 15% and maturity dates of April 30, 2022.  The Company also funded approximately $595,000 as part of the transaction related to the $6.1 million second lien loan.  The Company realized a gain of approximately $3.2 million and approximately $2.3 million of PIK interest and dividends associated with the transaction. Also on April 30, 2019, the Company provided Custom Alloy a $3.0 million line of credit with a 15% interest rate and a maturity date of April 30, 2020.  There was no amount outstanding as of April 30, 2019.

During the quarter ended January 31, 2019, the Valuation Committee increased the fair value of the Company’s investments in: Black Diamond Equipment Rental, LLC (“Black Diamond”) loan and warrant by approximately $767,000, Custom Alloy second lien loans, series A preferred stock, series B preferred stock and series C preferred stock by a net total of approximately $2.3 million, Dukane loan by $286, Foliofn preferred stock by $32,000, Highpoint loan by approximately $252, HTI loan by approximately $80,000, JSC Tekers preferred stock by approximately $82,000, Security Holdings equity and letter of credit by a net total of $25,000, Turf loan by approximately $15,000 and the Centile escrow by $49,000. In addition, increases in the cost basis of the loans to HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Array, Black Diamond, GTM, Tin Roof, Tuf-Tug and Security Holdings were due to the capitalization of PIK interest totaling approximately $964,000.  The Valuation Committee also decreased the fair value of the Company’s investments in: Advantage preferred stock by approximately $244,000, Essner loan by approximately $21,000, Initials loan by approximately $412,000, Legal Solutions loan by approximately $118,000, MVC Automotive equity by approximately $117,000, MVC Environmental loan by approximately $875,000 and common stock by approximately $3.0 million,  MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.1 million, RuMe series B-1 preferred stock, guarantee and letter of credit by a net total of approximately $308,000, Trientis loan by approximately $77,000, U.S. Tech loan by approximately $23,000 and the U.S. Gas loan by approximately $797,000.

During the quarter ended April 30, 2019, the Valuation Committee increased the fair value of the Company’s investments in: Array loan by approximately $62,000, Black Diamond loan and warrant by a net total of approximately $126,000, Dukane loan by approximately $10,000, Essner loan by approximately $21,000,  Foliofn preferred stock by $369,000, Highpoint loan by approximately $264, HTI loan by approximately $65,000, Initials loan by approximately $5,000, MVC Automotive equity by approximately $747,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $833,000, Security Holdings equity and letter of credit by a net total of approximately $3.7 million, Trientis loan by approximately $40,000, Turf loans by approximately $94,000, U.S. Tech loan by approximately $23,000, U.S. Gas loan by approximately $357,000 and the Centile escrow by approximately $29,000.  In addition, increases in the cost basis of the loans to HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Array, Black Diamond, GTM, Tin Roof, Tuf-Tug, Security Holdings and the Custom Alloy preferred stock were due to the capitalization of PIK interest/dividends totaling approximately $3.4 million.  The Valuation Committee also decreased the fair value of the Company’s investments in: Advantage preferred stock by approximately $674,000, Custom Alloy loans by a total of approximately $504,000, JSC Tekers preferred stock by approximately $48,000, RuMe series B-1 preferred stock and letter of credit by a total of approximately $1.8 million and the U.S. Spray common stock by $3.1 million.

During the six month period ended April 30, 2018, the Valuation Committee increased the fair value of the Company’s investments in: Array loan by approximately $62,000, Black Diamond loan and warrant by a net total of approximately $893,000, Custom Alloy second lien loans, series A preferred stock, series B preferred stock and series C preferred stock by a net total of approximately $1.8 million, Dukane loan by approximately $10,000, Foliofn preferred stock by $401,000, Highpoint loan by $516, HTI loan by approximately $145,000, JSC Tekers preferred stock by approximately $34,000, Security Holdings equity and letter of credit by a net total of approximately $3.7 million, Turf loans by approximately $109,000, MVC Automotive equity by approximately $630,000 and the Centile escrow by $78,000. In addition, increases in the cost basis of the loans to HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Array, Black Diamond, GTM, Tin Roof, Tuf-Tug, Security Holdings and the Custom Alloy preferred stock were due to the capitalization of PIK interest/dividends totaling approximately $4.4 million.  The Valuation Committee also decreased the fair value of the Company’s investments in: Advantage preferred stock by approximately $918,000, Initials loan by approximately $407,000, Legal Solutions loan by approximately $118,000, MVC Environmental loan and common stock by a total of approximately $3.9 million, RuMe series B-1 preferred stock, guarantee and letter of credit by a net total of approximately $2.1 million, Trientis loan by approximately $37,000, U.S. Spray common stock by $3.1 million, U.S. Gas loan by approximately $440,000 and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $306,000.

At April 30, 2019, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $331.8 million with a cost basis of $420.4 million.  At April 30, 2019, the fair value and cost basis of the Legacy Investments was $5.4 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $326.4 million and $405.4 million, respectively.  At October 31, 2018, the fair value of all portfolio investments, exclusive of escrow receivables, was $324.5 million with a cost basis of $409.6 million.  At October 31, 2018, the fair value and cost basis of the Legacy Investments was $5.0 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $319.5 million and $394.6 million, respectively.

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

Portfolio Companies

During the six month period ended April 30, 2019, the Company had investments in the following portfolio companies:

Advantage Insurance Inc.

Advantage, Puerto Rico, is a provider of specialty insurance, reinsurance and related services to business owners and high net worth individuals.

At October 31, 2018, the Company’s investment in Advantage consisted of 750,000 shares of preferred stock at a cost basis of $7.5 million and a fair value of approximately $8.8 million.

During the six month period ended April 30, 2019, the Valuation Committee decreased the fair value of the preferred stock by approximately $918,000.

At April 30, 2019, the Company’s investment in Advantage consisted of 750,000 shares of preferred stock at a cost basis of $7.5 million and a fair value of approximately $7.9 million.

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

At April 30, 2019, the Company’s investment in Apex consisted of a first lien loan with an outstanding amount of approximately $15.0 million, a cost basis of approximately $14.9 million and a fair value of approximately $15.0 million.

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

During the six month period ended April 30, 2019, the Valuation Committee increased the fair value of the loan by approximately $62,000.

At April 30, 2019, the Company’s investment in Array consisted of a second lien loan with an outstanding amount of approximately $6.3 million, a cost basis of approximately $6.2 million and a fair value of approximately $6.3 million and a warrant with a cost basis and fair value of $0.

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

During the six month period ended April 30, 2019, the Valuation Committee increased the fair value of the loan by approximately $356,000 and the warrant by approximately $537,000.

At April 30, 2019, the Company’s investment in Black Diamond consisted of a second lien loan with an outstanding amount of approximately $7.5 million, a cost basis of approximately $7.1 million and a fair value of approximately $7.6 million and a warrant with a cost basis of approximately $401,000 and a fair value of approximately $938,000.

Crius Energy Trust

Crius, Toronto, Canada, is a leading retail energy marketer.

At October 31, 2018, the Company’s investment in Crius consisted of 3,282,882 equity units at a cost of approximately $25.9 million and a market value of approximately $15.7 million.

On February 7, 2019, Vistra Energy and Crius announced that they entered into a definitive agreement pursuant to which Vistra Energy will acquire Crius for cash consideration of CAN$7.57 per trust unit.  On February 20, 2019, Vistra Energy agreed to increase its acquisition price for Crius to CAN$8.80 per trust unit, an increase of CAN$1.23 per trust unit.

At April 30, 2019, the Company’s investment in Crius consisted of 3,282,882 equity units at a cost of approximately $25.9 million and a market value of approximately $21.3 million.

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

On April 30, 2019, Custom Alloy redeemed its series A, B and C preferred shares and consolidated its second lien loans in exchange for two second lien loans of approximately $32.5 million and $6.1 million with interest rates of 15% and maturity dates of April 30, 2022.  The Company also funded approximately $595,000 as part of the transaction related to the $6.1 million second lien loan.  The Company realized a gain of approximately $3.2 million and approximately $2.3 million of PIK interest and dividends associated with the transaction. Also on April 30, 2019, the Company provided Custom Alloy a $3.0 million line of credit with a 15% interest rate and a maturity date of April 30, 2020.  There was no amount outstanding as of April 30, 2019.

During the six month period ended April 30, 2019, the Valuation Committee decreased the fair values of the $3.5 million second lien loan by approximately $17,000, the $2.0 million second lien loan by approximately $3,400, the $32.5 million second lien loan by approximately $424,000, the $6.1 million second lien loan by approximately $80,000 and increased the fair value of the series A preferred stock by approximately $177,000, the series B preferred stock by approximately $403,000 and the series C preferred stock by approximately $1.8 million.

At April 30, 2019, the Company’s investment in Custom Alloy consisted of a second lien loan with a cost basis and outstanding balance of approximately $32.5 million and a fair value of approximately $32.0 million and a second lien loan with a cost basis and an outstanding balance of approximately $6.1 million and a fair value of approximately $6.0 million.

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

During the six month period ended April 30, 2019, the Valuation Committee increased the fair value of the loan by $10,000.

At April 30, 2019, the Company’s investment in Dukane consisted of a second lien loan with an outstanding amount and cost basis of approximately $4.4 million and a fair value of approximately $4.5 million.

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

At April 30, 2019, the Company’s investment in Essner consisted of a first lien loan with an outstanding amount of approximately $3.7 million, a cost basis of approximately $3.6 million and a fair value of approximately $3.7 million.

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

At April 30, 2019, the Company’s investment in Equus consisted of 4,444,644 shares of common stock with a cost of approximately $10.0 million and a market value of approximately $8.0 million.

Foliofn, Inc.

Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.

At October 31, 2018, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of approximately $5.0 million.

During the six month period ended April 30, 2019, the Valuation Committee increased the fair value of the preferred stock by $401,000.

At April 30, 2019, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of approximately $5.4 million.

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

At April 30, 2019, the Company’s investment in GTM consisted of a second lien loan with an outstanding amount, cost basis and a fair value of approximately $1.5 million and common stock with a cost basis and fair value of $346,000.

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

During the six month period ended April 30, 2019, the Valuation Committee increased the fair value of the loan by $516.

At April 30, 2019, the Company’s investment in Highpoint consisted of a second lien loan with an outstanding amount and cost basis of approximately $5.1 million and a fair value of approximately $5.2 million.

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

During the six month period ended April 30, 2019, the interest rate on the second lien loan was increased to 15.5% and the maturity date was extended to November 30, 2019.

During the six month period ended April 30, 2019, the Valuation Committee increased the fair value of the loan by $145,000.

At April 30, 2019, the Company’s investment in HTI consisted of a second lien loan with an outstanding amount, cost basis and fair value of approximately $10.2 million.

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

During the six month period ended April 30, 2019, the Valuation Committee decreased the fair value of the loan by approximately $407,000.

At April 30, 2019, the Company’s investment in Initials consisted of a senior subordinated loan with an outstanding amount and cost basis of approximately $5.6 million and a fair value of approximately $2.3 million. The Company reserved in full against all of the accrued interest starting June 23, 2018.

JSC Tekers Holdings

JSC Tekers, Latvia, is a company focused on real estate management.

At October 31, 2018, the Company’s investment in JSC Tekers consisted of 9,159,085 shares of preferred stock with a cost basis of $11.8 million and a fair value of $4.1 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $0.

During the six month period ended April 30, 2019, the Valuation Committee increased the fair value of the preferred stock by $34,000.

At April 30, 2019, the Company’s investment in JSC Tekers consisted of 9,159,085 shares of preferred stock with a cost basis of $11.8 million and a fair value of $4.1 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $0.

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

During the six month period ended April 30, 2019, the Valuation Committee decreased the fair value of the loan by approximately $118,000.

At April 30, 2019, the Company’s investment in Legal Solutions consisted of a senior subordinated loan with an outstanding balance, cost basis and a fair value of approximately $12.0 million.

Morey’s Seafood International LLC

Morey’s, Motley, Minnesota, is a manufacturer, marketer and distributor of fish and seafood products.

At October 31, 2018, the Company’s investment in Morey’s consisted of a second lien loan that had an outstanding balance, cost basis and a fair value of $16.5 million.  The loan had an interest rate of 13% and a maturity date of August 12, 2022.

On April 26, 2019, Morey’s made a principal payment of approximately $591,000 on its second lien loan.

During the six month period ended April 30, 2019, the interest rate was increased to 14%.

At April 30, 2019, the loan had an outstanding balance, cost basis and a fair value of $16.2 million.

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

During the six month period ended April 30, 2019, the Valuation Committee increased the fair value of the equity interest by approximately $630,000.

At April 30, 2019, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of approximately $51.2 million and a fair value of approximately $19.5 million and a bridge loan with an outstanding amount, cost basis and fair value of approximately $7.1 million.  The mortgage guarantee for MVC Automotive was equivalent to approximately $4.2 million at April 30, 2019.  This guarantee was taken into account in the valuation of MVC Automotive.

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

During the six month period ended April 30, 2019, the Valuation Committee decreased the fair value of the loan by approximately $875,000 and the common stock by approximately $3.0 million.

At April 30, 2019, the Company’s investment in MVC Environmental consisted of common stock with a cost basis of approximately $6.1 million and a fair value of approximately $0 and a senior secured loan with an outstanding balance and cost basis of $6.9 million and a fair value of $0.  The Company reserved in full against all of the accrued interest starting July 1, 2017.  David Williams, representative of the Company, serves as a director of MVC Environmental.

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

On December 27, 2018, the Company received a dividend of approximately $543,000 from the PE Fund related to Focus Pointe Global.

During the six month period ended April 30, 2019, the Valuation Committee decreased the fair value of the general partnership interest and limited partnership interest in the PE Fund by a total of approximately $306,000.

At April 30, 2019, the limited partnership interest in the PE Fund had a cost of approximately $9.0 million and a fair value of approximately $12.1 million.  The Company’s general partnership interest in the PE Fund had a cost basis of approximately $230,000 and a fair value of approximately $308,000.  As of April 30, 2019, the PE Fund had investments in Gibdock Limited, Focus Pointe Holdings, Inc. and Advanced Oilfield Services, LLC.

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

On April 25, 2019, the $1.0 million guarantee and the $2.0 million letter of credit were refinanced and replaced with a new $3.0 million letter of credit.  The letter of credit had a fair value of approximately -$643,000 or a liability of $643,000 as of April 30, 2019.  The $3.0 million letter of credit is collateralized with Credit Facility IV.

During the six month period ended April 30, 2019, the Company loaned $750,000 to RuMe.

On April 26, 2019, RuMe made a principal payment on the revolver of $500,000.

During the six month period ended April 30, 2019, the Valuation Committee decreased the fair values of the series B-1 preferred stock by approximately $1.5 million and the letters of credit by approximately $585,000 and increased the guarantee by approximately $23,000.

At April 30, 2019, the Company’s investment in RuMe consisted of 5,297,548 shares of common stock with a cost basis of approximately $924,000 and a fair value of $0, 4,999,076 shares of series B-1 preferred stock with a cost basis of approximately $1.0 million and a fair value of approximately $206,000, 23,896,634 shares of series C preferred stock with a cost basis and a fair value of approximately $3.4 million, a revolver with an outstanding balance, cost basis and fair value of approximately $1.8 million and a subordinated note with an outstanding balance, cost basis and a fair value of approximately $3.4 million. The warrants have a cost basis of approximately $336,000 and a fair value of $0 and the letter of credits was fair valued at approximately -$643,000 or a liability of approximately $643,000.

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

During the six month period ended April 30, 2019, the Valuation Committee increased the fair value of the common equity interest by $3.7 million and increased the fair value of the letter of credit by approximately $29,000.

At April 30, 2019, the Company’s investment in Security Holdings consisted of common equity interest with a cost basis of approximately $51.2 million and a fair value of approximately $35.0 million, a bridge loan with an outstanding balance, cost basis and fair value of approximately $4.9 million, a senior subordinated loan with an outstanding balance, cost basis and fair value of approximately $5.3 million and a letter of credit with a fair value of approximately -$58,000 or a liability of $58,000.

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

At April 30, 2019, the Company’s investment in Tin Roof consisted of a second lien loan with an outstanding balance of approximately $3.8 million, a cost basis of approximately $3.7 million and a fair value of approximately $3.8 million.

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

During the six month period ended April 30, 2019, the Valuation Committee decreased the fair value of the loan by approximately $37,000.

At April 30, 2019, the Company’s investment in Trientis consisted of a first lien loan with an outstanding balance and cost basis of approximately $1.2 million and a fair value of approximately $347,000 and a warrant with a cost basis of approximately $68,000 and a fair value of $0.

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

At April 30, 2019, the Company’s investment in Tuf-Tug consisted of a second lien loan with an outstanding balance, a cost basis and a fair value of approximately $4.9 million and 24.6 shares of common stock with a cost basis and fair value of $750,000.

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

During the six month period ended April 30, 2019, the Valuation Committee increased the fair value of the senior subordinated loans by approximately $109,000.

At April 30, 2019, the senior subordinated loan had an outstanding balance and cost basis of approximately $7.7 million and a fair value of approximately $7.4 million and the third lien loan had an outstanding balance and cost basis of approximately $1.2 million and a fair value of approximately $1.1 million.

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

At April 30, 2019, the senior term loan had an outstanding amount, cost basis and fair value of approximately $5.5 million.

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

During the six month period ended April 30, 2019, the Valuation Committee decreased the fair value of the loan by $440,000.

At April 30, 2019, the Company’s investment in U.S. Gas, an indirect subsidiary of Crius, consisted of a second lien loan with an outstanding balance and cost basis of approximately $37.5 million and a fair value of approximately $39.0 million.

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

During the six month period ended April 30, 2019, the Valuation Committee decreased the fair value of the common stock by $3.1 million.

At April 30, 2019, the Company’s investment in SCSD consisted of 784 shares of class B common stock with a cost basis of approximately $5.5 million and a fair value of approximately $2.3 million, a secured loan and senior secured loan each with an outstanding balance, cost basis and fair value of $1.5 million, totaling $3.0 million.

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

At April 30, 2019, the Company had investments in portfolio companies totaling $331.8 million.  Also, on that date, the Company had approximately $6.9 million in cash equivalents and approximately $15.8 million in cash and restricted cash.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.  Pending investments in portfolio companies pursuant to our principal investment strategy, the Company may make other short-term or temporary investments, including in exchange-traded funds and private investment funds offering periodic liquidity.

During the six month period ended April 30, 2019, the Company made one new investment, committing capital that totaled approximately $1.9 million.  Pursuant to the Order, that allows the Company to co-invest, subject to certain conditions, with certain affiliated private funds as described in the Order, each of the Company and the Private Fund co-invested in GTM ($1.9 million investment for the Company).

During the six month period ended April 30, 2019, the Company made follow-on investments in two portfolio company that totaled approximately $3.3 million.  On December 21, 2018, the Company loaned an additional $2.0 million to Custom Alloy in the form of a second lien loan with an interest rate of 11% and a maturity date of December 23, 2019.  On April 30, 2019, Custom Alloy redeemed its series A, B and C preferred shares and consolidated its second lien loans in exchange for two second lien loans of approximately $32.5 million and $6.1 million with interest rates of 15% and maturity dates of April 30, 2022.  The Company also funded approximately $595,000 at the time.  During the six month period ended April 30, 2019, the Company loaned $750,000 to RuMe.

Current commitments include:

Commitments to Portfolio Companies:

At April 30, 2019 and October 31, 2018, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded as of April 30, 2019
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Custom Alloy	$3.0 million	—
Total	$23.1 million	$14.6 million

Portfolio Company	Amount Committed	Amount Funded as of October 31, 2018
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Guarantees:

At April 30, 2019 and October 31, 2018, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded as of April 30, 2019
MVC Automotive	$4.9 million	—
Total	$4.9 million	—

Guarantee	Amount Committed	Amount Funded as of October 31, 2018
MVC Automotive	$6.2 million	—
RuMe	$1.0 million	—
Total	$7.2 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At April 30, 2019, the Valuation Committee estimated the combined fair values of the guarantee obligations noted above to be $0 or a liability of approximately $0.

These guarantees are further described below, together with the Company’s other commitments.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  Over time, Erste Bank, the bank extending the mortgage to MVC Automotive, increased the amount of the mortgage. The balance of the guarantee as of April 30, 2019 is approximately 4.3 million Euro (equivalent to approximately $4.9 million).

The Company agreed to cash collateralize a $300,000 third party letter of credit for RuMe, which is now collateralized with Credit Facility IV and still a commitment of the Company as of April 30, 2019.  Previously, the Company guaranteed $1.0 million of RuMe’s indebtedness to Colorado Business Bank and also provided RuMe an additional $2.0 million letter of credit.  On April 25, 2019, the $1.0 million guarantee and the $2.0 million letter of credit were refinanced and replaced with a new $3.0 million letter of credit.  The letter of credit had a fair value of approximately -$643,000 or a liability of $643,000 as of April 30, 2019.  The $3.0 million letter of credit is collateralized with Credit Facility IV.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  The investment period related to the PE Fund has ended.  Additional capital may be called for follow-on investments in existing portfolio companies of the PE Fund or to pay operating expenses of the PE Fund until the partnership is terminated.  On December 27, 2018, the Company received proceeds of approximately $7.5 million from the PE Fund related to the sale of Plymouth Rock Energy, LLC, a portfolio company of the PE Fund.  The Company’s pro-rata share of the PE Fund’s cost basis in the Plymouth Rock Energy, LLC investment totaled approximately $2.5 million, resulting in a realized gain of approximately $5.0 million.  As of April 30, 2019, $14.6 million of the Company’s commitment was funded.

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

On February 28, 2018, the Company committed $6.0 million to Custom Alloy in the form of a first lien loan with an interest rate of 10% and a maturity date of October 31, 2018.  On November 9, 2018, Custom Alloy repaid its first lien loan in full, including all accrued interest.  The loan is no longer a commitment of the Company as of April 30, 2019.

During the fiscal year ended October 31, 2018, the Company provided Custom Alloy a $2.0 million and a $1.4 million letter of credit as part of a restructuring.  The $2.0 million letter of credit matured on November 27, 2018 and is no longer a commitment of the Company.   On October 31, 2018, the $1.4 million letter of credit was drawn, which resulted in the Company receiving a $1.4 million term note with a 15% interest rate and a maturity date of October 31, 2021.  On November 13, 2018, Custom Alloy repaid its $1.4 million second lien loan in full, including all accrued interest.  The loan is no longer a commitment of the Company as of April 30, 2019.

During the fiscal year ended October 31, 2018, the Company provided Security Holdings a 3.3 million Euro letter of credit.  The letter of credit had a fair value of approximately -$58,000 or a liability of $58,000 as of April 30, 2019.  The letter of credit is collateralized with Credit Facility IV.

On April 30, 2019, the Company provided Custom Alloy a $3.0 million line of credit with a 15% interest rate and a maturity date of April 30, 2020.  There was no amount outstanding as of April 30, 2019.

As of April 30, 2019, the total fair value associated with potential obligations related to guarantees and letters of credit was approximately -$701,000 or a liability of $701,000.

Commitments of the Company

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with BB&T. On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  On December 1, 2015, Credit Facility II was renewed and expired on May 31, 2016, at which time all outstanding amounts under it were due and repaid.  On June 30, 2016, Credit Facility II was renewed and reduced to a $50 million revolving credit facility, which expired on February 28, 2017, as of which time all outstanding amounts under it were due and repaid.  On February 28, 2017, Credit Facility II was renewed and increased to a $100 million revolving credit facility and expired on August 31, 2017.  On August 31, 2017, Credit Facility II was renewed and decreased to a $25 million revolving credit facility, which was to expire on August 31, 2018.  There was no change to the interest rate or unused fee on the revolving credit facility. The Company incurred closing costs associated with this transaction of $62,500.  On August 10, 2018, Credit Facility II was renewed to August 30, 2019.  The Company incurred closing costs associated with this transaction of $50,000 with no change in terms other than the expiration date.  At October 31, 2018 and April 30, 2019, there was $25.0 million outstanding on Credit Facility II.  Credit Facility II is used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 125 basis points.  In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid closing fees, legal and other costs associated with these transactions.  These costs are amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.  As of April 30, 2019, the Company was in compliance with all covenants related to Credit Facility II.

On December 9, 2015, the Company entered into a three-year, $50 million revolving borrowing base credit facility (“Credit Facility III”) with Santander Bank N.A. as a lender and lead agent and Wintrust Bank as a lender and syndication agent.  Credit Facility III was to expire on December 9, 2018.  Credit Facility III can, under certain conditions, be increased up to $85 million.  The new facility bears an interest rate of LIBOR plus 3.75% or the prime rate plus 1% (at the Company’s option), and includes a 1% closing fee of the commitment amount and a 0.75% unused fee.  The compensating balance for the revolving credit facility is $5.0 million, which is reflected as restricted cash on the Company’s Consolidated Balance Sheets.  On February 26, 2018, in connection with the U.S. Gas Sale, Credit Facility III was amended, effective as of July 5, 2017, to exclude from pledged collateral the U.S. Gas second lien loan.  On May 7, 2018, the terms of Credit Facility III were amended to, among other things: (i) increase the limit for unsecured indebtedness and certain unsecured guaranty obligations of portfolio companies of the Company to $10,000,000 and (ii) increase the limit on permitted investments of the Company with respect to certain debt, equity and follow-on investments to $28,500,000.  All other material terms of Credit Facility III remained unchanged.  As of October 31, 2018, there was no outstanding balance on Credit Facility III and the Company was in compliance with all covenants related to Credit Facility III.  On December 7, 2018, Credit Facility III was renewed until March 9, 2019.  On January 29, 2019, Credit Facility III was terminated.    As of April 30, 2019, Credit Facility III was no longer a commitment of the Company.

On November 15, 2017, the Company completed a public offering of $100,000,000 aggregate principal amount of its 6.25% senior notes due November 30, 2022 (“Senior Notes II”). In addition, on November 20, 2017, the underwriters exercised an over-allotment option to purchase an additional $15 million in aggregate principal amount of Senior Notes II (together with the offering on November 15, the “Offering”).  The Senior Notes II have an interest rate of 6.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  After deducting underwriting fees and discounts and expenses, the Offering resulted in net proceeds to the Company of approximately $111.4 million.  The Offering expenses incurred are amortized over the term of the Senior Notes II.  Proceeds from the offering were used to repay the Senior Notes in full, including all accrued interest.  As of April 30, 2019, the Senior Notes II had a total outstanding amount of $115.0 million, net of deferred financing fees the balance was approximately $112.3 million, with a market value of approximately $118.1 million.

On January 29, 2019, the Company entered into a three year, $35 million revolving credit facility (“Credit Facility IV”) with People’s United Bank, National Association as lender and lead agent. Credit Facility IV can, under certain conditions, be increased up to $85 million. Credit Facility IV will expire on January 29, 2022, at which time all outstanding amounts under Credit Facility IV will be due and payable.  Borrowings under the Credit Facility bear interest at a rate of LIBOR plus 2.85%, or the prime rate plus 0.5% at the Company’s discretion. In addition, the Company was subject to (i) a closing fee of 1% of the commitment amount paid at closing, (ii) a one-time structuring fee in the amount of $100,000 paid at closing, (iii) an unused line fee, which is payable monthly, of 0.75% if the Company draws less than $25 million on Credit Facility IV or 0.60% if the Company draws more than $25 million on Credit Facility IV, and (iv) an annual administrative agent fee in the amount of $100,000 in 2019 and $200,000 in each year thereafter. The compensating balance for the revolving credit facility is $5.0 million, which is reflected as restricted cash on the Company’s Consolidated Balance Sheets.  As of April 30, 2019, there was $13.0 million outstanding on Credit Facility IV and the Company was in compliance with the maximum balance sheet leverage covenant related to Credit Facility IV.

The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

Subsequent Events

On May 1, 2019, the Company loaned $6.5 million in Powers Equipment Acquisition Company, LLC in the form of a first lien loan with an interest rate of 13.5% and a maturity date of April 30, 2024.

On May 10, 2019, the Company loaned $8.0 million in International Precision Components Corporation in the form of a second lien loan with an interest rate of 15.5% and a maturity date of October 3, 2024.

On June 7, 2019, the Company loaned $3.5 million to GTM increasing the second lien loan amount to approximately $5.0 million. The interest rate is unchanged and the maturity date was extended to December 7, 2024. The Company also invested approximately $420,000 for additional shares of common stock.

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

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments, and escrow receivables, which represent approximately 92.5% of the Company’s total assets at April 30, 2019.  As discussed in Note 8 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. The Company may make short-term investments in 90-day Treasury Bills or longer-term treasury notes, which are federally guaranteed securities, or other investments, including exchange-traded funds, private investment funds and designated money market accounts, pending investments in portfolio companies made pursuant to our principal investment strategy.

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

At April 30, 2019, approximately 78.2% of our total assets represented portfolio investments recorded at fair value.

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

On October 31, 2018, the Company did not have a net capital loss carryforward. The Company had approximately $88.6 million in unrealized losses as of April 30, 2019.  If we experience an aggregate 50% shift in the ownership of our common stock from shareholder transactions over a three year period (e.g., if a shareholder acquires 5% or more of our outstanding shares of common stock, or if a shareholder who owns 5% or more of our outstanding shares of common stock significantly increases or decreases its investment in the Company), our ability to utilize our capital loss carryforwards to offset future capital gains may be severely limited.  Further, in the event that we are deemed to have failed to meet the requirements to qualify as a RIC, our ability to use our capital loss carryforwards could be adversely affected.   Please see Note 12 of our consolidated financial statements “Tax Matters” for more information.

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

We are subject to market discount risk.

As with any stock, the price of our shares will fluctuate with market conditions and other factors. If shares are sold, the price received may be more or less than the original investment. Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our NAV, but will depend upon the market price of the shares at the time of sale. Since the market price of our shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the shares will trade at, below or above our NAV. Although our shares, from time to time, had traded at a premium to our NAV, in more recent years, our shares have traded at a discount to NAV, which discount may fluctuate over time. Our common stock has historically traded at prices below our net asset value per share and was trading as of April 30, 2019 at an approximately 29.3% discount to NAV.  Therefore, shareholders selling their shares will likely have to sell at a significant discount to NAV per share.

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

As of April 30, 2019, we have approximately $115.0 million in aggregate principal amount of Senior Notes II (as defined above), due on November 30, 2022.  We also have access to leverage through credit facilities.

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

As of April 30, 2019, 1.4% of the Company’s assets consisted of Legacy Investments.  These investments were made pursuant to the Company’s prior investment objective of seeking long-term capital appreciation from venture capital investments in information technology companies. Generally, a cash return may not be received on these investments until a “liquidity event,” i.e., a sale, public offering or merger, occurs. Until then, these Legacy Investments remain in the Company’s portfolio. The Company is managing them to seek to realize maximum returns.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of portfolio companies and/or in a limited number of industries.  For example, as of April 30, 2019, the fair value of our largest investment, Crius, including its wholly-owned indirect subsidiary, U.S. Gas (collectively, “Crius”) comprised 26.2% of our net assets.  On February 7, 2019, Vistra Energy and Crius announced that they entered into a definitive agreement pursuant to which Vistra Energy will acquire Crius for cash consideration of CAN$7.57 per trust unit.  On February 20, 2019, Vistra Energy agreed to increase its acquisition price for Crius to CAN$8.80 per trust unit, an increase of CAN$1.23 per trust unit.  Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may continue to be significantly represented among our investments.  To the extent that we have large positions in the securities of a small number of portfolio companies, we are subject to an increased risk of significant loss should the performance or financial condition of these portfolio companies or their respective industries deteriorate.  We may also be more susceptible to any single economic or regulatory occurrence as a result of holding large positions in a small number of portfolio companies.  See the risk factor below regarding the industry in which Crius operates.

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

There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

A description of the risk factors associated with our business is set forth in the “Quantitative and Qualitative Disclosures about Market Risk” section, above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities for the quarter ended April 30, 2019.

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

Date: June 10, 2019
/s/ Michael Tokarz
Michael Tokarz

In the capacity of the officer who performs the functions of Principal Executive Officer.

MVC CAPITAL, INC.

Date: June 10, 2019
/s/ Scott Schuenke
Scott Schuenke

In the capacity of the officer who performs the functions of Principal Financial Officer.