Form 10-Q
period 2019-07-31
MVC CAPITAL, INC.
filed 2019-09-09
CIK 1099941

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 814-00201

MVC CAPITAL, INC.

(Exact name of the registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3346760 (I.R.S. Employer Identification No.)

287 Bowman Avenue 2nd Floor Purchase, New York (Address of principal executive offices)	10577 (Zip Code)

Registrant’s telephone number, including area code:  (914) 701-0310

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MVC	New York Stock Exchange
Senior Notes	MVCD	New York Stock Exchange

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

There were 17,725,118 shares of the registrant’s common stock, $.01 par value, outstanding as of September 6, 2019.

MVC Capital, Inc.

(A Delaware Corporation)

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.

Consolidated Balance Sheets

	July 31,	October 31,
	2019	2018
	(Unaudited)
ASSETS
Assets
Cash	$1,651,952	$9,803,800
Restricted cash (cost $0 and $5,300,629)	—	5,300,629
Restricted cash equivalents (cost $5,010,243 and $0)	5,010,243	—
Cash equivalents (cost $15,190,805 and $783,271)	15,190,805	783,271
Investments at fair value
Non-control/Non-affiliated investments (cost $245,157,322 and $203,068,014)	229,888,718	188,919,833
Affiliate investments (cost $93,784,009 and $116,062,640)	56,352,756	70,489,501
Control investments (cost $87,399,253 and $90,501,322)	53,163,314	65,097,978
Total investments at fair value (cost $426,340,584 and $409,631,976)	339,404,788	324,507,312
Escrow receivables, net of reserves	1,085,000	969,000
Dividends and interest receivables, net of reserves	3,543,559	2,913,910
Deferred financing fees	700,892	87,850
Fee and other receivables, net of reserves	2,365,725	2,382,463
Prepaid expenses	280,171	330,071

Total assets	$369,233,135	$347,078,306

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Senior notes II	$112,517,280	$111,958,650
Revolving credit facility IV	22,100,000	—
Incentive compensation payable	2,502,961	2,502,961
Professional fees payable	77,387	166,522
Management fee payable	1,026,831	934,813
Accrued expenses and liabilities	180,423	220,447
Interest payable	668,923	656,847
Management fee payable - Asset Management	326,261	107,079
Consulting fees payable	311,558	154,443
Portfolio fees payable - Asset Management	748,281	664,462
Guarantees/Letters of Credit	848,606	2,866,516
Payable for shares repurchased	—	62,898
Transaction fees payable	7,840	57,166
Taxes payable	1,887	2,056

Total liabilities	141,318,238	120,354,860

Commitments and Contingencies (Note 9)

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 28,304,448 shares issued and 17,725,118 and 18,192,804 shares outstanding as of July 31, 2019 and October 31, 2018, respectively	283,044	283,044
Additional paid-in-capital	408,583,787	408,583,787
Accumulated earnings	144,065,692	135,596,655
Dividends paid to stockholders	(176,614,317)	(168,616,544)
Accumulated net realized gain	43,361,980	38,778,647
Net unrealized depreciation	(85,252,420)	(85,459,198)
Treasury stock, at cost, 10,579,330 and 10,111,644 shares held, respectively	(106,512,869)	(102,442,945)

Total shareholders’ equity	227,914,897	226,723,446

Total liabilities and shareholders’ equity	$369,233,135	$347,078,306

Net asset value per share	$12.86	$12.46

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Nine Month Period	For the Nine Month Period
	November 1, 2018 to	November 1, 2017 to
	July 31, 2019	July 31, 2018
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$395,543	$—
Affiliate investments (net of foreign taxes withheld of $154,269 and $179,701, respectively) *	698,107	1,420,053
Control investments	542,693	—

Total dividend income	1,636,343	1,420,053

Payment-in-kind dividend income
Non-control/Non-affiliated investments	1,196,260	—

Total payment-in-kind dividend income	1,196,260	—

Interest income
Non-control/Non-affiliated investments	14,347,352	11,329,603
Affiliate investments	—	38,139
Control investments	325,284	267,626

Total interest income	14,672,636	11,635,368

Payment-in-kind/Deferred interest income
Non-control/Non-affiliated investments	3,307,666	2,215,125
Affiliate investments	581,846	285,110
Control investments	379,338	121,281

Total payment-in-kind/Deferred interest income	4,268,850	2,621,516

Fee income
Non-control/Non-affiliated investments	89,299	247,864

Total fee income	89,299	247,864

Fee income - Asset Management [1]
Portfolio fees	347,914	542,820
Management fees	292,243	271,178

Total fee income - Asset Management	640,157	813,998

Total operating income	22,503,545	16,738,799

Operating Expenses:
Interest and other borrowing costs [2]	7,277,321	8,501,352
Management fee	4,746,192	4,394,066
Audit & tax preparation fees	979,980	594,000
Consulting fees	821,389	708,000
Other expenses *	448,596	540,103
Legal fees	401,400	473,155
Directors’ fees	282,448	248,100
Portfolio fees - Asset Management [1]	260,936	407,115
Management fee - Asset Management [1]	219,182	203,383
Insurance	206,334	201,656
Administration	123,411	129,945
Public relations fees	105,094	98,365
Printing and postage	53,100	47,785
Loss on extinguishment of debt	—	1,782,705
Net Incentive compensation (Note 11)	—	(2,060,992)

Total operating expenses	15,925,383	16,268,738

Less: Voluntary expense waiver by Adviser [3]	(112,500)	(112,500)
Less: Voluntary management fee waiver by Adviser [4]	(1,779,822)	(1,471,399)

Total waivers	(1,892,322)	(1,583,899)

Net operating income before taxes	8,470,484	2,053,960

Tax Expenses:
Current tax expense	1,447	1,442

Total tax expense	1,447	1,442

Net operating income	8,469,037	2,052,518

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized gain (loss) on investments
U.S. Treasury obligations	104,858	(95,355)
Non-control/Non-affiliated investments	3,226,317	(3,158,367)
Affiliate investments	(3,727,289)	3,455,430
Control investments	4,965,552	—
Foreign currency	13,895	(618)

Total net realized gain on investments	4,583,333	201,090

Net unrealized appreciation (depreciation) on investments	206,778	(10,567,061)

Net realized and unrealized gain (loss) on investments	4,790,111	(10,365,971)

Net increase (decrease) in net assets resulting from operations	$13,259,148	$(8,313,453)

Net increase (decrease) in net assets per share resulting from operations	$0.75	$(0.45)

Dividends declared per share [5]	$0.450	$0.450

Weighted average number of shares outstanding	17,810,123	19,282,604

The accompanying notes are an integral part of these consolidated financial statements.

1 These items are related to the management of the MVC Private Equity Fund, L.P. (“PE Fund”). Please see Note 10 “Management” for more information.

2 Interest and other borrowing costs includes $262,705 and $784,969 of interest associated with installment sale treatment on the USG&E note.  Please see Note 12 “Tax Matters” for more information.

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

MVC Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Quarter	For the Quarter
	May 1, 2019 to	May 1, 2018 to
	July 31, 2019	July 31, 2018
Operating Income:
Dividend income
Affiliate investments (net of foreign taxes withheld of $0 and $59,405, respectively) *	$—	$467,100

Total dividend income	—	467,100

Payment-in-kind dividend income
Non-control/Non-affiliated investments	—	—

Total payment-in-kind dividend income	—	—

Interest income
Non-control/Non-affiliated investments	5,924,050	4,160,019
Affiliate investments	—	14,439
Control investments	109,618	105,135

Total interest income	6,033,668	4,279,593

Payment-in-kind/Deferred interest income
Non-control/Non-affiliated investments	899,710	806,603
Affiliate investments	140,621	175,031
Control investments	132,648	65,766

Total payment-in-kind/Deferred interest income	1,172,979	1,047,400

Fee income
Non-control/Non-affiliated investments	38,101	114,406

Total fee income	38,101	114,406

Fee income - Asset Management [1]
Portfolio fees	119,248	149,156
Management fees	104,944	94,210

Total fee income - Asset Management	224,192	243,366

Total operating income	7,468,940	6,151,865

Operating Expenses:
Interest and other borrowing costs [2]	2,510,677	2,402,894
Management fee	1,642,930	1,487,189
Audit & tax preparation fees	151,300	84,000
Consulting fees	334,519	257,000
Other expenses *	140,763	129,624
Legal fees	123,000	290,836
Directors’ fees	94,000	85,100
Portfolio fees - Asset Management [1]	89,436	111,867
Management fee - Asset Management [1]	78,708	70,657
Insurance	69,516	67,320
Administration	41,589	43,135
Public relations fees	26,000	36,120
Printing and postage	16,800	17,300
Net Incentive compensation (Note 11)	—	(1,316,475)

Total operating expenses	5,319,238	3,766,567

Less: Voluntary expense waiver by Adviser [3]	(37,500)	(37,500)
Less: Voluntary management fee waiver by Adviser [4]	(616,099)	(557,696)

Total waivers	(653,599)	(595,196)

Net operating income before taxes	2,803,301	2,980,494

Tax Expenses:
Current tax expense	485	482

Total tax expense	485	482

Net operating income	2,802,816	2,980,012

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized gain (loss) on investments
U.S. Treasury obligations	84,375	(95,355)
Non-control/Non-affiliated investments	2,910	(257,077)
Affiliate investments	(3,795,709)	3,455,430
Control investments	(218,992)	—
Foreign currency	11,733	(985)

Total net realized gain (loss) on investments	(3,915,683)	3,102,013

Net unrealized appreciation (depreciation) on investments	1,460,783	(11,951,877)

Net realized and unrealized loss on investments	(2,454,900)	(8,849,864)

Net increase (decrease) in net assets resulting from operations	$347,916	$(5,869,852)

Net increase (decrease) in net assets per share resulting from operations	$0.02	$(0.32)

Dividends declared per share [5]	$0.150	$0.150

Weighted average number of shares outstanding	17,725,118	18,820,528

The accompanying notes are an integral part of these consolidated financial statements.

1 These items are related to the management of the MVC Private Equity Fund, L.P. (“PE Fund”). Please see Note 10 “Management” for more information.

2 Interest and other borrowing costs includes $86,285 and $699,979 of interest associated with installment sale treatment on the USG&E note.  Please see Note 12 “Tax Matters” for more information.

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

MVC Capital, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Month Period	For the Nine Month Period
	November 1, 2018 to	November 1, 2017 to
	July 31, 2019	July 31, 2018
Cash flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$13,259,148	$(8,313,453)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	(4,583,333)	(201,090)
Net change in unrealized depreciation (appreciation)	(206,778)	10,567,061
Amortization of discounts and fees	(232,955)	(224,152)
Increase in accrued payment-in-kind dividends and interest	(5,143,943)	(2,244,828)
Amortization of deferred financing fees	968,257	954,998
Loss on extinguishment of debt	—	1,782,705
Changes in operating assets and liabilities:
Dividends, interest and fees receivable	(629,649)	(533,035)
Fee and other receivables	16,738	(676,727)
Escrow receivables, net of reserves	(116,000)	(935,000)
Receivable for Investment Sold	—	(5,787,729)
Prepaid expenses	49,900	35,704
Incentive compensation (Note 5)	—	(3,945,297)
Other liabilities	322,658	(1,286,021)
Purchases of equity investments	(4,268,340)	(468,562)
Purchases of debt instruments	(36,751,624)	(50,398,591)
Purchases of short-term investments	(49,991,103)	(24,996,182)
Proceeds from equity investments	30,803,643	6,722,729
Proceeds from debt instruments	3,395,440	12,243,683
Sales/maturities of short-term investments	50,094,859	24,901,266

Net cash used in operating activities	(3,013,082)	(42,802,521)

Cash flows from Financing Activities:
Borrowings from senior notes	—	115,000,000
Repayments from senior notes	—	(114,408,750)
Borrowings from revolving credit facility II	50,000,000	—
Repayments from revolving credit facility II	(50,000,000)	—
Borrowings from revolving credit facility IV	26,100,000	—
Repayments from revolving credit facility IV	(4,000,000)	—
Repurchase of common stock	(4,069,924)	(25,100,502)
Financing fees paid	(1,053,921)	(3,707,369)
Distributions paid to shareholders	(7,728,062)	(8,215,867)
Repurchases of common stock under dividend reinvestment plan	(269,711)	(253,371)

Net cash provided by (used in) financing activities	8,978,382	(36,685,859)

Net change in cash, cash equivalents, restricted cash and restricted cash equivalents, for the period	5,965,300	(79,488,380)

Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	$15,887,700	$106,674,568

Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$21,853,000	$27,186,188

During the nine month periods ended July 31, 2019 and 2018 MVC Capital, Inc. paid $6,018,487 and $7,143,752 in interest expense, respectively.

During the nine month periods ended July 31, 2019 and 2018 MVC Capital, Inc. paid $1,616 and $1,920 in income taxes, respectively.

Non-cash activity:

During the nine month periods ended July 31, 2019 and 2018, MVC Capital, Inc. recorded payment in-kind dividend and interest of $5,143,943 and $2,244,828, respectively. This amount was added to the principal balance of the investments and recorded as dividend/interest income.

During the nine month periods ended July 31, 2019 and 2018, the Plan Agent purchased 29,543 and 25,043 shares of common stock in the open market in order to satisfy the reinvestment portion of our dividends.

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

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Changes in Net Assets

					Accumulated	Net Unrealized
For the Nine Month Period November 1, 2017 to	Common	Additional	Accumulated	Dividends Paid	Net Realized	Appreciation	Treasury	Total Net
July 31, 2018 (Unaudited)	Stock	Paid-In-Capital	Earnings	to Stockholders	Gain (Loss)	(Depreciation)	Stock	Asset Value

Balances at October 31, 2017	$283,044	$418,208,458	$122,455,573	$(157,414,605)	$38,434,807	$(70,965,264)	$(71,512,945)	$279,489,068

Net increase (decrease) resulting from operations	—	—	2,052,518	—	201,090	(10,567,061)	—	(8,313,453)
Distributions from Income	—	—	—	—	—	—	—	—
Distributions from return of capital	—	—	—	(8,469,238)	—	—	—	(8,469,238)
Issuance of common stock under dividend reinvestment plan	253,371	—	—	—	—	—	—	253,371
Repurchase of common stock under dividend reinvestment plan	(253,371)	—	—	—	—	—	—	(253,371)
Repurchase expenses	—	(100,513)	—	—	—	—	—	(100,513)
Repurchase of common stock	—	—	—	—	—	—	(24,999,989)	(24,999,989)

Balances at July 31, 2018	$283,044	$418,107,945	$124,508,091	$(165,883,843)	$38,635,897	$(81,532,325)	$(96,512,934)	$237,605,875

For the Nine Month Period November 1, 2018 to
July 31, 2019(Unaudited)

Balances at October 31, 2018	$283,044	$408,583,787	$135,596,655	$(168,616,544)	$38,778,647	$(85,459,198)	$(102,442,945)	$226,723,446

Net increase (decrease) resulting from operations	—	—	8,469,037	—	4,583,333	206,778	—	13,259,148
Distributions from Income	—	—	—	(7,997,773)	—	—	—	(7,997,773)
Issuance of common stock under dividend reinvestment plan	269,711	—	—	—	—	—	—	269,711
Repurchase of common stock under dividend reinvestment plan	(269,711)	—	—	—	—	—	—	(269,711)
Repurchase of common stock	—	—	—	—	—	—	(4,069,924)	(4,069,924)

Balances at July 31, 2019	$283,044	$408,583,787	$144,065,692	$(176,614,317)	$43,361,980	$(85,252,420)	$(106,512,869)	$227,914,897

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

	For the Nine Month Period		For the Nine Month Period		For the
	November 1, 2018 to		November 1, 2017 to		Year Ended
	July 31, 2019		July 31, 2018		October 31, 2018
	(Unaudited)		(Unaudited)

Net asset value, beginning of period/year	$12.46		$13.24		$13.24

Income from operations:
Net operating income (loss)	0.48		0.10		0.20
Net realized and unrealized gain (loss) on investments	0.27		(0.55)		(0.75)

Total gain (loss) from investment operations	0.75		(0.45)		(0.55)

Less distributions from:
Income	(0.45)		—		(0.02)
Realized gain	—		—		(0.13)
Return of capital	—		(0.45)		(0.45)

Total distributions	(0.45)		(0.45)		(0.60)

Capital share transactions
Anti-dilutive effect of share repurchase program	0.10		0.28		0.37

Total capital share transactions	0.10		0.28		0.37

Net asset value, end of period/year	$12.86		$12.62		$12.46

Market value, end of period/year	$9.57		$9.38		$9.05

Market discount	(25.58)%		(25.67)%		(27.37)%

Total Return - At NAV (a)	6.91%		(1.35)%		(1.46)%

Total Return - At Market (a)	10.94%		(8.30)%		(10.06)%

Ratios and Supplemental Data:

Portfolio turnover ratio	10.04%		6.10%		7.21%

Net assets, end of period/year (in thousands)	$227,915		$237,606		$226,723

Ratios to average net assets:
Expenses including tax expense	8.32	%(c)	7.73	%(c)	7.70%
Expenses excluding tax expense	8.32	%(c)	7.73	%(c)	7.70%

Net operating income (loss) before tax expense	5.02	%(c)	1.08	%(c)	1.51%
Net operating income (loss) after tax expense	5.02	%(c)	1.08	%(c)	1.51%

Ratios to average net assets excluding waivers:
Expenses including tax expense	9.44	%(c)	8.56	%(c)	8.58%
Expenses excluding tax expense	9.44	%(c)	8.56	%(c)	8.57%

Net operating income (loss) before tax expense	3.90	%(c)	0.25	%(c)	0.63%
Net operating income (loss) after tax expense	3.90	%(c)	0.25	%(c)	0.63%

(a) Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the period/year.

(b) Supplemental Ratio information

Ratios to average net assets: (b)
Expenses excluding incentive compensation	8.32	%(c)	8.81	%(c)	8.53%
Expenses excluding incentive compensation, interest and other borrowing costs	4.00	%(c)	4.34	%(c)	4.20%

Net operating income (loss) before incentive compensation	5.02	%(c)	—	%(c)	0.68%
Net operating income before incentive compensation, interest and other borrowing costs	9.34	%(c)	4.47	%(c)	5.00%

Ratios to average net assets excluding waivers: (b)
Expenses excluding incentive compensation	9.44	%(c)	9.65	%(c)	9.40%
Expenses excluding incentive compensation, interest and other borrowing costs	5.13	%(c)	5.17	%(c)	5.08%

Net operating income (loss) before incentive compensation	3.90	%(c)	(0.84	)%(c)	(0.20)%
Net operating income before incentive compensation, interest and other borrowing costs	8.21	%(c)	3.64	%(c)	4.13%

(c) Annualized.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

July 31, 2019

(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value

Non-control/Non-affiliated investments- 100.87% (a), (c), (f), (g)
Apex Industrial Technologies, LLC	Supply Chain Equipment Manufacturer	First Lien Loan 12.0000% Cash, 12/31/2019 (k), (n)	$15,000,000	$14,891,774	$15,000,000
Array Information Technology, Inc.	Information Technology Products and Services	Second Lien Loan 12.0000% Cash, 4.0000% PIK, 10/03/2023 (b), (k), (n), (p)	6,196,094	6,106,983	6,258,040
		Warrants (d), (n)	1	—	—
				6,106,983	6,258,040
Black Diamond Equipment Rentals, LLC	Equipment Rental	Second Lien Loan 12.5000% Cash, 06/27/2022 (k), (n)	7,500,000	7,144,062	7,575,000
		Warrants (d), (n)	1	400,847	952,000
				7,544,909	8,527,000
Custom Alloy Corporation	Manufacturer of Pipe Fittings and Forgings	Second Lien Loan 12.0000% Cash, 3.0000% PIK, 04/30/2022 (b), (k), (n)	32,471,814	32,471,814	32,143,980
		Second Lien Loan 12.0000% Cash, 3.0000% PIK, 04/30/2022 (b), (k), (n)	6,128,187	6,128,187	6,066,316
		Revolver 12.0000% Cash, 3.0000% PIK, 04/30/2020 (b), (k), (n)	800,000	800,000	800,000
				39,400,001	39,010,296
Dukane IAS,LLC	Welding Equipment Manufacturer	Second Lien Note 10.5000% Cash, 2.5000% PIK, 11/17/2020 (b), (k), (n)	4,460,683	4,422,486	4,515,007
Essner Manufacturing, LP	Defense/Aerospace Parts Manufacturing	First Lien Loan 11.5000% Cash, 12/20/2022 (k), (n), (o)	3,588,607	3,540,073	3,588,607
FOLIOfn, Inc.	Technology Investment - Financial Services	Preferred Stock (5,802,259 shares) (d), (i), (n)		15,000,000	5,783,000
GTM Intermediate Holdings, Inc.	Medical Equipment/Manufacturer	Second Lien Loan 11.0000% Cash, 1.0000% PIK, 12/7/2024 (b), (k), (n)	5,051,161	4,956,057	5,051,161
		Common Stock (2 shares) (d), (n), (t)		766,122	766,122
				5,722,179	5,817,283
Highpoint Global LLC	Government Services	Second Lien Note 12.0000% Cash, 2.0000% PIK, 09/30/2022 (b), (k), (n)	5,174,783	5,110,825	5,174,784
HTI Technologies and Industries, Inc.	Electronic Component Manufacturing	Second Lien Note 12.0000% Cash, 3.7500% PIK, 9/15/2024 (b), (k), (n)	11,313,881	11,294,050	11,313,881
Initials, Inc.	Consumer Products	Senior Subordinated Debt 8.0000% Cash, 7.0000% PIK, 06/23/2020 (b), (h), (k), (n)	5,642,913	5,642,913	1,987,512
International Precision Components Corporation	Plastic Injection Molding	Second Lien Loan 12.0000% Cash, 3.5000% PIK, 10/3/2024 (b), (k), (n), (u)	8,000,000	7,846,731	8,000,000
Jedson Engineering, Inc.	Engineering and Construction Management	First Lien Loan 12.0000% Cash, 3.0000% PIK, 06/21/2024 (b), (k), (n)	6,001,500	5,882,852	6,001,500
Legal Solutions Holdings, Inc.	Business Services	Senior Subordinated Debt 12.0000% Cash, 4.0000% PIK, 03/18/2020 (b), (k), (n)	12,090,053	12,090,053	12,090,053
Morey’s Seafood International, LLC	Food Services	Second Lien Loan 10.0000% Cash, 3.0000% PIK, 08/12/2022 (b), (k), (n), (q)	16,361,251	16,361,251	16,361,251
Powers Equipment Acquisition Company, LLC	Equipment Manufacturer	First Lien Note 13.500% Cash, 04/30/2024 (k), (n), (v)	6,500,000	6,376,550	6,500,000
SMA Holdings, Inc.	Consulting	First Lien Loan 11.0000% Cash, 06/26/2024 (k), (n)	7,000,000	6,395,594	6,505,387
		Warrants (d), (n)	2	504,555	504,555
				6,900,149	7,009,942
Tin Roof Software, LLC	Software	Second Lien Loan 11.0000% Cash, 3.5000% PIK, 04/01/2024 (b), (k), (n)	3,750,000	3,687,550	3,750,000
Trientis GmbH	Environmental Services	First Lien Note 5.0000% PIK, 10/26/2024 (b), (e), (h), (m), (n), (r)	1,248,632	1,248,632	263,034
		Warrants (d), (e), (r), (n)	1	67,715	—
				1,316,347	263,034
Tuf-Tug Inc.	Safety Equipment Manufacturer	Second Lien Loan 11.0000% Cash, 2.0000% PIK, 02/24/2024 (b), (k), (n)	4,959,890	4,919,436	4,959,890
		Common Stock (24.6 shares) (d), (n), (s)		750,000	750,000
				5,669,436	5,709,890
Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 10.0000% Cash, 08/07/2020 (k), (n)	7,717,056	7,717,056	7,502,063
		Third Lien Loan 10.0000% Cash, 08/07/2020 (k), (n)	1,120,000	1,120,000	1,094,447
				8,837,056	8,596,510
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan, 9.5000% Cash, 07/05/2025 (l), (n)	37,527,881	37,527,881	37,831,128
U.S. Spray Drying Holding Company	Specialty Chemicals	Class B Common Stock (784 shares) (d), (n)		5,488,000	2,300,000
		Secured Loan 12.0000% Cash, 04/30/2021 (k), (n)	1,500,000	1,500,000	1,500,000
		Senior Secured Loan 12.0000% Cash, 04/30/2021 (k), (n)	1,500,000	1,500,000	1,500,000
				8,488,000	5,300,000
United States Technologies, Inc.	Electronics Manufacturing and Repair	Senior Lien Loan 10.5000% Cash, 07/17/2020 (k), (n)	5,500,000	5,497,273	5,500,000

Sub Total Non-control/Non-affiliated investments				$245,157,322	$229,888,718

Affiliate investments - 24.72% (a), (c), (f), (g)
Advantage Insurance, Inc.	Insurance	Preferred Stock (750,000 shares) (d), (e), (n)		7,500,000	7,917,096
JSC Tekers Holdings	Real Estate Management	Common Stock (3,201 shares) (d), (e), (n)		4,500	—
		Preferred Stock (9,159,085 shares) (d), (e), (n)		11,810,188	4,173,000
				11,814,688	4,173,000
MVC Environmental, Inc.	Environmental Services	Senior Secured Loan 9.0000% PIK, 12/22/2020 (b), (h), (k), (n)	6,869,353	6,869,353	—
		Common Stock (980 shares) (d), (n)		6,063,038	—
				12,932,391	—
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d), (e), (n)		51,204,270	33,930,000
		Bridge Loan 5.0000% PIK, 12/31/2019 (b), (e), (k), (n)	4,937,218	4,937,218	4,937,218
		Senior Subordinated Loan 4.5000% PIK, 05/31/2020 (b), (e), (k), (n)	5,395,442	5,395,442	5,395,442
				61,536,930	44,262,660

Sub Total Affiliate investments				$93,784,009	$56,352,756

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments - (Continued)

July 31, 2019

(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value
Control investments - 23.33% (c), (f), (g)
Equus Total Return, Inc.	Registered Investment Company	Common Stock (3,836,334 shares) (d), (k)		$8,777,153	$5,946,318
MVC Automotive Group GmbH	Automotive Dealerships	Common Equity Interest (a), (d), (e), (n)		51,185,015	19,275,000
		Bridge Loan 6.0000% Cash, 06/30/2020 (a), (e), (k), (n)	$7,149,166	7,149,166	7,149,166
				58,334,181	26,424,166
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (a), (d), (j), (k), (n)		9,034,881	11,700,746
		General Partnership Interest (a), (d), (j), (k), (n)		230,481	298,488
				9,265,362	11,999,234
RuMe Inc.	Consumer Products	Common Stock (5,297,548 shares) (a), (d), (n)		924,475	—
		Series C Preferred Stock (23,896,634 shares) (a), (d), (n)		3,410,694	3,401,486
		Series B-1 Preferred Stock (4,999,076 shares) (a), (d), (n)		999,815	40,930
		Subordinated Debt 10.0000% PIK, 3/31/2020 (a), (b), (k), (n)	3,521,680	3,521,680	3,521,680
		Revolver 10.0000% PIK, 3/31/2020 (a), (b), (k), (n)	1,829,500	1,829,500	1,829,500
		Warrants (a), (d), (n)	2	336,393	—
				11,022,557	8,793,596

Sub Total Control investments				$87,399,253	$53,163,314

TOTAL PORTFOLIO INVESTMENTS - 148.92% (f)				$426,340,584	$339,404,788

Cash equivalents - 8.86% (f), (g)
Fidelity Institutional Government Money Market Fund	Money Market Fund	Beneficial Shares (20,102,411 shares)		$20,102,411	$20,102,411
Morgan Stanley Institutional Liquidity Government Portfolio	Money Market Fund	Beneficial Shares (98,637 shares)		98,637	98,637
Total Cash equivalents				20,201,048	20,201,048

TOTAL INVESTMENT ASSETS - 157.78%				$446,541,632	$359,605,836

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

(d) Non-income producing assets.

(e) The principal operations of these portfolio companies are located in Europe and Puerto Rico which represents approximately 22% of the total assets.  The remaining portfolio companies are located in United States which represents approximately 69% of the total assets.

(f) Percentages are based on net assets of $227,914,897 as of July 31, 2019.

(g) See Note 3 for further information regarding “Investment Classification.”

(h) All or a portion of the accrued interest on these securities have been reserved for.

(i) Legacy Investments.

(j) MVC Private Equity Fund, LP is a private equity fund focused on control equity investments in the lower middle market.  The fund currently holds three investments, two located in the United States and one in Gibraltar, the investments are in the services, contract manufacturing, and industrial sectors.  The Company’s proportional share of Gibdock Limited equity interest and loan, Advanced Oil Field Services, LLC common stock, preferred stock, and loan and Focus Pointe preferred stock is $5,230,343, $3,351,420 and $2,448,891, respectively.  The Company’s partnership interests in the MVC Private Equity Fund, LP are not redeemable.

(k) All or a portion of these securities may serve as collateral for the People’s United credit facility.

(l) U.S. Gas & Electric, Inc. is an indirect subsidiary of Vistra Energy (NYSE: VST)

(m) Cash/PIK toggle at borrower’s option

(n) These securities are valued using unobservable inputs.

(o) Variable rate between 10.5000% and 11.5000% cash.

(p) 12% Cash and 0-4% PIK based on Funded Debt to EBITDA.  4% PIK initially.

(q) 10% Cash and 3% PIK beginning July 1, 2019.

(r) During the fiscal year ended October 31, 2018, all assets and liabilities of SGDA Europe were transferred to a new Austrian holding company, Trientis GmbH, to achieve operating efficiencies.

(s) Shares of Tuf-Tug, Inc. are held via Alitus T-T, LP.

(t) Shares of GTM Intermediate Holdings, Inc. are held via GTM Ultimate Holdings, LLC.

(u) Variable PIK rate between 2.0000% and 3.5000%.

(v) Variable cash rate between 10.5000% and 13.5000%.

PIK - Payment-in-kind

- Denotes zero cost or fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

October 31, 2018

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value

Non-control/Non-affiliated investments- 83.33% (a), (c), (f), (g)
Apex Industrial Technologies, LLC	Supply Chain Equipment Manufacturer	First Lien Loan 12.0000% Cash, 03/09/2023 (k), (n)	$15,000,000	$14,869,274	$15,000,000
Array Information Technology, Inc.	Information Technology Products and Services	Second Lien Loan 12.0000% Cash, 4.0000% PIK, 10/03/2023 (b), (k), (n), (p)	6,121,682	6,014,408	6,121,682
		Warrants (d), (n)	1	—	—
				6,014,408	6,121,682
Black Diamond Equipment Rentals, LLC	Equipment Rental	Second Lien Loan 12.5000% Cash, 06/27/2022 (k), (n)	7,500,000	7,052,478	7,174,342
		Warrants (d), (n)	1	400,847	400,847
				7,453,325	7,575,189
Custom Alloy Corporation	Manufacturer of Pipe Fittings and Forgings	Second Lien Loan 10.0000% Cash, 12/31/2020 (k), (n)	3,533,055	3,203,755	3,479,582
		First Lien Loan 10.0000% Cash, 10/31/2018 (k), (n)	538,913	538,913	538,913
		Second Lien Loan 15.0000% Cash, 10/31/2021 (k), (n)	1,404,500	1,404,500	1,404,500
		Series A Preferred Stock (3,617 shares) 12.0000% PIK, 04/30/2020 (b), (d), (n)		3,000,000	3,683,908
		Series B Preferred Stock (6,500 shares) 10.0000% PIK, 12/31/2020 (b), (d), (n)		5,683,254	6,410,727
		Covertible Series C Preferred Stock (17,935 shares) (d), (n)		17,935,482	13,914,992
				31,765,904	29,432,622
Dukane IAS,LLC	Welding Equipment Manufacturer	Second Lien Note 10.5000% Cash, 2.5000% PIK, 11/17/2020 (b), (k), (n)	4,377,174	4,316,872	4,420,942
Essner Manufacturing, LP	Defense/Aerospace Parts Manufacturing	First Lien Loan 11.5000% Cash, 12/20/2022 (k), (n), (o)	3,666,700	3,606,059	3,666,700
FOLIOfn, Inc.	Technology Investment - Financial Services	Preferred Stock (5,802,259 shares) (d), (i), (n)		15,000,000	4,993,000
Highpoint Global LLC	Government Services	Second Lien Note 12.0000% Cash, 2.0000% PIK, 09/30/2022 (b), (k), (n)	5,097,086	5,017,981	5,148,057
HTI Technologies and Industries, Inc.	Electronic Component Manufacturing	Second Lien Note 12.0000% Cash, 2.0000% PIK, 06/21/2019 (b), (k), (n)	10,079,874	10,079,874	9,887,754
Initials, Inc.	Consumer Products	Senior Subordinated Debt 8.0000% Cash, 7.0000% PIK, 06/23/2020 (b), (h), (k), (n)	5,642,913	5,642,913	2,675,452
Legal Solutions Holdings, Inc.	Business Services	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK, 03/18/2020 (b), (k), (n)	11,809,381	11,809,381	11,927,474
Morey’s Seafood International, LLC	Food Services	Second Lien Loan 10.0000% Cash, 3.0000% PIK, 08/12/2022 (b), (k), (n), (q)	16,493,186	16,493,186	16,493,186
Tin Roof Software, LLC	Software	Second Lien Loan 11.0000% Cash, 3.5000% PIK, 04/01/2024 (b), (k), (n)	3,750,000	3,676,136	3,750,000
Trientis GmbH	Environmental Services	First Lien Note 5.0000% PIK, 10/26/2024 (b), (e), (h), (m), (n), (r)	1,248,632	1,248,632	384,520
		Warrants (d), (o), (r), (n)	1	67,715	—
				1,316,347	384,520
Tuf-Tug Inc.	Safety Equipment Manufacturer	Second Lien Loan 11.0000% Cash, 2.0000% PIK, 02/24/2024 (b), (k), (n)	4,885,295	4,838,190	4,885,295
		Common Stock (24.6 shares) (d), (n), (s)		750,000	750,000
				5,588,190	5,635,295
Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 10.0000% Cash, 08/07/2020 (k), (n)	7,717,056	7,717,056	7,296,363
		Third Lien Loan 10.0000% Cash, 08/07/2020 (k), (n)	1,190,000	1,190,000	1,137,399
				8,907,056	8,433,762
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan, 9.5000% Cash, 07/05/2025 (l), (n)	37,527,881	37,527,881	39,474,198
U.S. Spray Drying Holding Company	Specialty Chemicals	Class B Common Stock (784 shares) (d), (n)		5,488,000	5,400,000
		Secured Loan 12.0000% Cash, 04/30/2021 (k), (n)	1,500,000	1,500,000	1,500,000
		Senior Secured Loan 12.0000% Cash, 04/30/2021 (k), (n)	1,500,000	1,500,000	1,500,000
				8,488,000	8,400,000
United States Technologies, Inc.	Electronics Manufacturing and Repair	Senior Lien Loan 10.5000% Cash, 07/17/2020 (k), (n)	5,500,000	5,495,227	5,500,000

Sub Total Non-control/Non-affiliated investments				$203,068,014	$188,919,833

Affiliate investments - 31.09% (c), (f), (g)
Advantage Insurance, Inc.	Insurance	Preferred Stock (750,000 shares) (a), (d), (e), (n)		7,500,000	8,835,361
Crius Energy Trust	Energy Services	Equity Unit (3,282,882 shares) (e)		25,864,439	15,745,460
JSC Tekers Holdings	Real Estate Management	Common Stock (3,201 shares) (a), (d), (e), (n)		4,500	—
		Preferred Stock (9,159,085 shares) (a), (d), (e), (n)		11,810,188	4,079,000
				11,814,688	4,079,000
MVC Environmental, Inc.	Environmental Services	Senior Secured Loan 9.0000% PIK, 12/22/2020 (a), (b), (h), (k), (n)	6,869,353	6,869,353	875,165
		Common Stock (980 shares) (a), (d), (n)		3,140,375	—
				10,009,728	875,165
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (a), (d), (e), (n)		51,204,270	31,285,000
		Bridge Loan 5.0000% PIK, 12/31/2019 (a), (b), (e), (k), (n)	4,703,037	4,703,037	4,703,037
		Senior Subordinated Loan 12.4500% PIK, 05/31/2020 (a), (b), (e), (k), (n)	4,966,478	4,966,478	4,966,478
				60,873,785	40,954,515

Sub Total Affiliate investments				$116,062,640	$70,489,501

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments - (Continued)

October 31, 2018

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value
Control investments - 28.71% (c), (f), (g)
Equus Total Return, Inc.	Registered Investment Company	Common Stock (4,444,644 shares) (d), (k)		$10,030,272	$8,711,502
MVC Automotive Group GmbH	Automotive Dealerships	Common Equity Interest (a), (d), (e), (n)		51,185,015	18,901,000
		Bridge Loan 6.0000% Cash, 06/30/2019 (a), (e), (k), (n)	$7,149,166	7,149,166	7,149,166
				58,334,181	26,050,166
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (a), (d), (j), (k), (n)		11,452,452	19,971,526
		General Partnership Interest (a), (d), (j), (k), (n)		292,154	501,050
				11,744,606	20,472,576
RuMe Inc.	Consumer Products	Common Stock (5,297,548 shares) (a), (d), (n)		924,475	—
		Series C Preferred Stock (23,896,634 shares) (a), (d), (n)		3,410,694	3,401,486
		Series B-1 Preferred Stock (4,999,076 shares) (a), (d), (n)		999,815	1,741,362
		Subordinated Debt 10.0000% PIK, 3/31/2020 (a), (b), (k), (n)	3,270,886	3,270,886	3,270,886
		Revolver 10.0000% PIK, 3/31/2020 (a), (b), (k), (n)	1,450,000	1,450,000	1,450,000
		Warrants (a), (d), (n)	2	336,393	—
				10,392,263	9,863,734

Sub Total Control investments				$90,501,322	$65,097,978

TOTAL PORTFOLIO INVESTMENTS - 143.13% (f)				$409,631,976	$324,507,312

Cash equivalents - 0.34% (f), (g)
Fidelity Institutional Government Money Market Fund	Money Market Fund	Beneficial Shares (686,270 shares)		$686,270	$686,270
Morgan Stanley Institutional Liquidity Government Portfolio	Money Market Fund	Beneficial Shares (97,001 shares)		97,001	97,001
Total Cash equivalents				783,271	783,271

TOTAL INVESTMENT ASSETS - 143.47%				$410,415,247	$325,290,583

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

July 31, 2019

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

On October 14, 2011, the Company formed a wholly-owned subsidiary, MVC Cayman, an exempted company incorporated in the Cayman Islands, to hold certain of its investments and to make certain future investments.  The results of MVCFS and MVC Cayman are consolidated into the Company’s financial statements and all inter-company accounts have been eliminated in consolidation.  Of the $21.9 million in cash and cash equivalents on the Company’s Consolidated Balance Sheets as of July 31, 2019, approximately $1.1 million was held by MVC Cayman.

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

4. Cash and Cash Equivalents

For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all money market and all highly liquid temporary cash investments purchased with an original maturity of less than three months to be cash equivalents. The Company places its cash and cash equivalents with financial institutions and cash held in bank accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit.  As of July 31, 2019, the Company had approximately $15.2 million in cash equivalents, approximately $5.0 million in restricted cash equivalents and approximately $1.7 million in cash totaling approximately $21.9 million.  Of the $1.7 million in cash and the $15.2 million in cash equivalents, approximately $1.0 million and $100,000, respectively, was held by MVC Cayman.  As of October 31, 2018, the Company had approximately $783,000 in cash equivalents, approximately $5.3 million in restricted cash and approximately $9.8 million in cash totaling approximately $15.9 million.  Of the $9.8 million in cash and $783,000 in cash equivalents, approximately $1.0 million and $100,000, respectively, was held by MVC Cayman.

Restricted Cash and Cash Equivalents

Cash and cash equivalent accounts that are not available to the Company for day—to-day use and are legally restricted are classified as restricted cash and restricted cash equivalents.  Restricted cash and cash equivalents are carried at cost, which approximates fair value.  As of October 31, 2018, there was a $300,000 letter of credit for RuMe provided by a third party financial institution that MVC collateralized with cash, that was classified as restricted cash on the Company’s Consolidated Balance Sheets.  Also, as of October 31, 2018 and July 31, 2019, the Company had restricted cash or cash equivalents of $5.0 million related to the compensating balance requirement for Credit Facility III and Credit Facility IV (defined below), respectively.

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

6. Investment Valuation Policy

Our investments are carried at fair value in accordance with the Accounting Standards Codification, Fair Value Measurement (“ASC 820”). In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of our Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction.  At July 31, 2019, we did not own restricted or unrestricted securities of any publicly traded company in which we have a majority-owned interest, but did own two securities in which we have minority-owned interests.

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

At July 31, 2019 and October 31, 2018, approximately 90.3% and 86.5%, respectively, of total assets represented investments in portfolio companies recorded at fair value (“Fair Value Investments”).

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

7. Concentration of Market Risk

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments and escrow receivables (other than cash equivalents), which collectively represented approximately 92.2% and 93.8% of the Company’s total assets at July 31, 2019 and October 31, 2018, respectively. As discussed in Note 8, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the Company’s portfolio investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include foreign investments (which subject the Company to additional risks such as currency, geographic, demographic and operational risks), entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.  Additionally, we are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate.  As of July 31, 2019, the fair value of our largest investment, Security Holdings B.V. (“Security Holdings”), comprised 12.0% of our total assets and 19.4% of our net assets.  The Company’s investments in short-term securities are generally in U.S. government securities, with a maturity of greater than three months but generally less than one year or other high quality and highly liquid investments.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents.

The following table shows the portfolio composition by industry grouping at fair value as a percentage of net assets as of July 31, 2019 and October 31, 2018.

	July 31, 2019	October 31, 2018
Electrical Engineering	19.42%	18.06%
Manufacturer of Pipe Fittings	17.12%	12.98%
Energy Services	16.60%	24.36%
Automotive Dealerships	11.59%	11.49%
Food Services	7.20%	7.27%
Supply Chain Equipment Manufacturer	6.58%	6.62%
Business Services	5.31%	5.26%
Private Equity	5.26%	9.03%
Electronics Component Manufacturing	4.96%	4.36%
Consumer Products	4.73%	5.53%
Distributor - Landscaping and Irrigation Equipment	3.77%	3.72%
Equipment Rental	3.74%	3.34%
Plastic Injection Molding	3.51%	0.00%
Insurance	3.47%	3.90%
Consulting	3.08%	0.00%
Equipment Manufacturer	2.85%	0.00%
Information Technology Products and Services	2.75%	2.70%
Engineering and Consulting Management	2.63%	0.00%
Regulated Investment Company	2.61%	3.84%
Medical Equipment Manufacturer	2.55%	0.00%
Technology Investment - Financial Services	2.54%	2.20%
Safety Equipment Manufacturer	2.50%	2.49%
Electronics Manufacturing and Repair	2.41%	2.43%
Specialty Chemicals	2.32%	3.70%
Government Services	2.27%	2.27%
Welding Equipment Manufacturer	1.98%	1.95%
Real Estate Management	1.83%	1.80%
Software	1.65%	1.65%
Defense/Aerospace Parts Manufacturing	1.58%	1.62%
Environmental Services	0.11%	0.56%
	148.92%	143.13%

The following table shows the portfolio composition by geographic region at fair value as a percentage of total assets as of July 31, 2019 and October 31, 2018.

	July 31, 2019	October 31, 2018
Southeast	22.01%	21.46%
Northeast	20.83%	20.81%
Europe	20.35%	20.59%
Midwest	16.46%	13.45%
West	7.55%	6.28%
Southwest	2.58%	3.82%
Puerto Rico	2.14%	2.55%
Canada	0.00%	4.54%
	91.92%	93.50%

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•                      Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date.  We valued two of our investments using Level 1 inputs as of July 31, 2019.

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

The following fair value hierarchy tables set forth our investment related assets and (liabilities) by level as of July 31, 2019 and October 31, 2018 (in thousands):

	July 31, 2019
	Level 1	Level 2	Level 3	Investment measured at NAV	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$241,666	$—	$241,666
Common Stock	5,946	—	3,816	—	9,762
Preferred Stock	—	—	21,316	—	21,316
Warrants	—	—	1,457	—	1,457
Common Equity Interest	—	—	53,205	—	53,205
LP Interest of the PE Fund	—	—	—	11,701	11,701
GP Interest of the PE Fund	—	—	—	298	298
Guarantees and letters of credit	—	—	(849)	—	(849)
Escrow Receivable	—	—	1,085	—	1,085
Short-term investments	—	—	—	—	—
Total	$5,946	$—	$321,696	$11,999	$339,641

	October 31, 2018
	Level 1	Level 2	Level 3	Investment measured at NAV	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$175,781	$—	$175,781
Common Stock	24,457	—	6,150	—	30,607
Preferred Stock	—	—	47,060	—	47,060
Warrants	—	—	401	—	401
Common Equity Interest	—	—	50,186	—	50,186
LP Interest of the PE Fund	—	—	—	19,972	19,972
GP Interest of the PE Fund	—	—	—	501	501
Guarantees and letters of credit	—	—	(2,867)	—	(2,867)
Escrow Receivable	—	—	969	—	969
Total	$24,457	$—	$277,680	$20,473	$322,610

A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.  Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur.  During the nine month period ended July 31, 2019 and the year ended October 31, 2018, there were no transfers in or out of Level 1 or 2.

The following tables set forth a summary of changes in the fair value of investment related assets and liabilities measured using Level 3 inputs for the nine month periods ended July 31, 2019, and July 31, 2018 (in thousands):

	Balances, November 1, 2018	Realized Gains (Losses) (1)	Reversal of Prior Year (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, July 31, 2019	Total Loss for the year Included in Earnings Attibutable to the Change in Unrealized Appreciation (Depreciation) on Investments held as of July 31, 2019
Senior/Subordinated Loans and credit facilities	$175,781	$—	$—	$(3,001)	$77,792	$(8,906)	$—	$241,666	$(3,001)
Common Stock	6,150	—	—	(3,100)	766	—	—	3,816	(3,100)
Preferred Stock	47,060	3,223	276	638	2,591	(32,472)	—	21,316	638
Warrants	401	—	—	551	505	—	—	1,457	551
Common Equity Interest	50,186	—	—	3,019	—	—	—	53,205	3,019
Guarantees and letters of credit	(2,867)	—	2,399	(381)	—	—	—	(849)	(381)
Escrow Receivable	969	116	—	—	—	—	—	1,085	—
Total	$277,680	$3,339	$2,675	$(2,274)	$81,654	$(41,378)	$—	$321,696	$(2,274)

	Balances, November 1, 2017	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, July 31, 2018	Total Loss for the Period Included in Earnings Attibutable to the Change in Unrealized Appreciation (Depreciation) on Investments held as of July 31, 2018
Senior/Subordinated Loans and credit facilities	$153,271	$(2,999)	$2,999	$(5,133)	$52,728	$(30,705)	$—	$170,161	$(5,133)
Common Stock	5,937	—	—	(465)	—	—	—	5,472	(465)
Preferred Stock	25,725	—	—	941	18,586	—	—	45,252	941
Warrants	1,403	—	—	(1,155)	469	—	—	717	(1,155)
Common Equity Interest	56,068	3,455	(3,756)	2,645	—	(6,980)	—	51,432	2,154
Guarantees and letters of credit	(551)	—	—	(1,457)	(123)	—	—	(2,131)	(1,457)
Escrow Receivable	—	(257)	—	—	1,192	—	—	935	—
Total	$241,853	$199	$(757)	$(4,624)	$72,852	$(37,685)	$—	$271,838	$(5,115)

(1)                Included in net realized gain (loss) on investments in the Consolidated Statements of Operations.

(2)                Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities disposed of during the quarter ended April 30, 2019 and April 30, 2018, respectively.

(3)                Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities held during the nine month period ended July 31, 2019 and July 31, 2018, respectively.

(4)                Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for new securities.  For the nine month period ended July 31, 2019 and July 31, 2018, a total of approximately $5.5 million and $2.6 million, respectively, of PIK interest and dividends and amortization of discounts and fees are included.

(5)                Includes decreases in the cost basis of investments resulting from principal repayments or sales.

In accordance with ASU 2011-04, the following tables summarize information about the Company’s Level 3 fair value measurements as of July 31, 2019 and October 31, 2018 (in thousands):

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range				Weighted
	7/31/2019	Valuation technique	Unobservable input	Low		High		average (a)

Common Stock (c) (d)	$3,816	Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A

		Market Approach	EBITDA Multiple	6.0	x	7.5	x	6.5	x

Senior/Subordinated loans	$241,666	Market Approach	EBITDA Multiple	6.0	x	8.5	x	7.8	x
and credit facilities (b) (d)			Forward EBITDA Multiple	8.5	x	8.5	x	8.5	x
			Revenue Multiple	1.2	x	1.2	x	1.2	x

		Income Approach	Required Rate of Return	8.1%		29.1%		13.9%
			Discount Rate	13.5%		15.4%		14.8%
			Perpetual Growth Rate of Free Cash Flow	2.0%		2.0%		2.0%

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A
			Discount on Liquidation of Assets	17.5%		25.0%		24.1%

Common Equity Interest	$53,205	Market Approach	Forward EBITDA Multiple	8.5	x	8.5	x	8.5	x
			EBITDA Multiple	7.0	x	7.0	x	7.0	x

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A

		Income Approach	Discount Rate	15.4%		15.4%		15.4%
			Perpetual Growth Rate of Free Cash Flow	2.0%		2.0%		2.0%

Preferred Stock (c)	$21,316	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		20.0%		6.9%
			Real Estate Appraisals	N/A		N/A		N/A

		Market Approach	Revenue Multiple	1.2	x	1.2	x	1.2	x
			% of AUM	0.70%		0.70%		0.70%
			Illiquidity Discount	40.0%		40.0%		40.0%
			Multiple of Book Value	1.0	x	1.0	x	1.0	x
			EBT Multiple	0.2	x	0.2	x	0.2	x

		Income Approach	Discount Rate	13.5%		13.9%		13.8%
			Perpetual Growth Rate of Free Cash Flow	2.0%		2.5%		2.3%

Warrants	$1,457	Market Approach	EBITDA Multiple	6.0	x	6.0	x	6.0	x

Guarantees / Letters of Credit	$(849)	Income Approach	Discount Rate	6.5%		20.0%		15.9%

Escrows	$1,085	Income Approach	Discount Rate	16.8%		16.8%		16.8%

Total	$321,696

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

For the Nine Month Period Ended July 31, 2019

During the nine month period ended July 31, 2019, the Company made five new investments, committing capital that totaled approximately $29.4 million.  Pursuant to an exemptive order received by the Company from the SEC (the “Order”), that allows the Company to co-invest, subject to certain conditions, with certain affiliated private funds as described in the Order, each of the Company and TTGA C-I MMF LP (the “Private Fund”) co-invested in GTM Intermediate Holdings, Inc. (“GTM”) ($1.9 million investment for the Company).  The Company also invested in Powers Equipment Acquisition Company, LLC (“Powers”) ($6.5 million), International Precision Components Corporation (“IPCC”) ($8.0 million), Jedson Engineering, Inc. (“Jedson”) ($6.0 million) and SMA Holdings, Inc. (“SMA”) ($7.0 million).

During the nine month period ended July 31, 2019, the Company made follow-on investments in four portfolio company that totaled approximately $9.1 million.  On December 21, 2018, the Company loaned an additional $2.0 million to Custom Alloy Corporation (“Custom Alloy”) in the form of a second lien loan with an interest rate of 11% and a maturity date of December 23, 2019.  During the nine month period ended July 31, 2019, the Company loaned $750,000 to RuMe Inc. (“RuMe”).  On June 7, 2019, the Company invested approximately $3.9 million in GTM increasing the second lien loan by $3.5 million and investing approximately $420,000 for additional common shares.  On July 1, 2019, Custom Alloy borrowed $800,000 on its revolving credit facility with a 15% interest rate and a maturity date of December 7, 2024.  On July 15, 2019, the Company loaned an additional $1.0 million to HTI Technologies and Industries, Inc. (HTI”) increasing its second lien loan to approximately $11.3 million as of July 31, 2019.

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

On June 14, 2019, Array Industrial Technologies, LLC (“Array”) made a principal payment of approximately $114,000 on its second lien loan.

On June 19, 2019, Essner Manufacturing, LP (“Essner”) made a principal payment of approximately $78,000 on its first lien loan.

On July 1, 2019, Turf Products, LLC (“Turf”) made a principal payment of $70,000 on its third lien loan.

On July 15, 2019, the Company’s Crius trust units were sold for $6.71 per share resulting in total proceeds of approximately $22.0 million.  The Company realized a loss of approximately $3.8 million as a result of this transaction.

On July 29, 2019, the Company sold 608,310 shares of Equus common stock for approximately $1.0 million, resulting in a realized loss of approximately $219,000.

During the nine month period ended July 31, 2019, Tin Roof Software, LLC (“Tin Roof”) made principal payments totaling approximately $99,000 on its second lien loan.

During the quarter ended January 31, 2019, the Valuation Committee increased the fair value of the Company’s investments in: Black Diamond Equipment Rental, LLC (“Black Diamond”) loan and warrant by approximately $767,000, Custom Alloy second lien loans, series A preferred stock, series B preferred stock and series C preferred stock by a net total of approximately $2.3 million, Dukane IAS, LLC (“Dukane”) loan by $286, Foliofn, Inc. (“Foliofn”) preferred stock by $32,000, Highpoint Global LLC (“Highpoint”) loan by approximately $252, HTI loan by approximately $80,000, JSC Tekers Holdings (“JSC Tekers”) preferred stock by approximately $82,000, Security Holdings B.V. (“Security Holdings”) equity and letter of credit by a net total of $25,000, Turf loan by approximately $15,000 and the Centile escrow by $49,000. In addition, increases in the cost basis of the loans to HTI, Legal Solutions Holdings, Inc. (“Legal Solutions”), RuMe, Dukane, Morey’s, Highpoint, Array, GTM, Tin Roof, Tuf-Tug Inc. (“Tuf-Tug”) and Security Holdings were due to the capitalization of PIK interest totaling approximately $964,000.  The Valuation Committee also decreased the fair value of the Company’s investments in: Advantage Insurance Holdings LTD (“Advantage”) preferred stock by approximately $244,000, Essner loan by approximately $21,000, Initials, Inc. (“Initials”) loan by approximately $412,000, Legal Solutions loan by approximately $118,000, MVC Automotive Group GmbH (“MVC Automotive”) equity by approximately $117,000, MVC Environmental loan by approximately $875,000 and common stock by approximately $3.0 million,  MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.1 million, RuMe series B-1 preferred stock, guarantee and letter of credit by a net total of approximately $308,000, Trientis GmbH (“Trientis”) loan by approximately $77,000, United States Technologies, Inc. (“U.S. Tech”) loan by approximately $23,000 and the U.S. Gas & Electric, Inc. (“U.S. Gas”) loan by approximately $797,000.

During the quarter ended April 30, 2019, the Valuation Committee increased the fair value of the Company’s investments in: Array loan by approximately $62,000, Black Diamond loan and warrant by a net total of approximately $126,000, Dukane loan by approximately $10,000, Essner loan by approximately $21,000,  Foliofn preferred stock by $369,000, Highpoint loan by approximately $264, HTI loan by approximately $65,000, Initials loan by approximately $5,000, MVC Automotive equity by approximately $747,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $833,000, Security Holdings equity and letter of credit by a net total of approximately $3.7 million, Trientis loan by approximately $40,000, Turf loans by approximately $94,000, U.S. Tech loan by approximately $23,000, U.S. Gas loan by approximately $357,000 and the Centile escrow by approximately $29,000.  In addition, increases in the cost basis of the loans to HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Array, GTM, Tin Roof, Tuf-Tug, Security Holdings and the Custom Alloy preferred stock were due to the capitalization of PIK interest/dividends totaling approximately $3.4 million.  The Valuation Committee also decreased the fair value of the Company’s investments in: Advantage preferred stock by approximately $674,000, Custom Alloy loans by a total of approximately $504,000, JSC Tekers preferred stock by approximately $48,000, RuMe series B-1 preferred stock and letter of credit by a total of approximately $1.8 million and the U.S. Spray Drying Holding Company (“U.S. Spray”) common stock by $3.1 million.

During the quarter ended July 31, 2019, the Valuation Committee increased the fair value of the Company’s investments in: Centile escrow by approximately $38,000, Custom Alloy loans by a total of approximately $115,000, Dukane loan by approximately $1,000, Foliofn preferred stock by $389,000, HTI loan by approximately $47,000, JSC Tekers preferred stock by approximately $60,000 and Turf loans by approximately $124,000.  In addition, increases in the cost basis of the loans to HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Array, GTM, Tin Roof, Tuf-Tug, Security Holdings, Jedson and Custom Alloy were due to the capitalization of PIK interest/dividends totaling approximately $780,000.  The Valuation Committee also decreased the fair value of the Company’s investments in: Array loan by approximately $1,000, Black Diamond loan and warrant by a net total of approximately $8,000, Highpoint loan by approximately $51,000, Initials loan by approximately $281,000, MVC Automotive equity by approximately $256,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $399,000, RuMe series B-1 preferred stock and letter of credit by a total of approximately $113,000, Security Holdings equity and letter of credit by a net total of approximately $1.2 million, Trientis loan by approximately $84,000 and U.S. Gas loan by approximately $1.2 million.

During the nine month period ended July 31, 2019, the Valuation Committee increased the fair value of the Company’s investments in: Array loan by approximately $62,000, Black Diamond loan and warrant by a net total of approximately $885,000, Custom Alloy second lien loans, series A preferred stock, series B preferred stock and series C preferred stock by a net total of approximately $1.9 million, Dukane loan by approximately $11,000, Foliofn preferred stock by $790,000, HTI loan by approximately $192,000, JSC Tekers preferred stock by approximately $94,000, Security Holdings equity and letter of credit by a net total of approximately $2.5 million, Turf loans by approximately $233,000, MVC Automotive equity by approximately $374,000 and the Centile escrow by $116,000. In addition, increases in the cost basis of the loans to HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Array, GTM, Tin Roof, Tuf-Tug, Security Holdings, Jedson and the Custom Alloy preferred stock were due to the capitalization of PIK interest/dividends totaling approximately $5.1 million.  The Valuation Committee also decreased the fair value of the Company’s investments in: Advantage preferred stock by approximately $918,000, Highpoint loan by approximately $51,000, Initials loan by approximately $688,000, Legal Solutions loan by approximately $118,000, MVC Environmental loan and common stock by a total of approximately $3.9 million, RuMe series B-1 preferred stock, guarantee and letter of credit by a net total of approximately $2.2 million, Trientis loan by approximately $121,000, U.S. Spray common stock by $3.1 million, U.S. Gas loan by approximately $1.6 million and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $705,000.

At July 31, 2019, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $339.4 million with a cost basis of $426.3 million.  At July 31, 2019, the fair value and cost basis of investments made by the Company’s former management team pursuant to the prior investment objective (“Legacy Investments”) was $5.8 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $333.6 million and $411.3 million, respectively.  At October 31, 2018, the fair value of all portfolio investments, exclusive of escrow receivables, was $324.5 million with a cost basis of $409.6 million.  At October 31, 2018, the fair value and cost basis of the Legacy Investments was $5.0 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $319.5 million and $394.6 million, respectively.

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

9. Commitments and Contingencies

Commitments to Portfolio Companies:

At July 31, 2019 and October 31, 2018, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded as of July 31, 2019
MVC Private Equity Fund LP	$20.1 million	$14.6 million
RuMe	$2.2 million	$1.7 million
Custom Alloy	$3.0 million	$800,000
Total	$25.3 million	$17.1 million

Portfolio Company	Amount Committed	Amount Funded as of October 31, 2018
MVC Private Equity Fund LP	$20.1 million	$14.6 million
RuMe	$1.6 million	$1.4 million
Total	$21.7 million	$16.0 million

Guarantees:

At July 31, 2019 and October 31, 2018, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded as of July 31, 2019
MVC Automotive	$3.5 million	—
Total	$3.5 million	—

Guarantee	Amount Committed	Amount Funded as of October 31, 2018
MVC Automotive	$6.2 million	—
RuMe	$1.0 million	—
Total	$7.2 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At July 31, 2019, the Valuation Committee estimated the combined fair values of the guarantee obligation noted above to be $0 or a liability of approximately $0.

These guarantees are further described below, together with the Company’s other commitments.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  Over time, Erste Bank, the bank extending the mortgage to MVC Automotive, increased the amount of the mortgage. The balance of the guarantee as of July 31, 2019 is approximately 3.2 million Euro (equivalent to approximately $3.5 million).

The Company agreed to cash collateralize a $300,000 third party letter of credit for RuMe, which is now collateralized with Credit Facility IV (defined below) and still a commitment of the Company as of April 30, 2019.  Previously, the Company guaranteed $1.0 million of RuMe’s indebtedness to Colorado Business Bank and also provided RuMe an additional $2.0 million letter of credit.  On April 25, 2019, the $1.0 million guarantee and the $2.0 million letter of credit were refinanced and replaced with a new $3.0 million letter of credit.  The letter of credit had a fair value of approximately -$592,000 or a liability of $592,000 as of July 31, 2019.  The $3.0 million letter of credit is collateralized with Credit Facility IV (defined below).

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  The investment period related to the PE Fund has ended.  Additional capital may be called for follow-on investments in existing portfolio companies of the PE Fund or to pay operating expenses of the PE Fund until the partnership is terminated.  On December 27, 2018, the Company received proceeds of approximately $7.5 million from the PE Fund related to the sale of Plymouth Rock Energy, LLC, a portfolio company of the PE Fund.  The Company’s pro-rata share of the PE Fund’s cost basis in the Plymouth Rock Energy, LLC investment totaled approximately $2.5 million, resulting in a realized gain of approximately $5.0 million.  As of July 31, 2019, $14.6 million of the Company’s commitment was funded.

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

On February 28, 2018, the Company committed $6.0 million to Custom Alloy in the form of a first lien loan with an interest rate of 10% and a maturity date of October 31, 2018.  On November 9, 2018, Custom Alloy repaid its first lien loan in full, including all accrued interest.  The loan is no longer a commitment of the Company as of July 31, 2019.

During the fiscal year ended October 31, 2018, the Company provided RuMe a $1.6 million line of credit with a 10% interest rate and a maturity date of March 31, 2020.  The outstanding balance as of October 31, 2018 was approximately $1.5 million.  During the nine month period ended July 31, 2019, the line of credit was increased to $2.2 million.  The outstanding balance as of July 31, 2019 was approximately $1.8 million, including capitalized PIK interest.

During the fiscal year ended October 31, 2018, the Company provided Custom Alloy a $2.0 million and a $1.4 million letter of credit as part of a restructuring.  The $2.0 million letter of credit matured on November 27, 2018 and is no longer a commitment of the Company.   On October 31, 2018, the $1.4 million letter of credit was drawn, which resulted in the Company receiving a $1.4 million term note with a 15% interest rate and a maturity date of October 31, 2021.  On November 13, 2018, Custom Alloy repaid its $1.4 million second lien loan in full, including all accrued interest.  The loan is no longer a commitment of the Company as of July 31, 2019.

During the fiscal year ended October 31, 2018, the Company provided Security Holdings a 3.3 million Euro letter of credit.  During the nine month period ended July 31, 2019, the letter of credit was increased to 5.3 million Euro.  The letter of credit had a fair value of approximately -$257,000 or a liability of $257,000 as of July 31, 2019.  The letter of credit is collateralized with Credit Facility IV (defined below).

On April 30, 2019, the Company provided Custom Alloy a $3.0 million line of credit with a 15% interest rate and a maturity date of April 30, 2020.  During the nine month period ended July 31, 2019, the Company funded $800,000, which is the balance outstanding as of July 31, 2019.

As of July 31, 2019, the total fair value associated with potential obligations related to guarantees and letters of credit was approximately -$849,000 or a liability of $849,000.

Commitments of the Company

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with BB&T. On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  On December 1, 2015, Credit Facility II was renewed and expired on May 31, 2016, at which time all outstanding amounts under it were due and repaid.  On June 30, 2016, Credit Facility II was renewed and reduced to a $50 million revolving credit facility, which expired on February 28, 2017, as of which time all outstanding amounts under it were due and repaid.  On February 28, 2017, Credit Facility II was renewed and increased to a $100 million revolving credit facility and expired on August 31, 2017.  On August 31, 2017, Credit Facility II was renewed and decreased to a $25 million revolving credit facility, which was to expire on August 31, 2018.  There was no change to the interest rate or unused fee on the revolving credit facility. The Company incurred closing costs associated with this transaction of $62,500.  On August 10, 2018, Credit Facility II was renewed to August 30, 2019.  The Company incurred closing costs associated with this transaction of $50,000 with no change in terms other than the expiration date.  At October 31, 2018 and July 31, 2019, there was $25.0 million and $0, respectively, outstanding on Credit Facility II.  Credit Facility II is used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 125 basis points.  In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid closing fees, legal and other costs associated with these transactions.  These costs are amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.  As of July 31, 2019, the Company was in compliance with all covenants related to Credit Facility II.

On December 9, 2015, the Company entered into a three-year, $50 million revolving borrowing base credit facility (“Credit Facility III”) with Santander Bank N.A. as a lender and lead agent and Wintrust Bank as a lender and syndication agent.  Credit Facility III was to expire on December 9, 2018.  Credit Facility III can, under certain conditions, be increased up to $85 million.  The new facility bears an interest rate of LIBOR plus 3.75% or the prime rate plus 1% (at the Company’s option), and includes a 1% closing fee of the commitment amount and a 0.75% unused fee.  The compensating balance for the revolving credit facility is $5.0 million, which is reflected as restricted cash or cash equivalents on the Company’s Consolidated Balance Sheets.  On February 26, 2018, in connection with the U.S. Gas Sale, Credit Facility III was amended, effective as of July 5, 2017, to exclude from pledged collateral the U.S. Gas second lien loan.  On May 7, 2018, the terms of Credit Facility III were amended to, among other things: (i) increase the limit for unsecured indebtedness and certain unsecured guaranty obligations of portfolio companies of the Company to $10,000,000 and (ii) increase the limit on permitted investments of the Company with respect to certain debt, equity and follow-on investments to $28,500,000.  All other material terms of Credit Facility III remained unchanged.  As of October 31, 2018, there was no outstanding balance on Credit Facility III and the Company was in compliance with all covenants related to Credit Facility III.  On December 7, 2018, Credit Facility III was renewed until March 9, 2019.  On January 29, 2019, Credit Facility III was terminated.    As of July 31, 2019, Credit Facility III was no longer a commitment of the Company.

On November 15, 2017, the Company completed a public offering of $100,000,000 aggregate principal amount of its 6.25% senior notes due November 30, 2022 (“Senior Notes II”). In addition, on November 20, 2017, the underwriters exercised an over-allotment option to purchase an additional $15 million in aggregate principal amount of Senior Notes II (together with the offering on November 15, the “Offering”).  The Senior Notes II have an interest rate of 6.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  After deducting underwriting fees and discounts and expenses, the Offering resulted in net proceeds to the Company of approximately $111.4 million.  The Offering expenses incurred are amortized over the term of the Senior Notes II.  Proceeds from the offering were used to repay the Senior Notes in full, including all accrued interest.  As of July 31, 2019, the Senior Notes II had a total outstanding amount of $115.0 million, net of deferred financing fees the balance was approximately $112.5 million, with a market value of approximately $119.1 million.

On January 29, 2019, the Company entered into a three year, $35 million revolving credit facility (“Credit Facility IV”) with People’s United Bank, National Association as lender and lead agent. Credit Facility IV can, under certain conditions, be increased up to $85 million. Credit Facility IV will expire on January 29, 2022, at which time all outstanding amounts under Credit Facility IV will be due and payable.  Borrowings under the

Credit Facility bear interest at a rate of LIBOR plus 2.85%, or the prime rate plus 0.5% at the Company’s discretion. In addition, the Company was subject to (i) a closing fee of 1% of the commitment amount paid at closing, (ii) a one-time structuring fee in the amount of $100,000 paid at closing, (iii) an unused line fee, which is payable monthly, of 0.75% if the Company draws less than $25 million on Credit Facility IV or 0.60% if the Company draws more than $25 million on Credit Facility IV, and (iv) an annual administrative agent fee in the amount of $100,000 in 2019 and $200,000 in each year thereafter. The compensating balance for the revolving credit facility is $5.0 million, which is reflected as restricted cash equivalents on the Company’s Consolidated Balance Sheets.  On June 19, 2019, in order to increase the size of the Credit Facility IV, the credit facility was amended to add Bank Leumi USA as an additional lender. The amendment increased the size of Credit Facility IV by $15.0 million to $50.0 million. All other material terms of the Credit Facility remain unchanged. In addition, the Company was subject to a closing fee of 1% of the additional commitment amount of $15.0 million to be paid at closing.  As of July 31, 2019, there was $22.1 million outstanding on Credit Facility IV and the Company was in compliance with the maximum balance sheet leverage covenant related to Credit Facility IV.

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

On various dates, TTG Advisers and the Company entered into annual agreements to extend the expense cap of 3.5% to the 2011, 2012, 2013 and 2014 fiscal years (“Expense Limitation Agreement”).  The Company and the Adviser agreed to continue the expense cap into fiscal year 2015 and fiscal year 2016, though they lowered the expense cap to 3.25% and modified the methodology so that the cap is applied to limit the Company’s ratio of expenses to total assets less cash (the “Modified Methodology”), consistent with the asset level used to calculate the base management fee. (The expenses covered by the cap remain unchanged.)  On October 28, 2016, the Board of Directors, including all of the Independent Directors, approved the renewal of the Advisory Agreement for the 2017 fiscal year. Further, the Adviser agreed to continue to waive a portion of the base management fee so that it is reduced to 1.50% for fiscal year 2017. In March 2016, the Adviser agreed to modify its prior agreement to waive, effective November 1, 2015, the first $1.0 million of capital gains incentive fee due under the Advisory Agreement, such that the $1.0 million waiver of incentive fee would be applied to any incentive fee due under the agreement, whether it is a capital gains incentive fee or net operating income incentive fee.  Furthermore, the Company and the Adviser, similar to fiscal year 2016, agreed on an expense cap for fiscal years 2017 through 2019 of 3.25% under the Modified Methodology.  The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2010 through 2018, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement for its allocable portion of the compensation payable to certain officers of the Company, which may not exceed $200,000 per year in the aggregate (the “Voluntary Waiver”).  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  As of October 31, 2018, the Company did not have an investment in an exchange traded fund.  In addition, the Adviser has agreed, effective November 1, 2017, to a revised management fee structure that ties management fees to the NAV discount1 as follows: (A) If the Company’s NAV discount is greater than 20%, the management fee for the current quarter is reduced to 1.25%; (B) If the NAV discount is between 10% and 20%, the management fee will be 1.50%; and (C) If the NAV discount is less than 10% or eliminated, the 1.50% management fee would be re-examined, but in no event would it exceed 1.75%.  For the quarter ended July 31, 2019, the effective management fee was 1.25%.

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

At October 31, 2018, the provision for estimated incentive compensation was $0.  During the nine month period ended July 31, 2019, there was no change in the provision for incentive compensation as 20% of the cumulative aggregate net realized capital gains less aggregate unrealized depreciation was less than $0.  The provision for incentive compensation includes the Valuation Committee’s determination to decrease the fair values of ten of the Company’s portfolio investments (Advantage, Highpoint, Initials, Legal Solutions, MVC Environmental, RuMe, Trientis, U.S. Spray, U.S. Gas and Equus) by a total of approximately $14.4 million.  The provision also includes the Valuation Committee’s determination to increase the fair values of eleven of the Company’s portfolio investments (Array, Black Diamond, Custom Alloy, Dukane, HTI, JSC Tekers, Security Holdings, Turf, Crius, Centile escrow and MVC Automotive) by a total of approximately $11.9 million.  Also, for the quarter ended July 31, 2019, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income for the quarter did not exceed the hurdle rate.  For fiscal years ending on October 31, 2019 and October 31, 2020, the Adviser agreed to voluntarily modify the calculation of the Income Incentive Fee so that the fee accrued shall equal the lesser of: (i) the amount of the Income Incentive Fee computed and determined quarterly as currently set forth in the Advisory Agreement; and (ii) the amount of the Income Incentive Fee computed and determined on an annual basis (in lieu of quarterly). Further, regardless of the amount of Income Incentive Fee computed or accrued, the Adviser agreed to defer collection of any Income Incentive Fee due and payable for the fiscal year until after the completion of the annual audit for such fiscal year.

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

12. Tax Matters

On October 31, 2018, the Company did not have a net capital loss carryforward and had unrealized losses of approximately $85.1 million. The Company had approximately $86.9 million in unrealized losses as of July 31, 2019.

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the nine month period ended July 31, 2019, the Company recorded approximately $263,000 of additional interest expense associated with the deferred tax liability resulting from the installment sale treatment applied to the realized gain associated with the U.S. Gas note.   The interest expense is required to be paid under Internal Revenue Service (“IRS”) Code section 453A.   The Company has discussed with the IRS whether the IRS would be willing to issue a ruling to the Company that the Company is not liable for this interest expense given its “pass-through” status as a Regulated Investment Company.  The Company has not yet received a response from the IRS, but has determined to record the associated interest expense during the period.  Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS.  The fiscal years 2013 through 2017 for the Company and MVCFS remain subject to examination by the IRS.

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

For the Quarter Ended July 31, 2019

On July 15, 2019, the Company’s Board of Directors declared a dividend of $0.15 per share.  The dividend was paid on July 31, 2019 to shareholders of record on July 25, 2019 and totaled approximately $2.7 million.

During the quarter ended July 31, 2019, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 9,761 shares of our common stock at an average price of $9.35, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

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

The following table represents open-market purchases made under our stock repurchase program for the fiscal years ended October 31, 2013 through the nine month period ended July 31, 2019.

Period *	Total Number of Shares Purchased	Average Price Paid per Share including commission	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Purchased Under the Program
For the Year Ended October 31, 2013	1,299,294	$12.83	1,299,294	$16,673,207
For the Year Ended October 31, 2014	310,706	$13.24	1,610,000	$4,114,967
For the Year Ended October 31, 2015	—	—	1,610,000	—
For the Year Ended October 31, 2016	146,409	$8.31	1,756,409	$1,216,746
For the Year Ended October 31, 2017	—	—	1,756,409	—
For the Year Ended October 31, 2018	627,724	$9.45	2,384,133	5,930,011
For the Nine Month Period Ended July 31, 2019	467,686	$8.70	2,851,819	4,069,924
Total	2,851,819	$11.22	2,851,819	$32,004,855

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

The following table presents book basis segment data for the nine month period ended July 31, 2019:

	MVC	MVCFS	Consolidated

Interest and dividend income	$21,756,121	$17,968	$21,774,089
Fee income	50,001	39,298	89,299
Fee income - asset management	—	640,157	640,157
Total operating income	21,806,122	697,423	22,503,545

Total operating expenses	15,085,083	840,300	15,925,383
Less: Waivers by Adviser	(1,747,998)	(144,324)	(1,892,322)
Total net operating expenses	13,337,085	695,976	14,033,061

Net operating income before taxes	8,469,037	1,447	8,470,484

Tax expense	—	1,447	1,447
Net operating income	8,469,037	—	8,469,037

Net realized gain on investments	4,458,666	124,667	4,583,333
Net unrealized appreciation (depreciation) on investments	347,667	(140,889)	206,778

Net increase (decrease) in net assets resulting from operations	$13,275,370	$(16,222)	$13,259,148

15. Significant Subsidiaries

We have determined that for the nine month period ended July 31, 2019, there were no unconsolidated portfolio companies that met the conditions of a significant subsidiary.  For the nine month period ended July 31, 2018 (and not the fiscal 2019 period covered by this report), MVC Automotive and RuMe, unconsolidated portfolio companies, met the conditions of a significant subsidiary.  The financial information presented below includes summarized balance sheets as of June 30, 2019 (the last fiscal quarter-end of these companies prior to July 31, 2019) and June 30, 2018 and summarized income statements for the periods October 1, 2018 to June 30, 2019 and October 1, 2017 to June 30, 2018.  The financial information below is based on unaudited financial statements and has been prepared and furnished by each portfolio company and not prepared by the Company.

	RuMe	MVC Automotive	RuMe
Balance Sheet All numbers in thousands	As of June 30, 2019	As of June 30, 2019	As of June 30, 2018	MVC Automotive As of June 30, 2018

Assets:
Total current assets	$1,284	$84,661	$1,451	$69,394
Total non-current assets	354	25,416	448	23,045
Total Assets	$1,638	$110,077	$1,899	$92,439

Liabilities and Shareholders Equity:
Current Liabilities	$6,452	$90,813	$7,020	$74,105
Long-term liabilities	4,630	16,268	1,813	15,686
Shareholders Equity	(9,444)	2,996	(6,934)	2,648
Total Liabilities and Shareholders Equity	$1,638	$110,077	$1,899	$92,439

	RuMe	MVC Automotive	RuMe	MVC Automotive
	For the Period from	For the Period from	For the Period from	For the Period from
Income Statement	October 1, 2018 to	October 1, 2018 to	October 1, 2017 to	October 1, 2017 to
All numbers in thousands	June 30, 2019	June 30, 2019	June 30, 2018	June 30, 2018

Net Sales & Revenue	$5,275	$135,554	$7,258	$147,129
Cost of Sales	3,153	122,106	4,880	133,151
Gross Margin	2,122	13,448	2,378	13,978
Operating Expenses	2,851	11,182	3,796	11,924
Operating Income (Loss)	(729)	2,266	(1,418)	2,054
Income Tax (Benefit)	0	57	0	113
Interest Expense	642	1,658	440	1,226
Other Expenses (Income), Net	(49)	60	(24)	3
Net Income (Loss)	$(1,322)	$491	$(1,834)	$712

16. Subsequent Events

On August 12, 2019, the Company sold 608,310 common shares of Equus totaling approximately $985,000 in proceeds and resulting in a realized loss of approximately $268,000.

On August 30, 2019, Credit Facility II was extended to August 31, 2020.

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

Selected Consolidated Financial Data

	For the Nine Month Period Ended July 31, 2019	For the Nine Month Period Ended July 31, 2018	Year Ended
	(Unaudited)	(Unaudited)	October 31, 2018
	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$21,774	$15,856	$21,262
Fee income	89	248	280
Fee income - asset management	640	814	1,084
Other Income	—	—	—

Total operating income	22,503	16,918	22,626

Expenses:
Management fee	4,746	4,394	5,890
Portfolio fees - asset management	261	407	529
Management fee - asset management	219	203	284
Administrative	3,422	3,221	3,884
Interest and other borrowing costs	7,277	8,501	10,739
Loss on extinguishment of debt	—	1,783	1,783
Net Incentive compensation (Note 11)	—	(2,061)	(2,061)

Total operating expenses	15,925	16,448	21,048

Expense waiver by Advisor	(113)	(113)	(150)
Voluntary management fee waiver by Advisor	(1,780)	(1,471)	(2,032)
Voluntary incentive fee waiver by Advisor	—	—	—
Total waiver by adviser	(1,893)	(1,584)	(2,182)

Total net operating expenses	14,032	14,864	18,866

Net operating gain (loss) before taxes	8,471	2,054	3,760

Tax expense, net	2	1	2
Net operating gain (loss)	8,469	2,053	3,758

Net realized and unrealized (loss) gain:
Net realized gain on investments	4,583	201	203
Net unrealized depreciation on investments	207	(10,567)	(14,494)

Net realized and unrealized (loss) gain on investments	4,790	(10,366)	(14,291)

Net (decrease) increase in net assets resulting from operations	$13,259	$(8,313)	$(10,533)

Per Share:
Net (decrease) increase in net assets per share resulting from operations	$0.75	$(0.45)	$(0.55)
Dividends per share	$0.450	$0.450	$(0.600)
Balance Sheet Data:
Portfolio at value	$339,405	$318,144	$324,507
Portfolio at cost	426,341	400,078	409,632
Total assets	369,233	357,021	347,078
Shareholders’ equity	227,915	237,606	226,723
Shareholders’ equity per share (net asset value)	$12.86	$12.62	$12.46
Common shares outstanding at period end	17,725	18,821	18,193
Other Data:
Number of Investments funded in period	9	14	14
Investments funded ($) in period	$41,020	$50,867	$63,003
Repayment/sales in period	34,199	18,966	22,596
Net investment activity in period	6,821	31,901	40,407

	2019			2018				2017
	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):

Total operating income	7,469	8,593	6,441	5,888	6,151	5,440	5,147	5,490	7,305	3,929	3,380

Management fee	1,643	1,590	1,513	1,496	1,487	1,496	1,411	1,335	1,393	1,696	1,814
Portfolio fees - asset management	89	76	96	122	112	148	147	148	146	138	177
Management fee - asset management	79	69	71	81	70	66	67	67	67	49	62
Administrative	998	990	1,434	843	1,010	796	1,235	983	804	1,172	1,474
Interest, fees and other borrowing costs	2,510	2,283	2,484	2,238	2,403	2,981	3,117	2,495	2,649	2,606	2,538
Loss on extinguishment of debt	—	—	—	—	—	—	1,783	—	—	—	—
Net Incentive compensation	—	—	—	—	(1,316)	(1,012)	267	(1,224)	5,077	985	760
Total waiver by adviser	(654)	(635)	(604)	(598)	(595)	(599)	(390)	(372)	(386)	(461)	(491)
Tax expense	1	1	—	1	—	1	—	1	—	—	1
Net operating income (loss) before net realized and unrealized gains	2,803	4,219	1,447	1,705	2,980	1,563	(2,490)	2,057	(2,445)	(2,256)	(2,955)
Net (decrease) increase in net assets resulting from operations	348	15,964	(3,053)	(2,220)	(5,870)	(3,393)	950	(4,028)	23,906	3,069	4,377
Net (decrease) increase in net assets resulting from operations per share	0.02	0.90	(0.17)	(0.10)	(0.32)	(0.18)	0.05	(0.17)	1.06	0.14	0.19
Net asset value per share	12.86	12.99	12.24	12.46	12.62	13.09	13.42	13.24	13.38	12.45	12.45

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

The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. During the fiscal year ended October 31, 2018, the Company made six new investments and follow-on investments in eight existing portfolio companies totaling approximately $62.3 million.  During the nine month period ended July 31, 2019, the Company made five new investments and follow-on investments in four existing portfolio company totaling approximately $38.5 million.

The Company’s prior investment objective was to achieve long-term capital appreciation from venture capital investments in information technology companies. Accordingly, the Company’s investments had focused on investments in equity and debt securities of information technology companies. As of July 31, 2019, approximately 1.6% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

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

OPERATING INCOME

For the Nine Month Period Ended July 31, 2019 and 2018. Total operating income was $22.5 million and $16.7 million for the nine month period ended July 31, 2019 and 2018, respectively, an increase of approximately $5.8 million.

For the Nine Month Period Ended July 31, 2019

Total operating income was $22.5 million for the nine month period ended July 31, 2019. The increase in operating income over the same period last year was primarily due to the increase in dividend income and the increase in interest earned on loans from the Company’s portfolio companies, continuing the transition to the Yield-Focused Strategy.  The Company earned approximately $18.9 million in interest income from investments in portfolio companies.  Of the $18.9 million recorded in interest income, approximately $4.3 million was “payment in kind” interest.  The “payment in kind” interest is computed at the contractual rate specified in each investment agreement and may be added to the principal balance of each investment. The Company’s debt investments yielded annualized rates from 5.0% to 16.0%.  The Company also recorded fee income from asset management of the PE Fund and its portfolio companies totaling approximately $640,000 and fee income from the Company’s portfolio companies of approximately $89,000, totaling approximately $729,000 in fee income.  Of the $640,000 of fee income from asset management activities, 75% of the income is obligated to be paid to TTG Advisers.  However, under the PE Fund’s agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

For the Nine Month Period Ended July 31, 2018

Total operating income was $16.7 million for the nine month period ended July 31, 2018. The increase in operating income over the same period last year was primarily due to the increase in dividend income and the increase in interest earned on loans from the Company’s portfolio companies, continuing the transition to the Yield-Focused Strategy.  The Company earned approximately $14.3 million in interest income from investments in portfolio companies.  Of the $14.3 million recorded in interest income, approximately $2.6 million was “payment in kind” interest.  The “payment in kind” is computed at the contractual rate specified in each investment agreement and may be added to the principal balance of each investment. The Company’s debt investments yielded annualized rates from 5.0% to 16.0%.  The Company also received fee income from asset management of the PE Fund and its portfolio companies totaling approximately $814,000 and fee income from the Company’s portfolio companies of approximately $248,000, totaling approximately $1.1 million in fee income.  Of the $814,000 of fee income from asset management activities, 75% of the income is obligated to be paid to TTG Advisers.  However, under the PE Fund’s agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

OPERATING EXPENSES

For the Nine Month Period Ended July 31, 2019 and 2018.  Operating expenses, net of Voluntary Waivers, were approximately $14.0 million and $14.7 million for the nine month period ended July 31, 2019 and 2018, respectively, a decrease of approximately $700,000.

For the Nine Month Period Ended July 31, 2019

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $14.0 million or 8.32% of the Company’s average net assets, when annualized, for the nine month period ended July 31, 2019.  Significant components of operating expenses for the nine month period ended July 31, 2019 were interest and other borrowing costs of approximately $7.3 million and management fee expense paid by the Company of approximately $3.0 million, which is net of the voluntary management fee waiver of approximately $1.8 million.

The approximately $700,000 decrease in the Company’s net operating expenses for the nine month period ended July 31, 2019 compared to the same period in 2018, was primarily due to the approximately $1.8 million decrease in loss on extinguishment of debt related to the unamortized deferred financing fees for the Senior Notes that were expensed at the time they were repaid and an approximately $1.2 million decrease in interest and other borrowing costs.  These decreases were partially offset by the $2.1 million difference in incentive compensation expense for the nine month period ended July 31, 2019 when compared to the same period in

2018.  The portfolio fees - asset management are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  On October 30, 2018, the Board approved the renewal of the Advisory Agreement for the 2019 fiscal year. The Company and the Adviser agreed on an expense cap for fiscal 2019 of 3.25% under the Modified Methodology.  The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2010 through 2019, TTG Advisers voluntarily agreed to extend the Voluntary Waiver.  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  As of July 31, 2019, the Company did not have an investment in an exchange traded fund.  Under the Modified Methodology, for the quarter ended July 31, 2019, the Company’s annualized expense ratio was 2.66%, (taking into account the same carve outs as those applicable to the expense cap).  In addition, the Adviser agreed, effective November 1, 2017, to a revised management fee structure that ties management fees to the NAV discount2 as follows: (A) If the Company’s NAV discount is greater than 20%, the management fee for the current quarter is reduced to 1.25%; (B) If the NAV discount is between 10% and 20%, the management fee will be 1.50%; and (C) If the NAV discount is less than 10% or eliminated, the 1.50% management fee would be re-examined, but in no event would it exceed 1.75%.  For the quarter ended July 31, 2019, the management fee was 1.25%.

Pursuant to the terms of the Advisory Agreement, during the nine month period ended July 31, 2019, the provision for incentive compensation was unchanged from $0 as of October 31, 2018, including both the pre-incentive fee net operating income and the capital gain incentive fee.  The provision for incentive compensation includes the Valuation Committee’s determination to decrease the fair values of ten of the Company’s portfolio investments (Advantage, Highpoint, Initials, Legal Solutions, MVC Environmental, RuMe, Trientis, U.S. Spray, U.S. Gas and Equus) by a total of approximately $14.4 million.  The provision also includes the Valuation Committee’s determination to increase the fair values of eleven of the Company’s portfolio investments (Array, Black Diamond, Custom Alloy, Dukane, HTI, JSC Tekers, Security Holdings, Turf, Crius, Centile escrow and MVC Automotive) by a total of approximately $11.9 million.  Also, for the quarter ended July 31, 2019, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income for the quarter did not exceed the hurdle rate.

For the Nine Month Period Ended July 31, 2018

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $14.7 million or 7.73% of the Company’s average net assets, when annualized, for the nine month period ended July 31, 2018.  Significant components of operating expenses for the nine month period ended July 31, 2018 were interest and other borrowing costs of approximately $8.5 million and management fee expense paid by the Company of approximately $2.9 million, which is net of the voluntary management fee waiver of approximately $1.5 million.

The approximately $7.2 million decrease in the Company’s net operating expenses for the nine month period ended July 31, 2018 compared to the same period in 2017, was primarily due to the approximately $8.9 million decrease in the provision for incentive compensation expense and an approximately $754,000 decrease in management fee expense paid by the Company, including the voluntary management fee waiver.  These decreases were partially offset by increases in interest and other borrowing costs of approximately $709,000 and approximately $1.8 million in unamortized deferred financing fees for the Senior Notes that were expensed at the time they were repaid.  The Company incurred approximately $800,000 of additional interest expense for a brief period during the nine month period ended July 31, 2018, when both the Senior Notes and

2  The NAV discount referred to herein is the average daily discount to NAV for a quarter.  The discount is determined using the most recently determined NAV per share, which is typically the prior quarter end’s NAV per share and the Company stock closing price on any given day for the quarter.

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

REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES

For the Nine Month Period Ended July 31, 2019 and 2018.  Net realized gains were approximately $4.6 million and approximately $201,000 for the nine month period ended July 31, 2019 and 2018, respectively, an increase of approximately $4.4 million.

For the Nine Month Period Ended July 31, 2019

Net realized gains for the nine month period ended July 31, 2019, were approximately $4.6 million.  The Company’s net realized gains were primarily due to the realized gain on the sale of Plymouth Rock Energy, LLC (“Plymouth”), a portfolio company of the PE Fund, which resulted in a realized gain of approximately $5.0 million and a $3.2 million realized gain associated with the redemption of the Custom Alloy series C preferred shares.  These realized gains were partially offset by the $3.8 million realized loss on the sale of the Crius equity units and the approximately $219,000 realized loss on the sale of the Equus common shares.  The Company also received a carried interest payment from the PE Fund of approximately $173,000 related to the sale of Plymouth, which was recorded as additional realized gains.

During the nine month period ended July 31, 2019, the Company also recorded net realized gains of approximately $116,000 from its escrow receivables.

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

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

For the Nine Month Period Ended July 31, 2019 and 2018.  The Company had a net change in unrealized appreciation on portfolio investments of approximately $207,000 for the nine month period ended July 31, 2019 and a net change in unrealized depreciation of approximately $10.6 million for the nine month period ended July 31, 2018, a net increase of approximately $10.8 million.

For the Nine Month Period Ended July 31, 2019

The Company had a net change in unrealized appreciation on portfolio investments of approximately $207,000 for the nine month period ended July 31, 2019.  The net change in unrealized appreciation for the nine month period ended July 31, 2019 was the result of the reversal of the unrealized depreciation of approximately $4.6 million on the Crius equity units, reversal of the unrealized depreciation of $3.0 million related to the MVC Environmental loan receivable reserve, reversal of the unrealized appreciation on the PE Fund of approximately $5.3 million (as a result of the Company’s sale of the Plymouth Rock Energy, LLC), and the $2.4 million of unrealized appreciation due to the reversal of the unrealized depreciation on the MVC Environmental letter of credit.  The net change also includes Valuation Committee determination to increase the fair value of the Company’s investments in: Array loan by approximately $62,000, Black Diamond loan and warrant by a net total of approximately $885,000, Custom Alloy second lien loans, series A preferred stock, series B preferred stock and series C preferred stock by a net total of approximately $1.9 million, Dukane loan by approximately $11,000, Foliofn preferred stock by $790,000, HTI loan by approximately $192,000, JSC Tekers preferred stock by approximately $94,000, Security Holdings equity and letter of credit by a net total of approximately $2.5 million, Turf loans by approximately $233,000, MVC Automotive equity by approximately $374,000 and the Centile escrow by $116,000. The value of Crius stock was also increased by approximately $5.5 million based on its market value.  These changes in unrealized appreciation were partially off-set by the Valuation Committee determination to decrease the fair value of the Company’s investments in: Advantage preferred stock by approximately $918,000, Highpoint loan by approximately $51,000, Initials loan by approximately $688,000, Legal Solutions loan by approximately $118,000, MVC Environmental loan and common stock by a total of approximately $3.9 million, RuMe series B-1 preferred stock, guarantee and letter of credit by a net total of approximately $2.2 million, Trientis loan by approximately $121,000, U.S. Spray common stock by $3.1 million, U.S. Gas loan by approximately $1.6 million and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $705,000. The value of Equus stock was also decreased by approximately $1.7 million based on its market value.

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

PORTFOLIO INVESTMENTS

For the Nine Month Period Ended July 31, 2019 and the Year Ended October 31, 2018.  The cost of the portfolio investments held by the Company at July 31, 2019 and at October 31, 2018 was $426.3 million and $409.6 million, respectively, an increase of approximately $16.7 million.  The aggregate fair value of portfolio investments at July 31, 2019 and at October 31, 2018 was $339.4 million and $324.5 million, respectively, an increase of approximately $14.9 million.  The cost and fair value of cash, restricted cash and cash equivalents held by the Company at July 31, 2019 and October 31, 2018 was $21.9 million and $15.9 million, respectively, representing an increase of approximately $6.0 million.

For the Nine Month Period Ended July 31, 2019

During the nine month period ended July 31, 2019, the Company made five new investments, committing capital that totaled approximately $29.4 million.  Pursuant to an exemptive order received by the Company from the SEC (the “Order”), that allows the Company to co-invest, subject to certain conditions, with certain affiliated private funds as described in the Order, each of the Company and the Private Fund co-invested in GTM ($1.9 million investment for the Company).  The Company also invested in Powers ($6.5 million), IPCC ($8.0 million), Jedson ($6.0 million) and SMA ($7.0 million).

During the nine month period ended July 31, 2019, the Company made follow-on investments in four portfolio company that totaled approximately $9.1 million.  On December 21, 2018, the Company loaned an additional $2.0 million to Custom Alloy in the form of a second lien loan with an interest rate of 11% and a maturity date of December 23, 2019.  During the nine month period ended July 31, 2019, the Company loaned $750,000 to RuMe.  On June 7, 2019, the Company invested approximately $3.9 million in GTM increasing the second lien loan by $3.5 million and investing approximately $420,000 for additional common shares.  On July 1, 2019, Custom Alloy borrowed $800,000 on its revolving credit facility with a 15% interest rate and a maturity date of December 7, 2024.  On July 15, 2019, the Company loaned an additional $1.0 million to HTI increasing its second lien loan to approximately $11.3 million as of July 31, 2019.

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

On June 14, 2019, Array made a principal payment of approximately $114,000 on its second lien loan.

On June 19, 2019, Essner made a principal payment of approximately $78,000 on its first lien loan.

On July 1, 2019, Turf Products, LLC (“Turf”) made a principal payment of $70,000 on its third lien loan.

On July 15, 2019, the Company’s Crius trust units were sold for $6.71 per share resulting in total proceeds of approximately $22.0 million.  The Company realized a loss of approximately $3.8 million as a result of this transaction.

On July 29, 2019, the Company sold 608,310 shares of Equus common stock for approximately $1.0 million, resulting in a realized loss of approximately $219,000.

During the nine month period ended July 31, 2019, Tin Roof made principal payments totaling approximately $99,000 on its second lien loan.

During the quarter ended January 31, 2019, the Valuation Committee increased the fair value of the Company’s investments in: Black Diamond loan and warrant by approximately $767,000, Custom Alloy second lien loans, series A preferred stock, series B preferred stock and series C preferred stock by a net total of approximately $2.3 million, Dukane loan by $286, Foliofn preferred stock by $32,000, Highpoint loan by approximately $252, HTI loan by approximately $80,000, JSC Tekers preferred stock by approximately $82,000, Security Holdings equity and letter of credit by a net total of $25,000, Turf loan by approximately $15,000 and the Centile escrow by $49,000. In addition, increases in the cost basis of the loans to HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Array, GTM, Tin Roof, Tuf-Tug and Security Holdings were due to the capitalization of PIK interest totaling approximately $964,000.  The Valuation Committee also decreased the fair value of the Company’s investments in: Advantage preferred stock by approximately $244,000, Essner loan by approximately $21,000, Initials loan by approximately $412,000, Legal Solutions loan by approximately $118,000, MVC Automotive equity by approximately $117,000, MVC Environmental loan by approximately $875,000 and common stock by approximately $3.0 million,  MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.1 million, RuMe series B-1 preferred stock, guarantee and letter of credit by a net total of approximately $308,000, Trientis loan by approximately $77,000, U.S. Tech loan by approximately $23,000 and the U.S. Gas loan by approximately $797,000.

During the quarter ended April 30, 2019, the Valuation Committee increased the fair value of the Company’s investments in: Array loan by approximately $62,000, Black Diamond loan and warrant by a net total of approximately $126,000, Dukane loan by approximately $10,000, Essner loan by approximately $21,000,  Foliofn preferred stock by $369,000, Highpoint loan by approximately $264, HTI loan by approximately $65,000, Initials loan by approximately $5,000, MVC Automotive equity by approximately $747,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $833,000, Security Holdings equity and letter of credit by a net total of approximately $3.7 million, Trientis loan by approximately $40,000, Turf loans by approximately $94,000, U.S. Tech loan by approximately $23,000, U.S. Gas loan by approximately $357,000 and the Centile escrow by approximately $29,000.  In addition, increases in the cost basis of the loans to HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Array, GTM, Tin Roof, Tuf-Tug, Security Holdings and the Custom Alloy preferred stock were due to the capitalization of PIK interest/dividends totaling approximately $3.4 million.  The Valuation Committee also decreased the fair value of the Company’s investments in: Advantage preferred stock by approximately $674,000, Custom Alloy loans by a total of approximately $504,000, JSC Tekers preferred stock by approximately $48,000, RuMe series B-1 preferred stock and letter of credit by a total of approximately $1.8 million and the U.S. Spray common stock by $3.1 million.

During the quarter ended July 31, 2019, the Valuation Committee increased the fair value of the Company’s investments in: Centile escrow by approximately $38,000, Custom Alloy loans by a total of approximately $115,000, Dukane loan by approximately $1,000, Foliofn preferred stock by $389,000, HTI loan by approximately $47,000, JSC Tekers preferred stock by approximately $60,000 and Turf loans by approximately $124,000.  In addition, increases in the cost basis of the loans to HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Array, GTM, Tin Roof, Tuf-Tug, Security Holdings, Jedson and Custom Alloy were due to the capitalization of PIK interest/dividends totaling approximately $780,000.  The Valuation Committee also decreased the fair value of the Company’s investments in: Array loan by approximately $1,000, Black Diamond loan and warrant by a net total of approximately $8,000, Highpoint loan by approximately $51,000, Initials loan by approximately $281,000, MVC Automotive equity by approximately

$256,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $399,000, RuMe series B-1 preferred stock and letter of credit by a total of approximately $113,000, Security Holdings equity and letter of credit by a net total of approximately $1.2 million, Trientis loan by approximately $84,000 and U.S. Gas loan by approximately $1.2 million.

During the nine month period ended July 31, 2019, the Valuation Committee increased the fair value of the Company’s investments in: Array loan by approximately $62,000, Black Diamond loan and warrant by a net total of approximately $885,000, Custom Alloy second lien loans, series A preferred stock, series B preferred stock and series C preferred stock by a net total of approximately $1.9 million, Dukane loan by approximately $11,000, Foliofn preferred stock by $790,000, HTI loan by approximately $192,000, JSC Tekers preferred stock by approximately $94,000, Security Holdings equity and letter of credit by a net total of approximately $2.5 million, Turf loans by approximately $233,000, MVC Automotive equity by approximately $374,000 and the Centile escrow by $116,000. In addition, increases in the cost basis of the loans to HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Array, GTM, Tin Roof, Tuf-Tug, Security Holdings, Jedson and the Custom Alloy preferred stock were due to the capitalization of PIK interest/dividends totaling approximately $5.1 million.  The Valuation Committee also decreased the fair value of the Company’s investments in: Advantage preferred stock by approximately $918,000, Highpoint loan by approximately $51,000, Initials loan by approximately $688,000, Legal Solutions loan by approximately $118,000, MVC Environmental loan and common stock by a total of approximately $3.9 million, RuMe series B-1 preferred stock, guarantee and letter of credit by a net total of approximately $2.2 million, Trientis loan by approximately $121,000, U.S. Spray common stock by $3.1 million, U.S. Gas loan by approximately $1.6 million and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $705,000.

At July 31, 2019, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $339.4 million with a cost basis of $426.3 million.  At July 31, 2019, the fair value and cost basis of the Legacy Investments were $5.8 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $333.6 million and $411.3 million, respectively.  At October 31, 2018, the fair value of all portfolio investments, exclusive of escrow receivables, was $324.5 million with a cost basis of $409.6 million.  At October 31, 2018, the fair value and cost basis of the Legacy Investments was $5.0 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $319.5 million and $394.6 million, respectively.

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

During the quarter ended July 31, 2018, the Valuation Committee increased the fair value of the Company’s investments in: Custom Alloy second lien loan, series A preferred stock, series B preferred stock, series C preferred stock and letters of credit by a total of approximately $36,000, Dukane loan by approximately $300, HTI loan by approximately $242,000, Legal Solutions loan by approximately $800, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.9 million, Security Holdings equity interest and letter of credit by a total of approximately $1.6 million and Turf loans by approximately $53,000. In addition, increases in the cost basis of the loans to Trientis, HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Initials, Array and Security Holdings were due to the capitalization of PIK interest totaling $893,912.  The Valuation Committee also decreased the fair value of the Company’s investments in: Foliofn preferred stock by $115,000, Initials loan by approximately $186,000, JSC Tekers Holdings preferred stock by $154,000, MVC Automotive equity interest by $819,000, MVC Environmental loan and letter of credit by a total of approximately $4.7 million, RuMe series B-1 preferred stock, series C preferred stock, common stock, letters of credit and warrants by a total of approximately $114,000, U.S. Gas loan by approximately $109,000,U.S. Tech loan by $55,000 and the Centile escrow by approximately $257,000 that was recorded as a realized loss.

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

Portfolio Companies

During the nine month period ended July 31, 2019, the Company had investments in the following portfolio companies:

Advantage Insurance Inc.

Advantage, Puerto Rico, is a provider of specialty insurance, reinsurance and related services to business owners and high net worth individuals.

At October 31, 2018, the Company’s investment in Advantage consisted of 750,000 shares of preferred stock at a cost basis of $7.5 million and a fair value of approximately $8.8 million.

During the nine month period ended July 31, 2019, the Valuation Committee decreased the fair value of the preferred stock by approximately $918,000.

At July 31, 2019, the Company’s investment in Advantage consisted of 750,000 shares of preferred stock at a cost basis of $7.5 million and a fair value of approximately $7.9 million.

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

At July 31, 2019, the Company’s investment in Apex consisted of a first lien loan with an outstanding amount of approximately $15.0 million, a cost basis of approximately $14.9 million and a fair value of approximately $15.0 million.

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

On June 14, 2019, Array made a principal payment of approximately $114,000 on its second lien loan.

During the nine month period ended July 31, 2019, the Valuation Committee increased the fair value of the loan by approximately $62,000.

At July 31, 2019, the Company’s investment in Array consisted of a second lien loan with an outstanding amount of approximately $6.2 million, a cost basis of approximately $6.1 million and a fair value of approximately $6.3 million and a warrant with a cost basis and fair value of $0.

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

During the nine month period ended July 31, 2019, the Valuation Committee increased the fair value of the loan by approximately $334,000 and the warrant by approximately $551,000.

At July 31, 2019, the Company’s investment in Black Diamond consisted of a second lien loan with an outstanding amount of approximately $7.5 million, a cost basis of approximately $7.1 million and a fair value of approximately $7.6 million and a warrant with a cost basis of approximately $401,000 and a fair value of approximately $952,000.

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

On July 15, 2019, the Company’s Crius trust units were sold for $6.71 per share resulting in total proceeds of approximately $22.0 million.  The Company realized a loss of approximately $3.8 million as a result of this transaction.

At July 31, 2019, the Company no longer held a direct investment in Crius.

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

On July 1, 2019, Custom Alloy borrowed $800,000 on its revolving credit facility.

During the nine month period ended July 31, 2019, the Valuation Committee decreased the fair values of the $3.5 million second lien loan by approximately $17,000, the $2.0 million second lien loan by approximately $3,400, the $32.5 million second lien loan by approximately $328,000, the $6.1 million second lien loan by approximately $62,000 and increased the fair value of the series A preferred stock by approximately $177,000, the series B preferred stock by approximately $403,000 and the series C preferred stock by approximately $1.8 million.

At July 31, 2019, the Company’s investment in Custom Alloy consisted of a second lien loan with a cost basis and outstanding balance of approximately $32.5 million and a fair value of approximately $32.1 million, a second lien loan with a cost basis, outstanding balance and a fair value of approximately $6.1 million and a revolving credit facility with a cost basis, outstanding balance and a fair value of $800,000.

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

During the nine month period ended July 31, 2019, the Valuation Committee increased the fair value of the loan by $11,000.

At July 31, 2019, the Company’s investment in Dukane consisted of a second lien loan with an outstanding amount of approximately $4.5 million, a cost basis of approximately $4.4 million and a fair value of approximately $4.5 million.

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

On June 19, 2019, Essner made a principal payment of approximately $78,000 on its first lien loan.

At July 31, 2019, the Company’s investment in Essner consisted of a first lien loan with an outstanding amount of approximately $3.6 million, a cost basis of approximately $3.5 million and a fair value of approximately $3.6 million.

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

On July 29, 2019, the Company sold 608,310 shares of Equus common stock for approximately $1.0 million, resulting in a realized loss of approximately $219,000.

At July 31, 2019, the Company’s investment in Equus consisted of 3,836,334 shares of common stock with a cost of approximately $8.8 million and a market value of approximately $5.9 million.

Foliofn, Inc.

Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.

At October 31, 2018, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of approximately $5.0 million.

During the nine month period ended July 31, 2019, the Valuation Committee increased the fair value of the preferred stock by $790,000.

At July 31, 2019, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of approximately $5.8 million.

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

On June 7, 2019, the Company invested approximately $3.9 million in GTM increasing the second lien loan by $3.5 million and investing approximately $420,000 for additional common shares.  The maturity date on the loan was extended to December 7, 2024.

At July 31, 2019, the Company’s investment in GTM consisted of a second lien loan with an outstanding amount of approximately $5.1 million, a cost basis of approximately $5.0 million and a fair value of approximately $5.1 million and 2 shares of common stock with a cost basis and fair value of $766,000.

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

During the nine month period ended July 31, 2019, the Valuation Committee decreased the fair value of the loan by approximately $51,000.

At July 31, 2019, the Company’s investment in Highpoint consisted of a second lien loan with an outstanding amount of approximately $5.2 million, a cost basis of approximately $5.1 million and a fair value of approximately $5.2 million.

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

On July 15, 2019, the Company loaned an additional $1.0 million to HTI increasing its second lien loan to approximately $11.3 million as of July 31, 2019.

During the nine month period ended July 31, 2019, the interest rate on the second lien loan was increased to 15.75% and the maturity date was extended to September 15, 2024.

During the nine month period ended July 31, 2019, the Valuation Committee increased the fair value of the loan by $192,000.

At July 31, 2019, the Company’s investment in HTI consisted of a second lien loan with an outstanding amount, cost basis and fair value of approximately $11.3 million.

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

During the nine month period ended July 31, 2019, the Valuation Committee decreased the fair value of the loan by approximately $688,000.

At July 31, 2019, the Company’s investment in Initials consisted of a senior subordinated loan with an outstanding amount and cost basis of approximately $5.6 million and a fair value of approximately $2.0 million. The Company reserved in full against all of the accrued interest starting June 23, 2018.

International Precision Components Corporation

IPCC, Lake Forest, Illinois, is a leading plastic injection molder.

On May 10, 2019, the Company invested approximately $8.0 million in IPCC in the form of a second lien loan with a cash interest rate of 12.0%, 3.5% variable PIK rate and a maturity date of October 3, 2024.

At July 31, 2019, the Company’s investment in IPCC consisted of a second lien loan with an outstanding amount of approximately $8.0 million, a cost basis of approximately $7.8 million and a fair value of approximately $8.0 million.

Jedson Engineering, Inc.

Jedson, Cincinnati, Ohio, is a provider of engineering, procurement and construction management services.

During the nine month period ended July 31, 2019, the Company invested $6.0 million in Jedson in the form of a first lien loan with a cash interest rate of 12.0%, 3.0% PIK rate and a maturity date of June 21, 2024.

At July 31, 2019, the Company’s investment in Jedson consisted of a first lien loan with an outstanding amount of approximately $6.0 million, a cost basis of approximately $5.9 million and a fair value of approximately $6.0 million.

JSC Tekers Holdings

JSC Tekers, Latvia, is a company focused on real estate management.

At October 31, 2018, the Company’s investment in JSC Tekers consisted of 9,159,085 shares of preferred stock with a cost basis of $11.8 million and a fair value of $4.1 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $0.

During the nine month period ended July 31, 2019, the Valuation Committee increased the fair value of the preferred stock by $94,000.

At July 31, 2019, the Company’s investment in JSC Tekers consisted of 9,159,085 shares of preferred stock with a cost basis of $11.8 million and a fair value of $4.2 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $0.

Legal Solutions Holdings, Inc.

Legal Solutions, Covina, CA, is a provider of record retrieval services to the California workers’ compensation applicant attorney market.

At October 31, 2018, the Company’s investment in Legal Solutions consisted of a senior subordinated loan with an outstanding balance and cost basis of approximately $11.8 million and a fair value of approximately $11.9 million.  The senior subordinated loan had an interest rate of 16% and a maturity date of March 18, 2020.

During the nine month period ended July 31, 2019, the Valuation Committee decreased the fair value of the loan by approximately $118,000.

At July 31, 2019, the Company’s investment in Legal Solutions consisted of a senior subordinated loan with an outstanding balance, cost basis and a fair value of approximately $12.1 million.

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

At July 31, 2019, the loan had an outstanding balance, cost basis and a fair value of $16.4 million.

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

During the nine month period ended July 31, 2019, the maturity date on the bridge loan was extended to June 30, 2020.

During the nine month period ended July 31, 2019, the Valuation Committee increased the fair value of the equity interest by approximately $374,000.

At July 31, 2019, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of approximately $51.2 million and a fair value of approximately $19.3 million and a bridge loan with an outstanding amount, cost basis and fair value of approximately $7.1 million.  The mortgage guarantee for MVC Automotive was equivalent to approximately $3.5 million at July 31, 2019.  This guarantee was taken into account in the valuation of MVC Automotive.

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

During the nine month period ended July 31, 2019, the Valuation Committee decreased the fair value of the loan by approximately $875,000 and the common stock by approximately $3.0 million.

At July 31, 2019, the Company’s investment in MVC Environmental consisted of common stock with a cost basis of approximately $6.1 million and a fair value of approximately $0 and a senior secured loan with an outstanding balance and cost basis of $6.9 million and a fair value of $0.  The Company reserved in full against all of the accrued interest starting July 1, 2017.  David Williams, representative of the Company, serves as a director of MVC Environmental.

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

On December 27, 2018, the Company received a dividend of approximately $543,000 from the PE Fund related to Focus Pointe Global.

During the nine month period ended July 31, 2019, the Valuation Committee decreased the fair value of the general partnership interest and limited partnership interest in the PE Fund by a total of approximately $705,000.

At July 31, 2019, the limited partnership interest in the PE Fund had a cost of approximately $9.0 million and a fair value of approximately $11.7 million.  The Company’s general partnership interest in the PE Fund had a cost basis of approximately $230,000 and a fair value of approximately $298,000.  As of July 31, 2019, the PE Fund had investments in Gibdock Limited, Focus Pointe Holdings, Inc. and Advanced Oilfield Services, LLC.

Powers Equipment Acquisition Company, LLC

Powers, Warminster, Pennsylvania, is a family owned manufacturer of commercial refrigeration equipment.

On May 1, 2019, the Company invested $6.5 million in Powers in the form of a first lien loan with a variable interest rate of 13.5% and a maturity date of April 30, 2024.

At July 31, 2019, the Company’s investment in Powers consisted of a first lien loan with an outstanding amount of approximately $6.5 million, a cost basis of approximately $6.4 million and a fair value of approximately $6.5 million.

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

During the nine month period ended July 31, 2019, the Company loaned $750,000 to RuMe.

On April 26, 2019, RuMe made a principal payment on the revolver of $500,000.

During the nine month period ended July 31, 2019, the Valuation Committee decreased the fair values of the series B-1 preferred stock by approximately $1.7 million and the letters of credit by approximately $533,000 and increased the guarantee by approximately $23,000.

At July 31, 2019, the Company’s investment in RuMe consisted of 5,297,548 shares of common stock with a cost basis of approximately $924,000 and a fair value of $0, 4,999,076 shares of series B-1 preferred stock with a cost basis of approximately $1.0 million and a fair value of approximately $41,000, 23,896,634 shares of series C preferred stock with a cost basis and a fair value of approximately $3.4 million, a revolver with an outstanding balance, cost basis and fair value of approximately $1.8 million and a subordinated note with an outstanding balance, cost basis and a fair value of approximately $3.5 million. The warrants have a cost basis of approximately $336,000 and a fair value of $0 and the letter of credits was fair valued at approximately -$592,000 or a liability of approximately $592,000.

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

During the nine month period ended July 31, 2019, the interest rate on the senior subordinated loan was decreased to 4.5%.

During the nine month period ended July 31, 2019, the Valuation Committee increased the fair value of the common equity interest by $2.6 million and decreased the fair value of the letter of credit by approximately $170,000.

At July 31, 2019, the Company’s investment in Security Holdings consisted of common equity interest with a cost basis of approximately $51.2 million and a fair value of approximately $33.9 million, a bridge loan with an outstanding balance, cost basis and fair value of approximately $4.9 million, a senior subordinated loan with an outstanding balance, cost basis and fair value of approximately $5.4 million and a letter of credit with a fair value of approximately -$257,000 or a liability of $257,000.

Puneet Sanan, a representative of the Company, serves as a director of Security Holdings.

SMA Holdings, Inc.

SMA, Irvine, California, is a strategic consulting firm, which has been serving the federal contracting and commercial markets for over 35 years.

During the nine month period ended July 31, 2019, the Company invested $7.0 million in SMA in the form of a first lien loan with a cash interest rate of 11.0% and a maturity date of June 26, 2024.  The Company also received warrants as part of this investment

At July 31, 2019, the Company’s investment in SMA consisted of a first lien loan with an outstanding amount of approximately $7.0 million, a cost basis of approximately $6.4 million and a fair value of approximately $6.5 million and warrants with a cost basis and fair value of approximately $505,000.

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

During the nine month period ended July 31, 2019, Tin Roof made principal payments totaling approximately $99,000 on its second lien loan.

At July 31, 2019, the Company’s investment in Tin Roof consisted of a second lien loan with an outstanding balance of approximately $3.8 million, a cost basis of approximately $3.7 million and a fair value of approximately $3.8 million.

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

During the nine month period ended July 31, 2019, the Valuation Committee decreased the fair value of the loan by approximately $121,000.

At July 31, 2019, the Company’s investment in Trientis consisted of a first lien loan with an outstanding balance and cost basis of approximately $1.2 million and a fair value of approximately $263,000 and a warrant with a cost basis of approximately $68,000 and a fair value of $0. The Company reserved in full against all of the accrued interest starting September 1, 2018.

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

At July 31, 2019, the Company’s investment in Tuf-Tug consisted of a second lien loan with an outstanding balance of approximately $5.0 million, a cost basis of approximately $4.9 million and a fair value of approximately $5.0 million and 24.6 shares of common stock with a cost basis and fair value of $750,000.

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

On July 1, 2019, Turf made a principal payment of $70,000 on its third lien loan.

During the nine month period ended July 31, 2019, the Valuation Committee increased the fair value of the senior subordinated loans by approximately $233,000.

At July 31, 2019, the senior subordinated loan had an outstanding balance and cost basis of approximately $7.7 million and a fair value of approximately $7.5 million and the third lien loan had an outstanding balance, cost basis and fair value of approximately $1.1 million.

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

At July 31, 2019, the senior term loan had an outstanding amount, cost basis and fair value of approximately $5.5 million.

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

During the nine month period ended July 31, 2019, the Valuation Committee decreased the fair value of the loan by $1.6 million.

At July 31, 2019, the Company’s investment in U.S. Gas, an indirect subsidiary of Crius, consisted of a second lien loan with an outstanding balance and cost basis of approximately $37.5 million and a fair value of approximately $37.8 million.

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

During the nine month period ended July 31, 2019, the Valuation Committee decreased the fair value of the common stock by $3.1 million.

At July 31, 2019, the Company’s investment in SCSD consisted of 784 shares of class B common stock with a cost basis of approximately $5.5 million and a fair value of approximately $2.3 million, a secured loan and senior secured loan each with an outstanding balance, cost basis and fair value of $1.5 million, totaling $3.0 million.

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

At July 31, 2019, the Company had investments in portfolio companies totaling $339.4 million.  Also, on that date, the Company had approximately $20.2 million in cash equivalents and restricted cash equivalents and approximately $1.7 million in cash.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.  Pending investments in portfolio companies pursuant to our principal investment strategy, the Company may make other short-term or temporary investments, including in exchange-traded funds and private investment funds offering periodic liquidity.

During the nine month period ended July 31, 2019, the Company made five new investments, committing capital that totaled approximately $29.4 million.  Pursuant to an exemptive order received by the Company from the SEC (the “Order”), that allows the Company to co-invest, subject to certain conditions, with certain affiliated private funds as described in the Order, each of the Company and the Private Fund co-invested in GTM ($1.9 million investment for the Company).  The Company also invested in Powers ($6.5 million), IPCC ($8.0 million), Jedson ($6.0 million) and SMA ($7.0 million).

During the nine month period ended July 31, 2019, the Company made follow-on investments in four portfolio company that totaled approximately $9.1 million.  On December 21, 2018, the Company loaned an additional $2.0 million to Custom Alloy in the form of a second lien loan with an interest rate of 11% and a maturity date of December 23, 2019.  During the nine month period ended July 31, 2019, the Company loaned $750,000 to RuMe.  On June 7, 2019, the Company invested approximately $3.9 million in GTM increasing the second lien loan by $3.5 million and investing approximately $420,000 for additional common shares.  On July 1, 2019, Custom Alloy borrowed $800,000 on its revolving credit facility with a 15% interest rate and a maturity date of December 7, 2024.  On July 15, 2019, the Company loaned an additional $1.0 million to HTI increasing its second lien loan to approximately $11.3 million as of July 31, 2019.

Current commitments include:

Commitments to Portfolio Companies:

At July 31, 2019 and October 31, 2018, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded as of July 31, 2019
MVC Private Equity Fund LP	$20.1 million	$14.6 million
RuMe	$2.2 million	$1.7 million
Custom Alloy	$3.0 million	$800,000
Total	$25.3 million	$17.1 million

Portfolio Company	Amount Committed	Amount Funded as of October 31, 2018
MVC Private Equity Fund LP	$20.1 million	$14.6 million
RuMe	$1.6 million	$1.4 million
Total	$21.7 million	$16.0 million

Guarantees:

At July 31, 2019 and October 31, 2018, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded as of July 31, 2019
MVC Automotive	$3.5 million	—
Total	$3.5 million	—

Guarantee	Amount Committed	Amount Funded as of October 31, 2018
MVC Automotive	$6.2 million	—
RuMe	$1.0 million	—
Total	$7.2 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At July 31, 2019, the Valuation Committee estimated the combined fair values of the guarantee obligation noted above to be $0 or a liability of approximately $0.

These guarantees are further described below, together with the Company’s other commitments.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  Over time, Erste Bank, the bank extending the mortgage to MVC Automotive, increased the amount of the mortgage. The balance of the guarantee as of July 31, 2019 is approximately 3.2 million Euro (equivalent to approximately $3.5 million).

The Company agreed to cash collateralize a $300,000 third party letter of credit for RuMe, which is now collateralized with Credit Facility IV (defined below) and still a commitment of the Company as of April 30, 2019.  Previously, the Company guaranteed $1.0 million of RuMe’s indebtedness to Colorado Business Bank and also provided RuMe an additional $2.0 million letter of credit.  On April 25, 2019, the $1.0 million guarantee and the $2.0 million letter of credit were refinanced and replaced with a new $3.0 million letter of credit.  The letter of credit had a fair value of approximately -$592,000 or a liability of $592,000 as of July 31, 2019.  The $3.0 million letter of credit is collateralized with Credit Facility IV (defined below).

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  The investment period related to the PE Fund has ended.  Additional capital may be called for follow-on investments in existing portfolio companies of the PE Fund or to pay operating expenses of the PE Fund until the partnership is terminated.  On December 27, 2018, the Company received proceeds of approximately $7.5 million from the PE Fund related to the sale of Plymouth Rock Energy, LLC, a portfolio company of the PE Fund.  The Company’s pro-rata share of the PE Fund’s cost basis in the Plymouth Rock Energy, LLC investment totaled approximately $2.5 million, resulting in a realized gain of approximately $5.0 million.  As of July 31, 2019, $14.6 million of the Company’s commitment was funded.

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

On February 28, 2018, the Company committed $6.0 million to Custom Alloy in the form of a first lien loan with an interest rate of 10% and a maturity date of October 31, 2018.  On November 9, 2018, Custom Alloy repaid its first lien loan in full, including all accrued interest.  The loan is no longer a commitment of the Company as of July 31, 2019.

During the fiscal year ended October 31, 2018, the Company provided RuMe a $1.6 million line of credit with a 10% interest rate and a maturity date of March 31, 2020.  The outstanding balance as of October 31, 2018 was approximately $1.5 million.  During the nine month period ended July 31, 2019, the line of credit was increased to $2.2 million.  The outstanding balance as of July 31, 2019 was approximately $1.8 million, including capitalized PIK interest.

During the fiscal year ended October 31, 2018, the Company provided Custom Alloy a $2.0 million and a $1.4 million letter of credit as part of a restructuring.  The $2.0 million letter of credit matured on November 27, 2018 and is no longer a commitment of the Company.   On October 31, 2018, the $1.4 million letter of credit was drawn, which resulted in the Company receiving a $1.4 million term note with a 15% interest rate and a maturity date of October 31, 2021.  On November 13, 2018, Custom Alloy repaid its $1.4 million second lien loan in full, including all accrued interest.  The loan is no longer a commitment of the Company as of July 31, 2019.

During the fiscal year ended October 31, 2018, the Company provided Security Holdings a 3.3 million Euro letter of credit.  During the nine month period ended July 31, 2019, the letter of credit was increased to 5.3 million Euro.  The letter of credit had a fair value of approximately -$257,000 or a liability of $257,000 as of July 31, 2019.  The letter of credit is collateralized with Credit Facility IV (defined below).

On April 30, 2019, the Company provided Custom Alloy a $3.0 million line of credit with a 15% interest rate and a maturity date of April 30, 2020.  During the nine month period ended July 31, 2019, the Company funded $800,000, which is the balance outstanding as of July 31, 2019.

As of July 31, 2019, the total fair value associated with potential obligations related to guarantees and letters of credit was approximately -$849,000 or a liability of $849,000.

Commitments of the Company

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with BB&T. On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  On December 1, 2015, Credit Facility II was renewed and expired on May 31, 2016, at which time all outstanding amounts under it were due and repaid.  On June 30, 2016, Credit Facility II was renewed and reduced to a $50 million revolving credit facility, which expired on February 28, 2017, as of which time all outstanding amounts under it were due and repaid.  On February 28, 2017, Credit Facility II was renewed and increased to a $100 million revolving credit facility and expired on August 31, 2017.  On August 31, 2017, Credit Facility II was renewed and decreased to a $25 million revolving credit facility, which was to expire on August 31, 2018.  There was no change to the interest rate or unused fee on the revolving credit facility. The Company incurred closing costs associated with this transaction of $62,500.  On August 10, 2018, Credit Facility II was renewed to August 30, 2019.  The Company incurred closing costs associated with this transaction of $50,000 with no change in terms other than the expiration date.  At October 31, 2018 and July 31, 2019, there was $25.0 million and $0, respectively, outstanding on Credit Facility II.  Credit Facility II is used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 125 basis points.  In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid closing fees, legal and other costs associated with these transactions.  These costs are amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.  As of July 31, 2019, the Company was in compliance with all covenants related to Credit Facility II.

On December 9, 2015, the Company entered into a three-year, $50 million revolving borrowing base credit facility (“Credit Facility III”) with Santander Bank N.A. as a lender and lead agent and Wintrust Bank as a lender and syndication agent.  Credit Facility III was to expire on December 9, 2018.  Credit Facility III can, under certain conditions, be increased up to $85 million.  The new facility bears an interest rate of LIBOR plus 3.75% or the prime rate plus 1% (at the Company’s option), and includes a 1% closing fee of the commitment amount and a 0.75% unused fee.  The compensating balance for the revolving credit facility is $5.0 million, which is reflected as restricted cash or cash equivalents on the Company’s Consolidated Balance Sheets.  On February 26, 2018, in connection with the U.S. Gas Sale, Credit Facility III was amended, effective as of July 5, 2017, to exclude from pledged collateral the U.S. Gas second lien loan.  On May 7, 2018, the terms of Credit Facility III were amended to, among other things: (i) increase the limit for unsecured indebtedness and certain unsecured guaranty obligations of portfolio companies of the Company to $10,000,000 and (ii) increase the limit on permitted investments of the Company with respect to certain debt, equity and follow-on investments to $28,500,000.  All other material terms of Credit Facility III remained unchanged.  As of October 31, 2018, there was no outstanding balance on Credit Facility III and the Company was in compliance with all covenants related to Credit Facility III.  On December 7, 2018, Credit Facility III was renewed until March 9, 2019.  On January 29, 2019, Credit Facility III was terminated.    As of July 31, 2019, Credit Facility III was no longer a commitment of the Company.

On November 15, 2017, the Company completed a public offering of $100,000,000 aggregate principal amount of its 6.25% senior notes due November 30, 2022 (“Senior Notes II”). In addition, on November 20, 2017, the underwriters exercised an over-allotment option to purchase an additional $15 million in aggregate principal amount of Senior Notes II (together with the offering on November 15, the “Offering”).  The Senior Notes II have an interest rate of 6.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  After deducting underwriting fees and discounts and expenses, the Offering resulted in net proceeds to the Company of approximately $111.4 million.  The Offering expenses incurred are amortized over the term of the Senior Notes II.  Proceeds from the offering were used to repay the Senior Notes in full, including all accrued interest.  As of July 31, 2019, the Senior Notes II had a total outstanding amount of $115.0 million, net of deferred financing fees the balance was approximately $112.5 million, with a market value of approximately $119.1 million.

On January 29, 2019, the Company entered into a three year, $35 million revolving credit facility (“Credit Facility IV”) with People’s United Bank, National Association as lender and lead agent. Credit Facility IV can, under certain conditions, be increased up to $85 million. Credit Facility IV will expire on January 29, 2022, at which time all outstanding amounts under Credit Facility IV will be due and payable.  Borrowings under the Credit Facility bear interest at a rate of LIBOR plus 2.85%, or the prime rate plus 0.5% at the Company’s discretion. In addition, the Company was subject to (i) a closing fee of 1% of the commitment amount paid at closing, (ii) a one-time structuring fee in the amount of $100,000 paid at closing, (iii) an unused line fee, which is payable monthly, of 0.75% if the Company draws less than $25 million on Credit Facility IV or 0.60% if the Company draws more than $25 million on Credit Facility IV, and (iv) an annual administrative agent fee in the amount of $100,000 in 2019 and $200,000 in each year thereafter. The compensating balance for the revolving credit facility is $5.0 million, which is reflected as restricted cash equivalents on the Company’s Consolidated Balance Sheets.  On June 19, 2019, in order to increase the size of the Credit Facility IV, the credit facility was amended to add Bank Leumi USA as an additional lender. The amendment increased the size of Credit Facility IV by $15.0 million to $50.0 million. All other material terms of the Credit Facility remain unchanged. In addition, the Company was subject to a closing fee of 1% of the additional commitment amount of $15.0 million to be paid at closing.  As of July 31, 2019, there was $22.1 million outstanding on Credit Facility IV and the Company was in compliance with the maximum balance sheet leverage covenant related to Credit Facility IV.

The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

Subsequent Events

On August 12, 2019, the Company sold 608,310 common shares of Equus totaling approximately $985,000 in proceeds and resulting in a realized loss of approximately $268,000.

On August 30, 2019, Credit Facility II was extended to August 31, 2020.

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

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments, and escrow receivables, which represent approximately 90.6% of the Company’s total assets at July 31, 2019.  As discussed in Note 8 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. The Company may make short-term investments in 90-day Treasury Bills or longer-term treasury notes, which are federally guaranteed securities, or other investments, including exchange-traded funds, private investment funds and designated money market accounts, pending investments in portfolio companies made pursuant to our principal investment strategy.

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

At July 31, 2019, approximately 90.3% of our total assets represented portfolio investments recorded at fair value.

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

On October 31, 2018, the Company did not have a net capital loss carryforward. The Company had approximately $86.9 million in unrealized losses as of July 31, 2019.  If we experience an aggregate 50% shift in the ownership of our common stock from shareholder transactions over a three year period (e.g., if a shareholder acquires 5% or more of our outstanding shares of common stock, or if a shareholder who owns 5% or more of our outstanding shares of common stock significantly increases or decreases its investment in the Company), our ability to utilize our capital loss carryforwards to offset future capital gains may be severely limited.  Further, in the event that we are deemed to have failed to meet the requirements to qualify as a RIC, our ability to use our capital loss carryforwards could be adversely affected.   Please see Note 12 of our consolidated financial statements “Tax Matters” for more information.

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

We are subject to market discount risk.

As with any stock, the price of our shares will fluctuate with market conditions and other factors. If shares are sold, the price received may be more or less than the original investment. Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our NAV, but will depend upon the market price of the shares at the time of sale. Since the market price of our shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the shares will trade at, below or above our NAV. Although our shares, from time to time, had traded at a premium to our NAV, in more recent years, our shares have traded at a discount to NAV, which discount may fluctuate over time. Our common stock has historically traded at prices below our net asset value per share and was trading as of July 31, 2019 at an approximately 25.6% discount to NAV.  Therefore, shareholders selling their shares will likely have to sell at a significant discount to NAV per share.

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

As of July 31, 2019, we have approximately $115.0 million in aggregate principal amount of Senior Notes II (as defined above), due on November 30, 2022.  We also have access to leverage through credit facilities.

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

As of July 31, 2019, 1.6% of the Company’s assets consisted of Legacy Investments.  These investments were made pursuant to the Company’s prior investment objective of seeking long-term capital appreciation from venture capital investments in information technology companies. Generally, a cash return may not be received on these investments until a “liquidity event,” i.e., a sale, public offering or merger, occurs. Until then, these Legacy Investments remain in the Company’s portfolio. The Company is managing them to seek to realize maximum returns.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of portfolio companies and/or in a limited number of industries.  For example, as of July 31, 2019, the fair value of our largest investment, Security Holdings, comprised 19.4% of our net assets.  Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may continue to be significantly represented among our investments.  To the extent that we have large positions in the securities of a small number of portfolio companies, we are subject to an increased risk of significant loss should the performance or financial condition of these portfolio companies or their respective industries deteriorate.  We may also be more susceptible to any single economic or regulatory occurrence as a result of holding large positions in a small number of portfolio companies.  See the risk factor below regarding the industry in which Crius operates.

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

There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

EXHIBIT INDEX

Exhibit Number	Description

10.1	Twelfth Amendment to Secured Revolving Credit Agreement

10.2	First Amendment to Credit and Security Agreement

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

MVC CAPITAL, INC.

Date: September 6, 2019
/s/ Michael Tokarz
Michael Tokarz

In the capacity of the officer who performs the functions of Principal Executive Officer.

MVC CAPITAL, INC.

Date: September 6, 2019
/s/ Scott Schuenke
Scott Schuenke

In the capacity of the officer who performs the functions of Principal Financial Officer.