Form 10-K
period 2019-10-31
MVC CAPITAL, INC.
filed 2020-01-14
CIK 1099941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2019

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

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer☐	Accelerated filer☒

Non-accelerated filer☐	Smaller reporting company☐
Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Approximate aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the Company’s most recently completed fiscal second quarter: $109,123,226 computed on the basis of $9.18 per share, closing price of the common stock on the New York Stock Exchange (the “NYSE”) on April 30, 2019.  For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.

There were 17,725,118 shares of the registrant’s common stock, $.01 par value, outstanding as of January 14, 2020.

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

Item 1.         BUSINESS

GENERAL

MVC Capital, Inc. is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”).  MVC Capital provides equity and debt investment capital to fund growth, acquisitions and recapitalizations of small and middle-market companies in a variety of industries primarily located in the United States. Our investments can take the form of senior and subordinated loans, common and preferred stock and warrants or rights to acquire equity interests, or convertible securities, among other instruments. Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MVC.” Beginning November 1, 2006, the Company has been externally managed by The Tokarz Group Advisers LLC (“TTG Advisers”) pursuant to an Amended and Restated Investment Advisory and Management Agreement (the “Advisory Agreement”).  Our Board of Directors, including all of the directors who are not “interested persons” (as defined under the 1940 Act) of the Company (the “Independent Directors”), last approved the renewal of the Advisory Agreement at their in-person meeting held on October 31, 2019.

In fiscal year 2019, the Company made six new investments, committing capital that totaled approximately $32.4 million.  Pursuant to an exemptive order received by the Company from the SEC (the “Order”) that allows the Company to co-invest, subject to certain conditions, with certain affiliated private funds as described in the Order, each of the Company and the Private Fund co-invested in GTM Intermediate Holdings, Inc. (“GTM”) ($1.9 million investment for the Company).  The Company also invested in Powers Equipment Acquisition Company, LLC (“Powers”) ($6.5 million), International Precision Components Corporation (“IPCC”) ($8.0 million), Jedson Engineering, Inc. (“Jedson”) ($6.0 million), SMA Holdings, Inc. (“SMA”) ($7.0 million) and Global Prairie PBC Inc. (“Global Prairie”) ($3.0 million).  During fiscal year 2019, the Company made follow-on investments in the following six portfolio companies that totaled approximately $12.5 million: Custom Alloy Corporation (“Custom Alloy”), MVC Automotive Group GmbH (“MVC Automotive”), RuMe, Inc. (“RuMe”), GTM, HTI Technologies and Industries, Inc. (“HTI”) and Security Holdings B.V. (“Security Holdings”).  The total capital committed in fiscal year 2019 was approximately $44.9 million compared to $62.3 million and $7.5 million in fiscal years 2018 and 2017, respectively.

During fiscal year 2018, the Company made six new investments, committing capital that totaled approximately $41.5 million.  Pursuant to an exemptive order received by the Company from the SEC (the “Order”), that allows the Company to co-invest, subject to certain conditions, with certain affiliated private funds as described in the Order, each of the Company and TTGA C-I MMF LP (the “Private Fund”) co-invested in Essner Manufacturing (“Essner”) ($3.7 million investment for the Company), Black Diamond Equipment Rental (“Black Diamond”) ($7.5 million investment for the Company), Apex Industrial Technologies, LLC (“Apex”) ($15.0 million investment for the Company), Array Information Technology, Inc. (“Array”) ($6.0 million investment for the Company), Tuf-Tug Inc. (“Tuf-Tug”) ($5.6 million investment for the Company) and Tin Roof Software, LLC (“Tin Roof”) ($3.7 million investment for the Company).  During fiscal year 2018, the Company made follow-on investments in the following eight portfolio companies that totaled approximately $20.8 million: U.S. Spray Drying Holding Company (“SCSD”), Initials, Inc. (“Initials”), Turf Products, LLC (“Turf”), Custom Alloy, MVC Automotive Group GmbH (“MVC Automotive”), RuMe, Trientis GmbH. (“Trientis”) and Security Holdings.  The total capital committed in fiscal year 2018 was approximately $62.3 million compared to $7.5 million and $44.2 million in fiscal years 2017 and 2016, respectively.

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

Our portfolio company investments currently consist of common and preferred stock, other forms of equity interests and warrants or rights to acquire equity interests, senior and subordinated loans and convertible securities. At October 31, 2019, the fair value of our investments in portfolio companies was approximately $340.2 million and our total assets were approximately $362.2 million compared to the fair value of investments in portfolio companies of approximately $324.5 million and total assets of approximately $347.1 million at October 31, 2018.

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

On October 14, 2011, the Company formed a wholly-owned subsidiary, MVC Cayman, an exempted company incorporated in the Cayman Islands, to hold certain of its investments and to make certain future investments.  The results of MVCFS and MVC Cayman are consolidated into the Company’s financial statements and all inter-company accounts have been eliminated in consolidation.  Of the $11.7 million in cash and cash equivalents on the Company’s Consolidated Balance Sheets as of October 31, 2019, approximately $1.1 million was held by MVC Cayman.

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

Substantially all amounts not invested in securities of portfolio companies are invested in short-term, highly liquid money market investments, U.S. Government issued securities, or held in cash in interest bearing accounts. As of October 31, 2019, the Company’s investments in short-term securities and cash and cash equivalents were valued at $11.7 million. Of that amount, approximately $5.0 million was restricted cash equivalents related to the compensating balance requirement for Credit Facility IV (as defined below).

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

Mr. Tokarz and his team managed the Company under an internal structure through October 31, 2006. On September 7, 2006, the shareholders of the Company approved the Advisory Agreement (with over 92% of the votes cast on the agreement voting in its favor) that provided for the Company to be externally managed by TTG Advisers. The agreement took effect on November 1, 2006. TTG Advisers is a registered investment adviser that is controlled by Mr. Tokarz. All of the individuals (including the Company’s investment professionals) that had been previously employed by the Company as of the fiscal year ended October 31, 2006 became employees of TTG Advisers.  Our Board of Directors, including all of the Independent Directors, last approved a renewal of the Advisory Agreement at an in-person meeting held on October 31, 2019.

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

OUR INVESTMENT STRATEGY

On November 6, 2003, Mr. Tokarz assumed his current positions as Chairman and Portfolio Manager.  We seek to implement our investment objective to maximize total return from capital appreciation and/or income through making a broad range of private investments in a variety of industries. The investments can include senior and subordinated loans, convertible securities, common and preferred stock, other forms of equity interests and warrants or rights to acquire equity interests. During the fiscal year ended October 31, 2019, the Company made six new investment and follow-on investments in six existing portfolio companies, committing a total of $44.9 million of capital to these investments.

Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of October 31, 2019, 1.8% of our assets consisted of investments made by the Company’s former management team pursuant to the prior investment objective (the “Legacy Investments”). We are, however, managing these Legacy Investments to try and realize maximum returns. At October 31, 2019, the fair value and cost basis of the Legacy Investments was $6.4 million and $15.0 million, respectively.  We generally seek to monetize these investments through a sale, public offering, merger or other reorganization.

Our new portfolio investments are made pursuant to our current objective and strategy. We are concentrating our investment efforts on small and middle-market companies that, in our view, provide opportunities to maximize total return from capital appreciation and/or income, though our current focus is more on yield generating investments which can include, but is not limited to senior and subordinated loans, convertible debt, common and preferred equity with a coupon or liquidation preference and warrants or rights to acquire equity interests (the “Yield-Focused Strategy”).  Sales of existing investments and repayments would improve our liquidity position, which then provides us with flexibility to redeploy capital into debt or similar income-producing investments.  The Company continues to seek to monetize various equity investments to further support the Yield-Focused Strategy.

Under our investment approach, we have the authority to invest, without limit, in any one company, subject to any required diversification limits for us to continue to qualify as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).  At times, due to our asset composition, compliance with the RIC requirements limits our ability to make additional investments that represent more than 5% of our total assets or more than 10% of the outstanding voting securities of an issuer (“Non-Diversified Investments”).

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

We may also seek to achieve our investment objective by establishing a subsidiary or subsidiaries that would serve as general partner to a private equity or other investment fund(s).  Furthermore, the Board of Directors authorized the establishment of the MVC Private Equity Fund, L.P. (“PE Fund”), for which an indirect wholly-owned subsidiary, MVC GP II, LLC (“MVC GP II”), of the Company serves as the GP.  On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund.  The PE Fund closed on approximately $104 million of capital commitments.  As of October 31, 2019, $14.6 million of the Company’s commitment has been contributed.  The Company’s Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company’s ability to make Non-Diversified Investments through the PE Fund. As previously disclosed, the Company may be restricted in its ability to make Non-Diversified Investments.  For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25% of all management fees and other fees paid by the PE Fund and its portfolio companies and up to 30% of the carried interest generated by the PE Fund.  Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund.  In exchange for providing those services, and pursuant to the Board of Directors’ authorization and direction, TTG Advisers is entitled to receive the balance of the fees and any carried interest generated by the PE Fund and its portfolio companies.  Given this separate arrangement with the GP and the PE Fund, under the terms of the Company’s Advisory Agreement with TTG Advisers, TTG Advisers is not entitled to receive from the Company a management fee or an incentive fee on assets of the Company that are invested in the PE Fund. During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  Previously, MVC Partners was presented as a portfolio company on the Schedule of Investments.  The consolidation of MVC Partners has not had any material effect on the financial position or net results of operations of the Company.  Also, during fiscal year ended October 31, 2014, MVC Turf was consolidated with the Company as MVC Turf was an MVC wholly-owned holding company.  The consolidation of MVC Turf did not have a material effect on the financial position or net results of operations of the Company.  On March 7, 2017, the Company exchanged its shares of MVC Turf for approximately $3.8 million of additional subordinated debt in Turf Products.  MVC Turf is no longer consolidated with the Company.  Please see Note 2 of our consolidated financial statements “Consolidation” for more information.

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

As of October 31, 2019 and October 31, 2018, the fair value/market value of the invested portion (excluding cash, escrow receivables and U.S. Treasury obligations) of our net assets as a percentage consisted of the following:

Fair Value/Market Value as a Percentage of Our Net Assets

Type of Investment	As of October 31, 2019	As of October 31, 2018
Senior/Subordinated Loans and Credit facilities	106.24%	77.53%
Common Stock	3.61%	13.50%
Warrants	1.24%	0.18%
Preferred Stock	8.88%	20.76%
Guarantees and Letters of Credit	(0.32)%	(1.26)%
Common Equity Interest	23.78%	22.14%
LP Interest of the PE Fund	5.37%	8.81%
GP Interest of the PE Fund	0.14%	0.22%

Substantially all amounts not invested in securities of portfolio companies are invested in short-term, highly liquid money market investments, U.S. Government issued securities, or held in cash in an interest bearing account. As of October 31, 2019, these holdings were valued at approximately $11.7 million or 5.1% of net assets.

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

On October 15, 2019, the Board further increased the dividend to $0.17 per share for the quarter ending October 31, 2019.

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

We exit our investments generally when a liquidity event takes place, such as a repayment of principal or the sale, recapitalization or initial public offering of a portfolio company. Our equity holdings, including shares underlying warrants, after the exercise of such warrants, typically include registration rights, which would allow us to sell the securities if the portfolio company completes a public offering.

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

Employees. Since the effectiveness of the Advisory Agreement on November 1, 2006, the Company has not had any direct employees.  TTG Advisers employs 15 individuals, including investment and portfolio management professionals, operations professionals and administrative staff.

OPERATING EXPENSES

During the fiscal year ended October 31, 2019, the Company bore the costs relating to the Company’s operations, including fees and expenses of the Independent Directors; fees of unaffiliated transfer agents, registrars and disbursing agents; legal and accounting expenses; costs of printing and mailing proxy materials and reports to shareholders; NYSE fees; management fee; incentive fee, if applicable; travel and due diligence costs related to investments; custodian fees and other extraordinary or nonrecurring expenses and other expenses properly payable by the Company.  It should be noted that the Company and TTG Advisers had entered into an agreement pursuant to which TTG Advisers would absorb or reimburse operating expenses of the Company to the extent necessary to limit the Company’s expense ratio to 3.5% in each of the 2009 and 2010 fiscal years (the consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation, payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund and extraordinary expenses taken as a percentage of the Company’s average net assets).  On various dates, TTG Advisers and the Company entered into annual agreements to extend the expense cap of 3.5% to the 2011, 2012, 2013, 2014 and 2015 fiscal years (“Expense Limitation Agreement”).  On October 29, 2015, the Company and the Adviser agreed, with respect to fiscal year 2016, to lower the expense cap percentage to 3.25% and modify the methodology so that the cap limits the Company’s ratio of expenses to total assets less cash (the “Modified Methodology”), consistent with the asset level used to calculate the base management fee. (The expenses covered by the cap remain unchanged.)  The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2010 through 2019, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  As of October 31, 2019, the Company did not have an investment in an exchange-traded fund.  Furthermore, the Company and the Adviser, similar to fiscal year 2016, agreed on an expense cap for fiscal years 2017 through 2020 of 3.25% under the Modified Methodology.  In addition, the Adviser has agreed, effective November 1, 2017, to a revised management fee structure that ties management fees to the NAV discount1 as follows: (A) If the Company’s NAV discount is greater than 20%, the management fee for the current quarter is reduced to 1.25%; (B) If the NAV discount is between 10% and 20%, the management fee will be 1.50%; and (C) If the NAV discount is less than 10% or eliminated, the 1.50% management fee would be re-examined, but in no event would it exceed 1.75%.

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

At October 31, 2019, approximately 92.6% of total assets represented investments in portfolio companies recorded at fair value (“Fair Value Investments”).

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

Our investments are carried at fair value in accordance with ASC 820. Unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of the Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction.  At October 31, 2019, we did not own restricted or unrestricted securities of any publicly traded company in which we have a majority-owned interest, but did own two securities in which we have a minority-owned interest.

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

Peoples United Bank also serves as the custodian for certain assets of the Company. The principal business office of Peoples United Bank is 111 Wood Avenue South, Suite 101, Iselin, NJ 08830.

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

At October 31, 2019, approximately 92.6% of our total assets represented portfolio investments recorded at fair value.

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

On October 31, 2019, the Company had a capital loss carryforward of approximately $9.3 million. The Company had approximately $75.4 million in unrealized losses as of October 31, 2019.  If we experience an aggregate 50% shift in the ownership of our common stock from shareholder transactions over a three year period (e.g., if a shareholder acquires 5% or more of our outstanding shares of common stock, or if a shareholder who owns 5% or more of our outstanding shares of common stock significantly increases or decreases its investment in the Company), our ability to utilize our capital loss carryforwards to offset future capital gains may be severely limited.  Further, in the event that we are deemed to have failed to meet the requirements to qualify as a RIC, our ability to use our capital loss carryforwards could be adversely affected.   Please see Note 12 of our consolidated financial statements “Tax Matters” for more information.

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

We are subject to market discount risk.

As with any stock, the price of our shares will fluctuate with market conditions and other factors. If shares are sold, the price received may be more or less than the original investment. Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our NAV, but will depend upon the market price of the shares at the time of sale. Since the market price of our shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the shares will trade at, below or above our NAV. Although our shares, from time to time, had traded at a premium to our NAV, in more recent years, our shares have traded at a discount to NAV, which discount may fluctuate over time. Our common stock has historically traded at prices below our net asset value per share and was trading as of October 31, 2019 at an approximately 31.8% discount to NAV. Therefore, shareholders selling their shares will likely have to sell at a significant discount to NAV per share.

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

As of October 31, 2019, we have outstanding approximately $115.0 million of Senior Notes II (as defined below), due on November 30, 2022.  We also have access to leverage through credit facilities.

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

Credit Facility IV (as defined below) imposes certain financial and operating covenants that may restrict a portion of our business activities, including limitations that could hinder our ability to obtain additional financings and in some cases, to increase our dividends.  If we cannot meet these covenants, events of default would arise, which could result in payment of the applicable indebtedness being accelerated and may limit our ability to execute on our investment strategy, as would be the case if we were unable to renew such facility.  Any additional facility we access could also impose additional covenants that could restrict our business activities.  A failure to add new or replacement debt facilities or issue additional debt securities or other evidences of indebtedness could have an adverse effect on our business, financial condition or results of operations.

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

As of October 31, 2019, 1.8% of the Company’s assets consisted of Legacy Investments.  These investments were made pursuant to the Company’s prior investment objective of seeking long-term capital appreciation from venture capital investments in information technology companies. Until a “liquidity event” occurs, i.e., a sale, public offering or merger, these Legacy Investments will remain in the Company’s portfolio.

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

Our ability to achieve our investment objective can depend on our ability to achieve continued growth. Accomplishing this result on a cost-effective basis is largely a function of our marketing capabilities, our management of the investment process, our ability to provide competent, attentive and efficient services and our access to financing sources on acceptable terms. As we grow, TTG Advisers may need to hire, train, supervise and manage new employees. Failure to effectively manage our future growth could have a material adverse effect on our business, financial condition and results of operations.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of portfolio companies and/or in a limited number of industries.  For example, as of October 31, 2019, the fair value of our largest investment, Security Holdings, comprised 19.5% of our net assets.  Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may continue to be significantly represented among our investments.  To the extent that we have large positions in the securities of a small number of portfolio companies, we are subject to an increased risk of significant loss should the performance or financial condition of these portfolio companies or their respective industries deteriorate.  We may also be more susceptible to any single economic or regulatory occurrence as a result of holding large positions in a small number of portfolio companies.

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

Item 4.                                       MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.                                       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s shares of common stock began to trade on the NYSE on June 26, 2000, under the symbol “MVC.” The Company had 4,147 shareholders on December 13, 2019.

The following table reflects, for the periods indicated, the high and low closing prices per share of the Company’s common stock on the NYSE, by quarter.

	QUARTER ENDED	HIGH	LOW
FISCAL YEAR 2019
	10/31/19	$9.47	$8.64
	07/31/19	$9.60	$8.90
	04/30/19	$9.51	$8.94
	01/31/19	$9.18	$7.96
FISCAL YEAR 2018
	10/31/18	$9.87	$9.05
	07/31/18	$10.11	$9.25
	04/30/18	$10.57	$9.89
	01/31/18	$10.96	$10.50

PERFORMANCE GRAPH

This graph compares the return on our common stock with that of the Standard & Poor’s (“S&P”) 500 Stock Index and the Russell 2000 Financial Index for the fiscal years 2014 through

2019.  The graph assumes that, on October 31, 2014, a person invested $10,000 in each of our common stock, the S&P 500 Stock Index, and the Russell 2000 Financial Index.  The graph measures total shareholder return, which takes into account both changes in stock price and dividends.  It assumes that dividends paid are reinvested in additional shares of our common stock.  Past performance is no guarantee of future results.

Shareholder Return Performance Graph
Five-Year Cumulative Total Return1

(Through October 31, 2019)

1 Total Return includes reinvestment of dividends through October 31, 2019.  Past performance is no guarantee of future results.

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

On October 15, 2019, the Board further increased the dividend to $0.17 per share from $0.15 per share.

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

We may terminate the Plan upon providing written notice to each shareholder participating in the Plan at least 60 days prior to the effective date of such termination. We may also materially amend the Plan at any time upon providing written notice to shareholders participating in the Plan at least 30 days prior to such amendment (except when necessary or appropriate to comply with applicable law or rules and policies of the SEC or other regulatory authority). You may withdraw from the Plan upon providing notice to the Plan Agent. You may obtain additional information about the Plan from the Plan Agent.  Below is a description of our dividends declared during fiscal years 2018 and 2019:

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

For the Quarter Ended October 31, 2019

On October 15, 2019, the Company’s Board of Directors declared a dividend of $0.17 per share.  The dividend was paid on October 31, 2019 to shareholders of record on October 25, 2019 and totaled approximately $3.0 million.

During the quarter ended October 31, 2019, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 11,542 shares of our common stock at an average price of $9.10, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

The Company designated 31.27% of dividends declared and paid during the fiscal year ended October 31, 2019 from net operating income as qualified dividend income under the Jobs Growth and Tax Relief Reconciliation Act of 2003.

Corporate shareholders may be eligible for a dividend received deduction for certain ordinary income distributions paid by the Company. The Company designated 31.27% of dividends declared and paid during the fiscal year ended October 31, 2019 from net operating income as qualifying for the dividends received deduction.  The information necessary to prepare and complete shareholder’s tax returns for the 2019 calendar year will be reported separately on form 1099-DIV, if applicable, in February 2020.

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

PURCHASES OF COMMON STOCK

In fiscal 2019, as part of the Plan, we directed the Plan Agent to purchase a total of 41,085 shares of our common stock for an aggregate amount of $374,818 in the open market in order to satisfy the reinvestment portion of our dividends.  The following chart outlines purchases of our common stock during fiscal 2019.

	Total Number of Shares	Average Price paid Per Share
Quarter Ended	Purchased	Including Commission
10/31/2019	11,542	$9.10
7/31/2019	9,761	$9.35
4/30/2019	9,833	$9.13
1/31/2019	9,949	$8.92

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

On November 28, 2018, the Company announced its determination to extend the repurchase program beyond December 31, 2018 until the full $10 million of shares are repurchased pursuant to the repurchase program.  During the fiscal year ended October 31, 2019, the Company completed the repurchase program.

The following table represents open-market purchases made under our stock repurchase program for the fiscal years ended October 31, 2013 through October 31, 2019.

Period *	Total Number of Shares Purchased	Average Price Paid per Share including commission	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Purchased Under the Program
For the Year Ended October 31, 2013	1,299,294	$12.83	1,299,294	$16,673,207
For the Year Ended October 31, 2014	310,706	$13.24	1 ,610,000	$4,114,967
For the Year Ended October 31, 2015	—	—	1,610,000	—
For the Year Ended October 31, 2016	146,409	$8.31	1,756,409	$1,216,746
For the Year Ended October 31, 2017	—	—	1,756,409	—
For the Year Ended October 31, 2018	627,724	$9.45	2,384,133	5,930,011
For the Year Ended October 31, 2019	467,686	$8.70	2,851,819	4,069,924
Total	2,851,819	$11.22	2,851,819	$32,004,855

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

Item 6.         SELECTED CONSOLIDATED FINANCIAL DATA

Financial information for the fiscal years ended October 31, 2019, 2018, 2017, 2016 and 2015 are derived from the consolidated financial statements.  Quarterly financial information is derived from unaudited financial data, but in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments), which are necessary to present fairly the results for such interim periods.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

Selected Consolidated Financial Data

	Year Ended October 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$29,605	$21,262	$17,214	$32,698	$20,402
Fee income	102	280	1,683	3,255	2,048
Fee income - asset management	842	1,084	1,138	1,414	1,249
Other income	—	—	10	—	—

Total operating income	30,549	22,626	20,045	37,367	23,699

Expenses:
Management fee	6,408	5,890	6,238	7,590	7,845
Portfolio fees - asset management	343	529	609	741	767
Management fee - asset management	288	284	245	319	160
Administrative	4,826	3,884	4,374	4,253	5,305
Interest and other borrowing costs	9,655	10,739	10,288	10,212	10,230
Loss on extinguishment of debt	—	1,783	—	—	—
Net Incentive compensation (Note 5)	—	(2,061)	5,598	(2,030)	(9,757)
Total operating expenses	21,520	21,048	27,352	21,085	14,550

Expense waiver by Advisor	(150)	(150)	(150)	(150)	(150)
Voluntary management fee waiver by Advisor	(2,403)	(2,032)	(1,560)	(1,897)	—
Voluntary incentive fee waiver by Advisor	—	—	—	(1,000)	—
Total waiver by adviser	(2,553)	(2,182)	(1,710)	(3,047)	(150)

Total net operating expenses	18,967	18,866	25,642	18,038	14,400

Net operating income (loss) before taxes	11,582	3,760	(5,597)	19,329	9,299

Tax expense, net	2	2	2	2	2

Net operating income (loss)	11,580	3,758	(5,599)	19,327	9,297

Net realized and unrealized (loss) gain:
Net realized gain (loss) on investments	(7,106)	203	89,896	(45,157)	3,700
Net unrealized (depreciation) appreciation on investments	11,842	(14,494)	(56,973)	28,628	(50,557)

Net realized and unrealized (loss) gain on investments	4,736	(14,291)	32,923	(16,529)	(46,857)

Net (decrease) increase in net assets resulting from operations	$16,316	$(10,533)	$27,324	$2,798	$(37,560)

Per Share:
Net (decrease) increase in net assets per share resulting from operations	$0.92	$(0.55)	$1.22	$0.12	$(1.66)
Dividends per share	$0.620	$(0.600)	$0.555	$0.710	$0.540
Balance Sheet Data:
Portfolio at value	$340,245	$324,507	$292,525	$360,120	$400,876
Portfolio at cost	415,667	409,632	363,218	374,712	443,717
Total assets	362,163	347,078	403,409	434,491	516,842
Shareholders’ equity	227,959	226,723	279,489	279,558	294,076
Shareholders’ equity per share (net asset value)	$12.86	$12.46	$13.24	$12.39	$12.95
Common shares outstanding at period end	17,725	18,193	21,114	22,556	22,703
Other Data:
Number of Investments funded in period	12	14	7	15	13
Investments funded ($) in period	$47,463	$63,003	$12,650	$43,968	$62,591
Repayment/sales in period	39,083	22,596	116,012	75,105	65,247
Net investment activity in period	8,380	40,407	(103,362)	(31,137)	(2,656)

	2019				2018				2017
	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):

Total operating income	8,046	7,469	8,593	6,441	5,888	6,151	5,440	5,147	5,431	7,305	3,929	3,380
Management fee	1,662	1,643	1,590	1,513	1,496	1,487	1,496	1,411	1,335	1,393	1,696	1,814
Portfolio fees - asset management	82	89	76	96	122	112	148	147	148	146	138	177
Management fee - asset management	69	79	69	71	81	70	66	67	67	67	49	62
Administrative	1,404	998	990	1,434	843	1,010	796	1,235	924	804	1,172	1,474
Interest, fees and other borrowing costs	2,378	2,510	2,283	2,484	2,238	2,403	2,981	3,117	2,495	2,649	2,606	2,538
Loss on extinguishment of debt	—	—	—	—	—	—	—	1,783	—	—	—	—
Net Incentive compensation	—	—	—	—	—	(1,316)	(1,012)	267	(1,224)	5,077	985	760
Total waiver by adviser	(660)	(654)	(635)	(604)	(598)	(595)	(599)	(390)	(372)	(386)	(461)	(491)
Tax expense	—	1	1	—	1	—	1	—	1	—	—	1
Net operating income (loss) before net realized and unrealized gains	3,111	2,803	4,219	1,447	1,705	2,980	1,563	(2,490)	2,057	(2,445)	(2,256)	(2,955)
Net (decrease) increase in net assets resulting from operations	3,057	348	15,964	(3,053)	(2,220)	(5,870)	(3,393)	950	(4,028)	23,906	3,069	4,377
Net (decrease) increase in net assets resulting from operations per share	0.17	0.02	0.90	(0.17)	(0.10)	(0.32)	(0.18)	0.05	(0.17)	1.06	0.14	0.19
Net asset value per share	12.86	12.86	12.99	12.24	12.46	12.62	13.09	13.42	13.24	13.38	12.45	12.45

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

The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests and other private equity transactions, among other investments. During the fiscal year ended October 31, 2018, the Company made six new investments and follow-on investments in eight existing portfolio companies totaling approximately $62.3 million.  During the fiscal year ended October 31, 2019, the Company made six new investments and follow-on investments in six existing portfolio companies totaling approximately $44.9 million.

The Company’s prior investment objective was to achieve long-term capital appreciation from venture capital investments in information technology companies. Accordingly, the Company’s investments had focused on investments in equity and debt securities of information technology companies. As of October 31, 2019, approximately 1.8% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

Our new portfolio investments are made pursuant to our current objective and strategy. We are concentrating our investment efforts on small and middle-market companies that, in our view, provide opportunities to maximize total return from capital appreciation and/or income though our current focus is more on yield generating investments which can include, but is not limited to senior and subordinated loans, convertible debt, common and preferred equity with a coupon or liquidation preference and warrants or rights to acquire equity interests (the “Yield-Focused Strategy”).  We have continued the transition to the Yield-Focused Strategy. We have done this through selling a number of equity investments.  These sales and repayments improve our liquidity position, which provides us with flexibility to redeploy capital into debt or similar income-producing investments.  The Company continues to seek to monetize various equity investments to further support the Yield-Focused Strategy.  We participate in the private equity business generally by providing negotiated long-term equity and/or debt investment capital to privately-owned small and middle-market companies. Our financings are generally used to fund growth, buyouts, acquisitions, recapitalizations, note purchases and/or bridge financings. We generally invest in private companies, though, from time to time, we may invest in public companies that may lack adequate access to public capital.

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

OPERATING INCOME

For the Fiscal Years Ended October 31, 2019, 2018 and 2017. Total operating income was $30.5 million for the fiscal year ended October 31, 2019 and $22.6 million for the fiscal year ended October 31, 2018, an increase of approximately $7.9 million.  Fiscal year 2018 operating income increased by approximately $2.6 million compared to Fiscal year 2017 operating income of $20.0 million.

For the Fiscal Year Ended October 31, 2019

Total operating income was $30.5 million for the fiscal year ended October 31, 2019. The increase in operating income over the same period last year was primarily due to the increase in dividend income and the increase in interest earned on loans from the Company’s portfolio companies, continuing the transition to the Yield-Focused Strategy.  The Company earned approximately $26.8 million in interest income from investments in portfolio companies.  Of the $26.8 million recorded in interest income, approximately $5.5 million was “payment in kind” interest.  The “payment in kind” interest is computed at the contractual rate specified in each investment agreement and may be added to the principal balance of each investment. The Company’s debt investments yielded annualized rates from 3.1% to 16.0%.  The Company also recorded fee income from asset management of the PE Fund and its portfolio companies totaling approximately $842,000 and fee income from the Company’s portfolio companies of approximately $102,000, totaling approximately $944,000 in fee income.  Of the $842,000 of fee income from asset management activities, 75% of the income is obligated to be paid to TTG Advisers.  However, under the PE Fund’s agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

For the Fiscal Year Ended October 31, 2018

Total operating income was $22.6 million for the fiscal year ended October 31, 2018. The increase in operating income over the same period last year was primarily due to the increase in dividend income and the increase in interest earned on loans from the Company’s portfolio companies, reflecting the continued transition to the Yield-Focused Strategy.  The Company earned approximately $19.4 million in interest income from investments in portfolio companies.  Of the $19.4 million recorded in interest income, approximately $3.6 million was “payment in kind” interest.  The “payment in kind” is computed at the contractual rate specified in each investment agreement and may be added to the principal balance of each investment. The Company’s debt investments yielded annualized rates from 5.0% to 16.0%.  The Company also received fee income from asset management of the PE Fund and its portfolio companies totaling approximately $1.1 million and fee income from the Company’s portfolio companies of approximately $280,000, totaling approximately $1.4 million in fee income.  Of the $1.1 million of fee income from asset management activities, 75% of the income is obligated to be paid to TTG Advisers.  However, under the PE Fund’s agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

For the Fiscal Year Ended October 31, 2017

Total operating income was $20.0 million for the fiscal year ended October 31, 2017. The decrease in operating income over the same period last year was primarily due to the decrease in dividend income and the decrease in interest earned on loans and fee income from the Company’s portfolio companies.  The Company earned approximately $17.2 million in interest and dividend income from investments in portfolio companies.  Of the $17.2 million recorded in interest/dividend income, approximately $643,000 was dividend income and $2.2 million was “payment in kind” interest.  The “payment in kind” is computed at the contractual rate specified in each investment agreement and may be added to the principal balance of each investment. The Company’s debt investments yielded annualized rates from 5.0% to 16.0%.  The Company also received fee income from asset management of the PE Fund and its portfolio companies totaling approximately $1.1 million and fee income from the Company’s portfolio companies of approximately $1.7 million, totaling approximately $2.8 million in fee income.  Of the $1.1 million of fee income from asset management activities, 75% of the income is obligated to be paid to TTG Advisers.  However, under the PE Fund’s agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

OPERATING EXPENSES

For the Fiscal Years Ended October 31, 2019, 2018 and 2017.  Net Operating expenses were $19.0 million for the fiscal year ended October 31, 2019 and $18.9 million for the fiscal year ended October 31, 2018, an increase of approximately $100,000.  Fiscal year 2018 operating expenses decreased by approximately $6.7 million compared to fiscal year 2017 operating expenses of $25.6 million.

For the Fiscal Year Ended October 31, 2019

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $19.0 million or 8.39% of the Company’s average net assets for the fiscal year ended October 31, 2019.  Significant components of operating expenses for the fiscal year ended October 31, 2019 were interest and other borrowing costs of approximately $9.7 million and management fee expense paid by the Company of approximately $4.0 million, which is net of the voluntary management fee waiver of approximately $2.4 million.

The approximately $100,000 increase in the Company’s net operating expenses for the fiscal year ended October 31, 2019 compared to the same period in 2018, was primarily due to the approximately $1.8 million decrease in loss on extinguishment of debt related to the unamortized deferred financing fees for the Senior Notes that were expensed at the time they were repaid and an approximately $1.1 million decrease in interest and other borrowing costs.  These decreases were partially offset by the $2.1 million difference in incentive compensation expense and the $543,000 increase in settlement expenses (associated with a former portfolio company, G3K Displays, Inc.) for the fiscal year ended October 31, 2019 when compared to the same period in 2018.  The portfolio fees - asset management are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  On October 30, 2018, the Board approved the renewal of the Advisory Agreement for the 2019 fiscal year. On October 31, 2019, the Board approved the renewal of the Advisory Agreement for the 2020 fiscal year.  The Company and the Adviser agreed on an expense cap for fiscal 2019 and fiscal 2020 of 3.25% under the Modified Methodology.  The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2010 through 2020, TTG Advisers voluntarily agreed to extend the Voluntary Waiver.  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  As of October 31, 2019, the Company did not have an investment in an exchange traded fund.  Under the Modified Methodology, for the quarter ended

October 31, 2019, the Company’s annualized expense ratio was 2.74%, (taking into account the same carve outs as those applicable to the expense cap).  In addition, the Adviser agreed, effective November 1, 2017, to a revised management fee structure that ties management fees to the NAV discount2 as follows: (A) If the Company’s NAV discount is greater than 20%, the management fee for the current quarter is reduced to 1.25%; (B) If the NAV discount is between 10% and 20%, the management fee will be 1.50%; and (C) If the NAV discount is less than 10% or eliminated, the 1.50% management fee would be re-examined, but in no event would it exceed 1.75%.  For the quarter ended October 31, 2019, the management fee was 1.25%.

Pursuant to the terms of the Advisory Agreement, during the fiscal year ended October 31, 2019, the provision for incentive compensation was unchanged from $0 as of October 31, 2018, including both the pre-incentive fee net operating income (the “Income Incentive Fee”) and the capital gain incentive fee.  The provision for incentive compensation includes the Valuation Committee’s determination to decrease the fair values of ten of the Company’s portfolio investments (Advantage, Highpoint, Initials, Legal Solutions, MVC Environmental, RuMe, Trientis, U.S. Spray, U.S. Gas and Equus) by a total of approximately $17.9 million.  The provision also includes the Valuation Committee’s determination to increase the fair values of twelve of the Company’s portfolio investments (Array, Black Diamond, Custom Alloy, Dukane, HTI, JSC Tekers, Security Holdings, Tuf-Tug, Turf, Crius, Centile escrow and MVC Automotive) by a total of approximately $12.8 million.  Also, for the fiscal year ended October 31, 2019, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income for the quarter did not exceed the hurdle rate. As of October 31, 2018, the balance of the Deferred Portion (defined below) of the incentive compensation payable was approximately $2.5 million.  During the fiscal year ended October 31, 2019, the Company made an approximately $975,000 incentive compensation payment to TTG Advisers related to the sale of the Crius equity units, resulting in a balance of approximately $1.5 million as of October 31, 2019.

On October 31, 2019, the Adviser indicated its voluntary agreement to modify the manner in which the Income Incentive Fee is calculated under the Advisory Agreement for the fiscal year ending October 31, 2020 (the “Current Incentive Fee Modification”).  Details of the modification can be found under Section 5 — Incentive Compensation.

For the Fiscal Year Ended October 31, 2018

Operating expenses, net of the Voluntary Waivers, were approximately $18.9 million or 7.59% of the Company’s average net assets for the fiscal year ended October 31, 2018.  Significant components of operating expenses for the fiscal year ended October 31, 2018 were interest and other borrowing costs of approximately $10.7 million and management fee expense paid by the Company of approximately $3.9 million, which is net of the voluntary management fee waiver of approximately $2.0 million.

The approximately $6.7 million decrease in the Company’s net operating expenses for the fiscal year ended October 31, 2018 compared to the same period in 2017, was primarily due to the approximately $7.7 million decrease in the payable for incentive compensation expense and an approximately $821,000 decrease in management fee expense paid by the Company, including the voluntary management fee waiver.  These decreases were partially offset by increases in interest and other borrowing costs of approximately $452,000 and approximately $1.8 million in unamortized deferred financing fees for the Senior Notes that were expensed at the time they were repaid.  The Company incurred approximately $800,000 of additional interest expense for a brief

2  The NAV discount referred to herein is the average daily discount to NAV for a quarter.  The discount is determined using the most recently determined NAV per share, which is typically the prior quarter end’s NAV per share and the Company stock closing price on any given day for the quarter.

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

a total of approximately $23.7 million.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of five of the Company’s portfolio investments (Centile, Custom Alloy, Highpoint, Legal Solutions and MVC Automotive) by a total of approximately $8.1 million.  Also, for the quarter ended October 31, 2018, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income for the quarter did not exceed the hurdle rate.  As discussed in “Realized Gains and Losses on Portfolio Securities,” on July 5, 2017, the Company realized a gain of approximately $115.9 million from the sale of U.S. Gas (the U.S. Gas Sale”). Under the Advisory Agreement, this transaction triggered an incentive compensation payment obligation to TTG Advisers, which payment, under the Advisory Agreement, was not required to be made until soon after the completion of the audit of the fiscal 2017 financials. The fiscal 2017 incentive fee payment obligation to TTG Advisers was approximately $4.4 million. The portion of the payment obligation attributable to the cash portion of the realized gain, $1.9 million, was paid following the audit of the fiscal 2017 financials per the Advisory Agreement.  Please see Note 5 of our consolidated financial statements “Incentive Compensation” for more information, particularly on the deferred collection of the incentive fee payment on the Deferred Portion (defined below). For fiscal years ending on October 31, 2019 and October 31, 2020, the Adviser agreed to voluntarily modify the calculation of the Income Incentive Fee so that the fee accrued shall equal the lesser of: (i) the amount of the Income Incentive Fee computed and determined quarterly as currently set forth in the Advisory Agreement; and (ii) the amount of the Income Incentive Fee computed and determined on an annual basis (in lieu of quarterly). Further, regardless of the amount of Income Incentive Fee computed or accrued, the Adviser agreed to defer collection of any Income Incentive Fee due and payable for the fiscal year until after the completion of the annual audit for such fiscal year (the “Prior Incentive Fee Modification”).  The Prior Incentive Fee Modification was superseded by the Current Incentive Fee Modification.

For the Fiscal Year Ended October 31, 2017

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $25.6 million or 9.01% of the Company’s average net assets for the fiscal year ended October 31, 2017.  Significant components of operating expenses for the fiscal year ended October 31, 2017 were interest and other borrowing costs of approximately $10.3 million, net incentive compensation expense of approximately $5.6 million and management fee expense paid by the Company of approximately $4.7 million, which is net of the voluntary management fee waiver of approximately $1.6 million.

The approximately $7.6 million increase in the Company’s net operating expenses for the fiscal year ended October 31, 2017 compared to the same period in 2016, was primarily due to the approximately $8.6 million increase in the estimated provision for incentive compensation expense, which takes into account the $1.0 million incentive fee waiver in 2016 and was partially offset by a decrease in management fee expense paid by the Company of approximately $1.0 million, including the voluntary management fee waiver.  The portfolio fees - asset management are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  On October 31, 2017, the Board approved the renewal of the Advisory Agreement for the 2018 fiscal year. In March 2016, the Adviser agreed to modify its prior agreement to waive, effective November 1, 2015, the first $1.0 million of capital gains incentive fee due under the Advisory Agreement, such that the $1.0 million waiver of incentive fee would be applied to any incentive fee due under the agreement, whether it is a capital gains incentive fee or net operating income incentive fee.  As such, a $1.0 million incentive fee waiver was recorded during the quarter ended April 30, 2016 resulting in a net $1.1 million payable being recorded for the net operating income portion of the incentive fee.  During the fiscal year ended October 31, 2017, the Company paid the Adviser the previously accrued $1.1 million incentive fee payment related to the net operating income for the quarter ended April 30, 2016.  The Company and the Adviser, similar to fiscal year 2016, agreed on an expense cap for fiscal 2017 of 3.25% under the Modified Methodology.  For fiscal year 2018, the Adviser has agreed to continue the 3.25% expense cap under the Modified Methodology.  The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2010 through 2017, TTG Advisers voluntarily agreed to extend the Voluntary Waiver.  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  As of October 31, 2017, the Company did not have an investment in an exchange traded fund.  Under the Modified Methodology, for the fiscal year ended October 31, 2017, the Company’s expense ratio was 2.93%, (taking into account the same carve outs as those applicable to the expense cap).  In addition, the Adviser has agreed, effective November 1, 2017, to a revised management fee structure that ties management fees to the NAV discount4 as follows: (A) If the Company’s NAV discount is greater than 20%, the management fee for the current quarter is reduced to 1.25%; (B) If the NAV discount is between 10% and 20%, the management fee will be 1.50%; and (C) If the NAV discount is less than 10% or eliminated, the 1.50% management fee would be re-examined, but in no event would it exceed 1.75%.

Pursuant to the terms of the Advisory Agreement, during the fiscal year ended October 31, 2017, the provision for incentive compensation was increased by a net amount of approximately $4.5 million to approximately $6.4 million, including both the pre-incentive fee net operating income and the capital gains incentive fee.  The net increase in the provision for incentive compensation during the fiscal year ended October 31, 2017, primarily reflects the realized gain from the sale of U.S. Gas above the October 31, 2016 fair value and the Valuation Committee’s determination to increase the fair values of twelve of the Company’s portfolio investments (Advantage, Centile, Custom Alloy, Dukane, JSC Tekers, Legal Solutions, Morey’s, MVC Automotive, Pride, Quantum, U.S. Tech and Equus) by a total of approximately $14.1 million. The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of eleven of the Company’s portfolio investments (BAC, HTI, Initials, MVC Environmental, RuMe, Turf, SCSD, Vestal, Security Holdings, SGDA Europe and Crius) by a total of approximately $14.5 million.  Also, for the quarter ended October 31, 2017, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income for the quarter did not exceed the hurdle rate.  On July 5, 2017 and as discussed in “Realized Gains and Losses on Portfolio Securities,” the Company realized a gain of $115.9 million from the sale of U.S. Gas (the U.S. Gas Sale”). Under the Advisory Agreement, this transaction triggered an incentive compensation payment obligation to TTG Advisers, which payment, under the Advisory Agreement, was not required to be made until soon after the completion of the audit of the fiscal 2017 financials in this

4  All NAV discount calculations are arrived at by taking the average daily discount to NAV for a quarter (i.e., the discount to the most recently determined NAV per share at which the Company stock price closes on any given day for the quarter based on the prior fiscal quarter’s NAV per share).

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

REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES

For the Fiscal Years Ended October 31, 2019, 2018 and 2017.  Net realized losses for the fiscal year ended October 31, 2019 were approximately $7.1 million and net realized gains for the fiscal year ended October 31, 2018 were approximately $203,000, a decrease of approximately $7.3 million.  Net realized gains for the fiscal year ended October 31, 2017 were $89.9 million.

For the Fiscal Year Ended October 31, 2019

Net realized losses for the fiscal year ended October 31, 2019, were approximately $7.1 million.  The Company’s net realized losses were primarily due to the $3.8 million realized loss on the sale of the Crius equity units, the approximately $487,000 realized loss on the sale of the Equus common shares and the $13.0 million net realized loss related to the sale of MVC Environmental common stock and loan conversion.  These realized losses were partially offset by the realized gains on the sale of Plymouth Rock Energy, LLC (“Plymouth”), a portfolio company of the PE Fund, which resulted in a realized gain of approximately $5.0 million, $3.2 million realized gain associated with the redemption of the Custom Alloy series C preferred shares and a $1.6 million realized gain associated with a settlement, which is expected to be paid in November 2019, related to a former portfolio company, G3K Display, Inc.  The Company also received a carried interest payment from the PE Fund of approximately $173,000 related to the sale of Plymouth, which was recorded as additional realized gains.

During the fiscal year ended October 31, 2019, the Company also recorded net realized gains of approximately $166,000 from its escrow receivables.

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

UNREALIZED APPRECIATION AND DEPRECIATION ON PORTFOLIO SECURITIES

For the Fiscal Years Ended October 31, 2019, 2018 and 2017. The Company had a net change in unrealized appreciation on portfolio investments for fiscal years ended October 31, 2019 of approximately $11.8 million and unrealized depreciation of approximately $14.5 million for fiscal year ended October 31, 2018, an increase of approximately $26.3 million.  The Company had a net change in unrealized depreciation on portfolio investments of approximately $57.0 million for the fiscal year ended October 31, 2017.

For the Fiscal Year Ended October 31, 2019

The Company had a net change in unrealized appreciation on portfolio investments of approximately $11.8 million for the fiscal year ended October 31, 2019.  The net change in unrealized appreciation for the fiscal year ended October 31, 2019 was the result of the reversal of the unrealized depreciation of approximately $4.6 million on the Crius equity units, reversal of the unrealized depreciation of approximately $6.1 million and $6.9 million related to the MVC Environmental common stock and loan, respectively, reversal of the unrealized appreciation on the PE Fund of approximately $5.3 million (as a result of the Company’s sale of the Plymouth Rock Energy, LLC), and the $2.4 million of unrealized appreciation due to the reversal of the unrealized depreciation on the MVC Environmental letter of credit.  The net change also includes Valuation Committee determination to increase the fair value of the Company’s investments in: Array loan by approximately $63,000, Black Diamond loan and warrant by a net total of approximately $871,000, Custom Alloy second lien loans, series A preferred stock, series B preferred stock and series C preferred stock by a net total of approximately $1.8 million, Dukane loan by approximately $1,000, Foliofn preferred stock by $1.4 million, HTI loan by approximately $192,000, JSC Tekers preferred stock by approximately $831,000, Security Holdings equity and letter of credit by a net total of approximately $2.2 million, Tuf-Tug loan and common stock by approximately $78,000, Turf loans by approximately $302,000, MVC Automotive equity by approximately $701,000 and the Centile escrow by $166,000. The value of Crius stock was also increased by approximately $5.5 million based on its market value.  These changes in unrealized appreciation were off-set by the Valuation Committee determination to decrease the fair value of the Company’s investments in: Advantage preferred stock by approximately $1.3 million, Highpoint loan by approximately $51,000, Initials loan by approximately $1.4 million, Legal Solutions loan by approximately $118,000, MVC Environmental loan and common stock by a total of approximately $3.9 million, RuMe series B-1 preferred stock, guarantee and letter of credit by a net total of approximately $3.0 million, Trientis loan by approximately $208,000, U.S. Spray common stock by $3.6 million, U.S. Gas loan by approximately $2.5 million and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $140,000. The value of Equus stock was also decreased by approximately $1.8 million based on its market value.

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

PORTFOLIO INVESTMENTS

For the Fiscal Years Ended October 31, 2019 and October 31, 2018.  The cost of the portfolio investments held by the Company at October 31, 2019 and at October 31, 2018 was $415.7 million and $409.6 million, respectively, an increase of $6.1 million.  The aggregate fair value of portfolio investments at October 31, 2019 and at October 31, 2018 was $340.2 million and $324.5 million, respectively, an increase of approximately $15.7 million.  The cost and fair value of cash, restricted cash and cash equivalents held by the Company at October 31, 2019 and October 31, 2018 was $11.7 million and $15.9 million, respectively, representing a decrease of approximately $4.2 million.

For the Fiscal Year Ended October 31, 2019

During the fiscal year ended October 31, 2019, the Company made six new investments, committing capital that totaled approximately $32.4 million.  Pursuant to an exemptive order received by the Company from the SEC (the “Order”), that allows the Company to co-invest, subject to certain conditions, with certain affiliated private funds as described in the Order, each of the Company and the Private Fund co-invested in GTM ($1.9 million investment for the Company).  The Company also invested in Powers ($6.5 million), IPCC ($8.0 million), Jedson ($6.0 million), SMA ($7.0 million) and Global Prairie ($3.0 million).

During the fiscal year ended October 31, 2019, the Company made follow-on investments in six portfolio companies that totaled approximately $12.5 million.  Specifically, on December 21, 2018, the Company loaned an additional $2.0 million to Custom Alloy in the form of a second lien loan with an interest rate of 11% and a maturity date of December 23, 2019.  During the fiscal year ended October 31, 2019, the Company loaned approximately $1.4 million to RuMe and received a new warrant.  On June 7, 2019, the Company invested approximately $3.9 million in GTM increasing the second lien loan by $3.5 million and investing approximately $420,000 for additional common shares.  During the fiscal year ended October 31, 2019, Custom Alloy borrowed approximately $2.1 million on its revolving credit facility with a 15% interest rate and a maturity date of April 30, 2020.  On July 15, 2019, the Company loaned an additional $1.0 million to HTI increasing its second lien loan to approximately $11.4 million as of October 31, 2019.  On September 10, 2019, the Company invested $1.0 million in MVC Automotive in the form of additional common equity.  On September 26, 2019, the Company loaned approximately $552,000 to Security Holdings, increasing the senior subordinated loan to approximately $6.0 million as of October 31, 2019.

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

On December 27, 2018, the Company received a dividend of approximately $543,000 from the PE Fund related to Focus Pointe Global.

On February 7, 2019, Vistra Energy and Crius Energy trust (“Crius”) announced that they entered into a definitive agreement pursuant to which Vistra Energy will acquire Crius for cash consideration of CAN$7.57 per trust unit.  On February 20, 2019, Vistra Energy agreed to increase its acquisition price for Crius to CAN$8.80 per trust unit, an increase of CAN$1.23 per trust unit.

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

On June 14, 2019, Array Information Technology, Inc. (“Array”) made a principal payment of approximately $114,000 on its second lien loan.

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

On July 29, 2019, the Company sold 608,310 shares of Equus Total Return, Inc. (“Equus”) common stock for approximately $1.0 million, resulting in a realized loss of approximately $219,000.

On August 12, 2019, the Company sold 608,310 common shares of Equus totaling approximately $985,000 in proceeds and resulting in a realized loss of approximately $268,000.

On August 12, 2019, the Company converted the MVC Environmental loan, unpaid expenses and accrued interest to additional cost basis in the common stock of MVC Environmental, resulting in a realized gain of approximately $1.4 million.

On September 13, 2019, the Company sold the common stock of MVC Environmental, receiving proceeds of $45,000 which resulted in a realized loss of approximately $14.4 million.

On October 1, 2019, Tin Roof repaid its $3.8 million loan in full, including all accrued interest.  Also during the fiscal year ended October 31, 2019, Tin Roof made principal payments totaling approximately $99,000.

On October 17, 2019, the Company recorded a $1.6 million realized gain associated with a settlement, which is expected to be paid in November 2019, related to a former portfolio company, G3K Display, Inc.  The Company incurred costs of approximately $543,000 related to the settlement.

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

During the quarter ended October 31, 2019, the Valuation Committee increased the fair value of the Company’s investments in: Array loan by $622, Centile escrow by approximately $50,000, Foliofn preferred stock by $569,000, JSC Tekers preferred stock by $737,000, MVC Automotive equity by approximately $327,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $566,000, Tuf-Tug loan and common stock by a total of approximately $78,000 and Turf loans by approximately $69,000. In addition, increases in the cost basis of the loans to HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Array, GTM, Tuf-Tug, Security Holdings, Jedson, SMA and Black Diamond were due to the capitalization of PIK interest/dividends totaling approximately $747,000.  The Valuation Committee also decreased the fair value of the Company’s investments in: Advantage preferred stock by approximately $403,000, Black Diamond loan and warrant by a net total of approximately $14,000, Custom Alloy loans by a total of approximately $98,000, Dukane loan by approximately $9,000, Initials loan by approximately $715,000, RuMe preferred stocks, warrants and letter of credit by a net total of approximately $839,000, Security Holdings equity and letter of credit by a net total of $227,000, Trientis loan by approximately $86,000, U.S. Gas loan by approximately $857,000 and U.S. Spray common stock by $500,000.

During the fiscal year ended October 31, 2019, the Valuation Committee increased the fair value of the Company’s investments in: Array loan by approximately $63,000, Black Diamond loan and warrant by a net total of approximately $871,000, Custom Alloy second lien loans, series A preferred stock, series B preferred stock and series C preferred stock by a net total of approximately $1.8 million, Dukane loan by approximately $1,000, Foliofn preferred stock by $1.4 million, HTI loan by approximately $192,000, JSC Tekers preferred stock by approximately $831,000, Security Holdings equity and letter of credit by a net total of approximately $2.2 million, Tuf-Tug loan and common stock by approximately $78,000, Turf loans by approximately $302,000, MVC Automotive equity by approximately $701,000 and the Centile escrow by $166,000.  In addition, increases in the cost basis of the loans to HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Array, GTM, Tin Roof, Tuf-Tug, Security Holdings, Jedson, SMA and the Custom Alloy preferred stock were due to the capitalization of PIK interest/dividends totaling approximately $5.9 million.  The Valuation Committee also decreased the fair value of the Company’s investments in: Advantage preferred stock by approximately $1.3 million, Highpoint loan by approximately $51,000, Initials loan by approximately $1.4 million, Legal Solutions loan by approximately $118,000, MVC Environmental loan and common stock by a total of approximately $3.9 million, RuMe series B-1 preferred stock, guarantee and letter of credit by a net total of approximately $3.0 million, Trientis loan by approximately $208,000, U.S. Spray common stock by $3.6 million, U.S. Gas loan by approximately $2.4 million and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $140,000.

At October 31, 2019, the fair value of all portfolio investments, exclusive of escrow receivables, was $340.2 million with a cost basis of $415.7 million.  At October 31, 2019, the fair value and cost basis of the Legacy Investments were $6.4 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $333.8 million and $400.7 million, respectively.  At October 31, 2018, the fair value of all portfolio investments, exclusive of escrow receivables, was $324.5 million with a cost basis of $409.6 million.  At October 31, 2018, the fair value and cost basis of the Legacy Investments was $5.0 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $319.5 million and $394.6 million, respectively.

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

During the quarter ended January 31, 2018, the Valuation Committee increased the fair value of the Company’s investments in: Centile equity interest by $295,000, Custom Alloy second lien loan, series A preferred stock, series B preferred stock, series C preferred stock and letter of credit by a total of approximately $638,000, Highpoint loan by approximately $99,000, Initials loan by approximately $46,000, JSC Tekers preferred stock by approximately $370,000, Legal Solutions loan by approximately $1,000, MVC Automotive equity interest by approximately $1.8 million, MVC Environmental letter of credit by approximately $7,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $394,000, RuMe guarantee and letter of credit by a total of approximately $57,000 and Security Holdings equity interest by approximately $812,000.  In addition, increases in the cost basis of the loans to HTI, Legal Solutions, Custom Alloy, RuMe, Dukane, Morey’s, Highpoint and Security Holdings were due to the capitalization of PIK interest totaling approximately $715,000.  The Valuation Committee also decreased the fair value of the Company’s investments in: Advantage preferred stock by approximately $143,000, Custom Alloy letter of credit by approximately $70,000, Dukane loan by approximately $30,000, Foliofn preferred stock by $543,000, HTI loan by approximately $130,000, MVC Environmental loan by approximately $498,000, RuMe series B-1 preferred stock, series C preferred stock, common stock and warrants by a total of approximately $1.2 million, Turf loans by approximately $136,000, U.S. Gas loan by approximately $1.7 million and SCSD common stock by approximately $134,000.

During the quarter ended April 30, 2018, the Valuation Committee increased the fair value of the Company’s investments in: Advantage preferred stock by approximately $82,000, Centile equity interest by $196,000, Custom Alloy second lien loan, series A preferred stock, series B preferred stock, series C preferred stock and letters of credit by a total of approximately $3.0 million, Dukane loan by approximately $300, Legal Solutions loan by approximately $900, MVC Automotive equity interest by approximately $934,000, RuMe guarantee by approximately $28,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $167,000 and U.S. Gas loan by approximately $909,000.  In addition, increases in the cost basis of the loans to Trientis, HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Initials and Security Holdings were due to the capitalization of PIK interest totaling approximately $636,000.  The Valuation Committee also decreased the fair value of the Company’s investments in: Foliofn preferred stock by $66,000, HTI loan by approximately $49,000, Initials loan by approximately $82,000, JSC Tekers Holdings preferred stock by approximately $176,000, MVC Environmental loan and letter of credit by a total of approximately $267,000, RuMe series B-1 preferred stock, series C preferred stock, common stock, letters of credit and warrants by a total of approximately $1.8 million, Security Holdings equity interest by approximately $2.3 million and Turf loans by approximately $288,000.

During the quarter ended July 31, 2018, the Valuation Committee increased the fair value of the Company’s investments in: Custom Alloy second lien loan, series A preferred stock, series B preferred stock, series C preferred stock and letters of credit by a total of approximately $36,000, Dukane loan by approximately $300, HTI loan by approximately $242,000, Legal Solutions loan by approximately $800, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.9 million, Security Holdings equity interest and letter of credit by a total of approximately $1.6 million and Turf loans by approximately $53,000. In addition, increases in the cost basis of the loans to Trientis, HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Initials, Array and Security Holdings were due to the capitalization of PIK interest totaling approximately $894,000.  The Valuation Committee also decreased the fair value of the Company’s investments in: Foliofn preferred stock by $115,000, Initials loan by approximately $186,000, JSC Tekers Holdings preferred stock by $154,000, MVC Automotive equity interest by $819,000, MVC Environmental loan and letter of credit by a total of approximately $4.7 million, RuMe series B-1 preferred stock, series C preferred stock, common stock, letters of credit and warrants by a total of approximately $114,000, U.S. Gas loan by approximately $109,000, United States Technologies, Inc. (“U.S. Tech”) loan by $55,000 and the Centile escrow by approximately $257,000 that was recorded as a realized loss.

During the quarter ended October 31, 2018, the Valuation Committee increased the fair value of the Company’s investments in: Custom Alloy second lien loan, series A preferred stock, series B preferred stock, series C preferred stock and letters of credit by a total of approximately $2.4 million, Dukane loan by approximately $300, Foliofn preferred stock by $310,000, Highpoint loan by approximately $51,000, Legal Solutions loan by approximately $900, Turf loans by approximately $52,000 and the Centile escrow by approximately $34,000 that was recorded as a realized gain.  In addition, increases in the cost basis of the loans to Trientis, HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Array, Black Diamond, Tuf-Tug and Security Holdings were due to the capitalization of PIK interest totaling approximately $928,000.  The Valuation Committee also decreased the fair value of the Company’s investments in: HTI loan by approximately $144,000, Initials loan by approximately $2.2 million, JSC Tekers Holdings preferred stock by $157,000, MVC Automotive equity interest by $442,000, MVC Environmental loan and letter of credit by a total of approximately $966,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $218,000, RuMe series B-1 preferred stock, series C preferred stock, common stock, letters of credit and warrants by a total of approximately $691,000, Security Holdings equity interest and letter of credit by a total of $747,000, Trientis loan and warrant by a total of approximately $932,000 and the U.S. Gas loan by approximately $179,000.

During the fiscal year ended October 31, 2018, the Valuation Committee increased the fair value of the Company’s investments in: Centile equity interest by $491,000, Custom Alloy second lien loan, series A preferred stock, series B preferred stock and series C preferred stock by a total of approximately $6.0 million, Highpoint loan by approximately $150,000, Legal Solutions loan by approximately $3,500, MVC Automotive equity interest by approximately $1.5 million and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $2.2 million. In addition, increases in the cost basis of the loans to HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Initials, Array, Trientis, Black Diamond, Tuf-Tug and Security Holdings were due to the capitalization of PIK interest totaling approximately $3.2 million.  The Valuation Committee also decreased the fair value of the Company’s investments in: Advantage preferred stock by approximately $61,000, Dukane loan by approximately $29,000, Foliofn preferred stock by $414,000, HTI loan by approximately $80,000, Initials loan by approximately $2.5 million, JSC Tekers preferred stock by approximately $117,000, MVC Environmental loan and letter of credit by a total of approximately $6.4 million, RuMe series B-1 preferred stock, series C preferred stock, common stock, letters of credit and warrants by a total of approximately $3.7 million, Security Holdings equity interest and letter of credit by a total of

$685,000, Trientis loan and warrant by a total of approximately $932,000,  Turf loans by approximately $319,000, U.S. Gas loan by approximately $1.1 million, SCSD common stock by approximately $134,000, U.S. Tech loan by $55,000 and the Centile escrow by approximately $223,000 that was recorded as a realized loss.

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

Portfolio Companies

During the fiscal year ended October 31, 2019, the Company had investments in the following portfolio companies:

Advantage Insurance Inc.

Advantage, Puerto Rico, is a provider of specialty insurance, reinsurance and related services to business owners and high net worth individuals.

At October 31, 2018, the Company’s investment in Advantage consisted of 750,000 shares of preferred stock at a cost basis of $7.5 million and a fair value of approximately $8.8 million.

During the fiscal year ended October 31, 2019, the Valuation Committee decreased the fair value of the preferred stock by approximately $1.3 million.

At October 31, 2019, the Company’s investment in Advantage consisted of 750,000 shares of preferred stock with a cost basis of $7.5 million and a fair value of approximately $7.5 million.

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

During the fiscal year ended October 31, 2019, the maturity date was changed to December 31, 2019.

At October 31, 2019, the Company’s investment in Apex consisted of a first lien loan with an outstanding amount of approximately $15.0 million, a cost basis of approximately $14.9 million and a fair value of approximately $15.0 million.

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

During the fiscal year ended October 31, 2019, the Valuation Committee increased the fair value of the loan by approximately $63,000.

At October 31, 2019, the Company’s investment in Array consisted of a second lien loan with an outstanding amount of approximately $6.3 million, a cost basis of approximately $6.2 million and a fair value of approximately $6.3 million and a warrant with a cost basis and fair value of $0.

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

During the fiscal year ended October 31, 2019, the Valuation Committee increased the fair value of the loan by approximately $312,000 and the warrant by approximately $559,000.

At October 31, 2019, the Company’s investment in Black Diamond consisted of a second lien loan with an outstanding amount of approximately $7.5 million, a cost basis of approximately $7.2 million and a fair value of approximately $7.6 million and a warrant with a cost basis of approximately $401,000 and a fair value of approximately $960,000.

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

At October 31, 2019, the Company no longer held a direct investment in Crius.

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

During the fiscal year ended October 31, 2019, Custom Alloy borrowed approximately $2.1 million on its revolving credit facility.

During the fiscal year ended October 31, 2019, the Valuation Committee decreased the fair values of the $3.5 million second lien loan by approximately $17,000, the $2.0 million second lien loan by approximately $3,400, the $32.5 million second lien loan by approximately $411,000, the $6.1 million second lien loan by approximately $78,000 and increased the fair value of the series A preferred stock by approximately $177,000, the series B preferred stock by approximately $403,000 and the series C preferred stock by approximately $1.8 million.

At October 31, 2019, the Company’s investment in Custom Alloy consisted of a second lien loan with a cost basis and outstanding balance of approximately $32.5 million and a fair value of approximately $32.1 million, a second lien loan with a cost basis, outstanding balance and a fair value of approximately $6.1 million and a revolving credit facility with a cost basis, outstanding balance and a fair value of approximately $2.1 million.

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

During the fiscal year ended October 31, 2019, the Valuation Committee increased the fair value of the loan by $1,000.

At October 31, 2019, the Company’s investment in Dukane consisted of a second lien loan with an outstanding amount, a cost basis and a fair value of approximately $4.5 million.

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

At October 31, 2019, the Company’s investment in Essner consisted of a first lien loan with an outstanding amount of approximately $3.6 million, a cost basis of approximately $3.5 million and a fair value of approximately $3.6 million.

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

At October 31, 2019, the Company’s investment in Equus consisted of 3,228,024 shares of common stock with a cost of approximately $7.5 million and a market value of approximately $4.9 million.

Foliofn, Inc.

Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.

At October 31, 2018, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of approximately $5.0 million.

During the fiscal year ended October 31, 2019, the Valuation Committee increased the fair value of the preferred stock by $1.4 million.

At October 31, 2019, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of approximately $6.4 million.

Chris Ferguson, a representative of the Company, serves as a director of Foliofn.

Global Prairie PBC, Inc.

Global Prairie, Kansas City, Missouri, is a marketing firm focusing on quality of life sectors (healthcare, environmental, agriculture).

On October 16, 2019, the Company invested $3.0 million in Global Prairie in the form of a second lien loan with an interest rate of 14% and a maturity date of April 16, 2025.

At October 31, 2019, the Company’s investment in Global Prairie consisted of a second lien loan with an outstanding amount of approximately $3.0 million, a cost basis of approximately $2.9 million and a fair value of approximately $3.0 million.

GTM Intermediate Holdings, Inc.

GTM, Anderson, South Carolina, is a leading supplier of proprietary medical solutions for emergency trauma care.

On December 7, 2018, pursuant to the Order, each of the Company and the Private Fund co-invested in second lien notes and common stock issued by GTM Intermediate Holdings, Inc.  The Company and the Private Fund invested approximately $1.5 million and approximately $6.2 million, respectively, in such notes, with a cash interest rate of 11% plus 1% PIK and a maturity date of June 7, 2024, and $346,000 and approximately $1.5 million, respectively, in shares of common stock, which are held through a holding company. In accordance with the conditions of the Order, the Board, including a majority of the Independent Directors, approved, in advance, the Company’s investment in the loan and common stock.

On June 7, 2019, the Company invested approximately $3.9 million in GTM increasing the second lien loan by $3.5 million and investing approximately $420,000 for additional common shares.  The maturity date on the loan was extended to December 7, 2024.

At October 31, 2019, the Company’s investment in GTM consisted of a second lien loan with an outstanding amount of approximately $5.1 million, a cost basis of approximately $5.0 million and a fair value of approximately $5.1 million and 2 shares of common stock with a cost basis and fair value of $766,000.

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

During the fiscal year ended October 31, 2019, the Valuation Committee decreased the fair value of the loan by approximately $51,000.

At October 31, 2019, the Company’s investment in Highpoint consisted of a second lien loan with an outstanding amount of approximately $5.2 million, a cost basis of approximately $5.1 million and a fair value of approximately $5.2 million.

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

During the fiscal year ended October 31, 2019, the interest rate on the second lien loan was increased to 15.75% and the maturity date was extended to September 15, 2024.

During the fiscal year ended October 31, 2019, the Valuation Committee increased the fair value of the loan by $192,000.

At October 31, 2019, the Company’s investment in HTI consisted of a second lien loan with an outstanding amount, cost basis and fair value of approximately $11.4 million.

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

During the fiscal year ended October 31, 2019, the Valuation Committee decreased the fair value of the loan by approximately $1.4 million.

At October 31, 2019, the Company’s investment in Initials consisted of a senior subordinated loan with an outstanding amount and cost basis of approximately $5.6 million and a fair value of approximately $1.3 million. The Company reserved in full against all of the accrued interest starting June 23, 2018.

International Precision Components Corporation

IPCC, Lake Forest, Illinois, is a leading plastic injection molder.

On May 10, 2019, the Company invested approximately $8.0 million in IPCC in the form of a second lien loan with a cash interest rate of 12.0%, 3.5% variable PIK rate and a maturity date of October 3, 2024.

At October 31, 2019, the Company’s investment in IPCC consisted of a second lien loan with an outstanding amount of approximately $8.0 million, a cost basis of approximately $7.9 million and a fair value of approximately $8.0 million.

Jedson Engineering, Inc.

Jedson, Cincinnati, Ohio, is a provider of engineering, procurement and construction management services.

During the fiscal year ended October 31, 2019, the Company invested $6.0 million in Jedson in the form of a first lien loan with a cash interest rate of 12.0%, 3.0% PIK rate and a maturity date of June 21, 2024.

At October 31, 2019, the Company’s investment in Jedson consisted of a first lien loan with an outstanding amount of approximately $6.0 million, a cost basis of approximately $5.9 million and a fair value of approximately $6.0 million.

JSC Tekers Holdings

JSC Tekers, Latvia, is a company focused on real estate management.

At October 31, 2018, the Company’s investment in JSC Tekers consisted of 9,159,085 shares of preferred stock with a cost basis of $11.8 million and a fair value of $4.1 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $0.

During the fiscal year ended October 31, 2019, the Valuation Committee increased the fair value of the preferred stock by $831,000.

At October 31, 2019, the Company’s investment in JSC Tekers consisted of 9,159,085 shares of preferred stock with a cost basis of $11.8 million and a fair value of $4.9 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $0.

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

During the fiscal year ended October 31, 2019, the Valuation Committee decreased the fair value of the loan by approximately $118,000.

At October 31, 2019, the Company’s investment in Legal Solutions consisted of a senior subordinated loan with an outstanding balance, cost basis and a fair value of approximately $12.2 million.

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

At October 31, 2019, the loan had an outstanding balance, cost basis and a fair value of $16.5 million.

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

On September 10, 2019, the Company invested $1.0 million in MVC Automotive in the form of additional common equity.

During the fiscal year ended October 31, 2019, the maturity date on the bridge loan was extended to December 31, 2020.

During the fiscal year ended October 31, 2019, the Valuation Committee increased the fair value of the equity interest by approximately $701,000.

At October 31, 2019, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of approximately $52.2 million and a fair value of approximately $20.6 million and a bridge loan with an outstanding amount, cost basis and fair value of approximately $7.1 million.  The mortgage guarantee for MVC Automotive was equivalent to approximately $4.0 million at October 31, 2019.  This guarantee was taken into account in the valuation of MVC Automotive.

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

On August 12, 2019, the Company converted the MVC Environmental loan, unpaid expenses and accrued interest to additional cost basis in the common stock of MVC Environmental, resulting in a realized gain of approximately $1.4 million.

On September 13, 2019, the Company sold the common stock of MVC Environmental, receiving proceeds of $45,000, which resulted in a realized loss of approximately $14.4 million.

During the fiscal year ended October 31, 2019, the Valuation Committee decreased the fair value of the loan by approximately $875,000 and the common stock by approximately $3.0 million.

At October 31, 2019, the Company no longer held an investment in MVC Environmental.

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

On December 27, 2018, the Company received a dividend of approximately $543,000 from the PE Fund related to Focus Pointe Global.

On October 25, 2019, the PE Fund sold Focus Pointe Holdings, Inc. (“Focus Pointe”), a portfolio company of the PE Fund.  The Company expects to receive its share of the proceeds and carried interest on November 8, 2019.  Please see Subsequent Events for further information.

During the fiscal year ended October 31, 2019, the Valuation Committee decreased the fair value of the general partnership interest and limited partnership interest in the PE Fund by a total of approximately $140,000.

At October 31, 2019, the limited partnership interest in the PE Fund had a cost of approximately $9.0 million and a fair value of approximately $12.3 million.  The Company’s general partnership interest in the PE Fund had a cost basis of approximately $230,000 and a fair value of approximately $313,000.  As of October 31, 2019, the PE Fund had investments in Gibdock Limited and Advanced Oilfield Services, LLC.

Powers Equipment Acquisition Company, LLC

Powers, Warminster, Pennsylvania, is a family owned manufacturer of commercial refrigeration equipment.

On May 1, 2019, the Company invested $6.5 million in Powers in the form of a first lien loan with a variable interest rate of 13.5% and a maturity date of April 30, 2024.

At October 31, 2019, the Company’s investment in Powers consisted of a first lien loan with an outstanding amount of approximately $6.5 million, a cost basis of approximately $6.4 million and a fair value of approximately $6.5 million.

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

On April 25, 2019, the $1.0 million guarantee and the $2.0 million letter of credit were refinanced and replaced with a new $3.3 million letter of credit.  The letter of credit had a fair value of approximately -$643,000 or a liability of $643,000 as of April 30, 2019.  The $3.3 million letter of credit is collateralized with Credit Facility IV.

During the fiscal year ended October 31, 2019, the Company loaned approximately $1.4 million to RuMe and received a new warrant.

On April 26, 2019, RuMe made a principal payment on the revolver of $500,000.

During the fiscal year ended October 31, 2019, the Valuation Committee decreased the fair values of the series B-1 preferred stock by approximately $1.7 million, the series C preferred stock by approximately $1.9 million and the letters of credit by approximately $507,000 and increased the guarantee by approximately $23,000 and the warrants by a total of approximately $1.1 million.

At October 31, 2019, the Company’s investment in RuMe consisted of 5,297,548 shares of common stock with a cost basis of approximately $924,000 and a fair value of $0, 4,999,076 shares of series B-1 preferred stock with a cost basis of approximately $1.0 million and a fair value of $0, 23,896,634 shares of series C preferred stock with a cost basis of approximately $3.4 million and a fair value of approximately $1.5 million, a revolver with an outstanding balance, cost basis and fair value of approximately $2.1 million, another revolver with an outstanding balance of approximately $404,000 and a cost basis and fair value of approximately $233,000 and a subordinated note with an outstanding balance, cost basis and a fair value of approximately $3.6 million. The warrants have a cost basis of approximately $595,000 and a fair value of $1.4 million and the letter of credit was fair valued at approximately -$566,000 or a liability of approximately $566,000.

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

On September 26, 2019, the Company loaned approximately $552,000 to Security Holdings, increasing the senior subordinated loan to approximately $6.0 million as of October 31, 2019.

During the fiscal year ended October 31, 2019, the interest rate on the senior subordinated loan was decreased to 3.1%.

During the fiscal year ended October 31, 2019, the Valuation Committee increased the fair value of the common equity interest by $2.3 million and decreased the fair value of the letter of credit by approximately $74,000.

At October 31, 2019, the Company’s investment in Security Holdings consisted of common equity interest with a cost basis of approximately $51.2 million and a fair value of approximately $33.6 million, a bridge loan with an outstanding balance, cost basis and fair value of approximately $4.9 million, a senior subordinated loan with an outstanding balance, cost basis and fair value of approximately $6.0 million and a letter of credit with a fair value of approximately -$161,000 or a liability of $161,000.

Puneet Sanan, a representative of the Company, serves as a director of Security Holdings.

SMA Holdings, Inc.

SMA, Irvine, California, is a strategic consulting firm, which has been serving the federal contracting and commercial markets for over 35 years.

During the fiscal year ended October 31, 2019, the Company invested $7.0 million in SMA in the form of a first lien loan with a cash interest rate of 11.0% and a maturity date of June 26, 2024.  The Company also received warrants as part of this investment.

At October 31, 2019, the Company’s investment in SMA consisted of a first lien loan with an outstanding amount of approximately $7.0 million, a cost basis of approximately $6.4 million and a fair value of approximately $6.5 million and warrants with a cost basis and fair value of approximately $505,000.

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

During the fiscal year ended October 31, 2019, Tin Roof made principal payments totaling approximately $99,000.

On October 1, 2019, Tin Roof repaid its $3.8 million loan in full, including all accrued interest.

At October 31, 2019, the Company no longer held an investment in Tin Roof.

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

During the fiscal year ended October 31, 2019, the Valuation Committee decreased the fair value of the loan by approximately $208,000.

At October 31, 2019, the Company’s investment in Trientis consisted of a first lien loan with an outstanding balance and cost basis of approximately $1.2 million and a fair value of approximately $177,000 and a warrant with a cost basis of approximately $68,000 and a fair value of $0. The Company reserved in full against all of the accrued interest starting September 1, 2018.

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

During the fiscal year ended October 31, 2019, the Valuation Committee increased the fair values of the loan by approximately $50,000 and the common stock by approximately $28,000.

At October 31, 2019, the Company’s investment in Tuf-Tug consisted of a second lien loan with an outstanding balance of approximately $5.0 million, a cost basis of approximately $4.9 million and a fair value of approximately $5.0 million and 24.6 shares of common stock with a cost basis of $750,000 and a fair value of approximately $778,000.

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

During the fiscal year ended October 31, 2019, Turf made principal payments totaling $140,000 on its third lien loan.

During the fiscal year ended October 31, 2019, the Valuation Committee increased the fair value of the senior subordinated loans by approximately $302,000.

At October 31, 2019, the senior subordinated loan had an outstanding balance and cost basis of approximately $7.7 million and a fair value of approximately $7.6 million and the third lien loan had an outstanding balance and cost basis of approximately $1.1 million and a fair value of approximately $1.0 million.

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

At October 31, 2019, the senior term loan had an outstanding amount, cost basis and fair value of approximately $5.5 million.

U.S. Gas & Electric, Inc.

U.S. Gas, North Miami Beach, Florida, a wholly-owned indirect subsidiary of Crius, is a licensed Energy Service Company that markets and distributes natural gas to small commercial and residential retail customers in the state of New York.

At October 31, 2018, the Company’s investment in U.S. Gas, an indirect subsidiary of Crius, consisted of a second lien loan with an outstanding balance and cost basis of approximately $37.5 million and a fair value of approximately $39.5 million.  The loan has an interest rate of 9.5% and matures on July 5, 2025.

During the fiscal year ended October 31, 2019, the Valuation Committee decreased the fair value of the loan by $2.5 million.

On October 18, 2019, Vistra Energy notified the Company that it was asserting an offset of Company’s loan assets of approximately $1.6 million relating to an indemnification claim obligation attributable to U.S. Gas.  The offset is partially reflected in the fair value of the loan asset as the Company is considering its response to the claim.

At October 31, 2019, the Company’s investment in U.S. Gas, an indirect subsidiary of Crius, consisted of a second lien loan with an outstanding balance and cost basis of approximately $37.5 million and a fair value of approximately $37.0 million.

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

During the fiscal year ended October 31, 2019, the Valuation Committee decreased the fair value of the common stock by $3.6 million.

At October 31, 2019, the Company’s investment in SCSD consisted of 784 shares of class B common stock with a cost basis of approximately $5.5 million and a fair value of approximately $1.8 million, a secured loan and senior secured loan each with an outstanding balance, cost basis and fair value of $1.5 million, totaling $3.0 million.

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

At October 31, 2019, the Company had investments in portfolio companies totaling $340.2 million.  Also, on that date, the Company had approximately $10.4 million in cash equivalents and approximately $1.3 million in cash.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.  Pending investments in portfolio companies pursuant to our principal investment strategy, the Company may make other short-term or temporary investments, including in exchange-traded funds and private investment funds offering periodic liquidity.

During the fiscal year ended October 31, 2019, the Company made six new investments, committing capital that totaled approximately $32.4 million.  Pursuant to an exemptive order received by the Company from the SEC (the “Order”), that allows the Company to co-invest, subject to certain conditions, with certain affiliated private funds as described in the Order, each of the Company and the Private Fund co-invested in GTM ($1.9 million investment for the Company).  The Company also invested in Powers ($6.5 million), IPCC ($8.0 million), Jedson ($6.0 million), SMA ($7.0 million) and Global Prairie ($3.0 million).

During the fiscal year ended October 31, 2019, the Company made follow-on investments in six portfolio companies that totaled approximately $12.5 million.  On December 21, 2018, the Company loaned an additional $2.0 million to Custom Alloy in the form of a second lien loan with an interest rate of 11% and a maturity date of December 23, 2019.  During the fiscal year ended October 31, 2019, the Company loaned approximately $1.4 million to RuMe and received a new warrant.  On June 7, 2019, the Company invested approximately $3.9 million in GTM increasing the second lien loan by $3.5 million and investing approximately $420,000 for additional common shares.  During the fiscal year ended October 31, 2019, Custom Alloy borrowed approximately $2.1 million on its revolving credit facility with a 15% interest rate and a maturity date of April 30, 2020.  On July 15, 2019, the Company loaned an additional $1.0 million to HTI increasing its second lien loan to approximately $11.4 million as of October 31, 2019.  On September 10, 2019, the Company invested $1.0 million in MVC Automotive in the form of additional common equity.  On September 26, 2019, the Company loaned approximately $552,000 to Security Holdings, increasing the senior subordinated loan to approximately $6.0 million as of October 31, 2019.

Current balance sheet resources, which include the additional cash resources from the Credit Facility, are believed to be sufficient to finance current commitments.  Current commitments include:

Commitments to/for Portfolio Companies

At October 31, 2019 and October 31, 2018, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded as of October 31, 2019
MVC Private Equity Fund LP	$20.1 million	$14.6 million
RuMe	$2.2 million	$2.1 million
RuMe	$400,000	$400,000
Custom Alloy	$3.0 million	$2.1 million
Total	$25.7 million	$19.2 million

Portfolio Company	Amount Committed	Amount Funded as of October 31, 2018
MVC Private Equity Fund LP	$20.1 million	$14.6 million
RuMe	$1.6 million	$1.5 million
Total	$21.7 million	$16.1 million

Guarantees:

At October 31, 2019 and October 31, 2018, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded as of October 31, 2019
MVC Automotive	$4.0 million	—
Total	$4.0 million	—

Guarantee	Amount Committed	Amount Funded at October 31, 2018
MVC Automotive	$6.2 million	—
RuMe	$1.0 million	—
Total	$7.2 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At October 31, 2019, the Valuation Committee estimated the combined fair values of the guarantee obligation noted above to be $0 or a liability of approximately $0.

These guarantees are further described below, together with the Company’s other commitments.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  Over time, Erste Bank, the bank extending the mortgage to MVC Automotive, increased the amount of the mortgage. The balance of the guarantee as of October 31, 2019 is approximately 3.6 million Euro (equivalent to approximately $4.0 million).

The Company agreed to cash collateralize a $300,000 third party letter of credit for RuMe, which is now collateralized with Credit Facility IV (defined below) and still a commitment of the Company as of October 31, 2019.  Previously, the Company guaranteed $1.0 million of RuMe’s indebtedness to Colorado Business Bank and also provided RuMe an additional $2.0 million letter of credit.  On April 25, 2019, the $1.0 million guarantee and the $2.0 million letter of credit were refinanced and replaced with a new $3.0 million letter of credit.  The letter of credit had a fair value of approximately -$566,000 or a liability of $566,000 as of October 31, 2019.  The $3.0 million letter of credit is collateralized with Credit Facility IV (defined below).

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  The investment period related to the PE Fund has ended.  Additional capital may be called for follow-on investments in existing portfolio companies of the PE Fund or to pay operating expenses of the PE Fund until the partnership is terminated.  On December 27, 2018, the Company received proceeds of approximately $7.5 million from the PE Fund related to the sale of Plymouth Rock Energy, LLC, a portfolio company of the PE Fund.  The Company’s pro-rata share of the PE Fund’s cost basis in the Plymouth Rock Energy, LLC investment totaled approximately $2.5 million, resulting in a realized gain of approximately $5.0 million.  On October 25, 2019, the PE Fund sold Focus Pointe, a portfolio company of the PE Fund.  The Company expects to receive its share of the proceeds and carried interest on November 8, 2019.  Please see Subsequent Events for further information.  As of October 31, 2019, $14.6 million of the Company’s commitment was funded.

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

On February 28, 2018, the Company committed $6.0 million to Custom Alloy in the form of a first lien loan with an interest rate of 10% and a maturity date of October 31, 2018.  On November 9, 2018, Custom Alloy repaid its first lien loan in full, including all accrued interest.  The loan is no longer a commitment of the Company as of October 31, 2019.

During the fiscal year ended October 31, 2018, the Company provided RuMe a $1.6 million line of credit with a 10% interest rate and a maturity date of March 31, 2021.  The outstanding balance as of October 31, 2018 was approximately $1.5 million.  During the fiscal year ended October 31, 2019, the line of credit was increased to $2.2 million.  The outstanding balance as of October 31, 2019 was approximately $2.1 million, including capitalized PIK interest.  Also during the fiscal year ended October 31, 2019, the Company provided RuMe a $400,000 revolver with a 10% interest rate and a maturity date of February 28, 2020. The outstanding balance of the revolver as of October 31, 2019 was approximately $404,000, including capitalized PIK interest.

During the fiscal year ended October 31, 2018, the Company provided Custom Alloy a $2.0 million and a $1.4 million letter of credit as part of a restructuring.  The $2.0 million letter of credit matured on November 27, 2018 and is no longer a commitment of the Company.   On October 31, 2018, the $1.4 million letter of credit was drawn, which resulted in the Company receiving a $1.4 million term note with a 15% interest rate and a maturity date of October 31, 2021.  On November 13, 2018, Custom Alloy repaid its $1.4 million second lien loan in full, including all accrued interest.  The loan is no longer a commitment of the Company as of October 31, 2019.

During the fiscal year ended October 31, 2018, the Company provided Security Holdings a 3.3 million Euro letter of credit.  During the fiscal year ended October 31, 2019, the letter of credit was increased to 4.8 million Euro.  The letter of credit had a fair value of approximately -$161,000 or a liability of $161,000 as of October 31, 2019.  The letter of credit is collateralized with Credit Facility IV (defined below).

On April 30, 2019, the Company provided Custom Alloy a $3.0 million line of credit with a 15% interest rate and a maturity date of April 30, 2020.  During the fiscal year ended October 31, 2019, the Company funded $2.1 million, which is the balance outstanding as of October 31, 2019.

As of October 31, 2019, the total fair value associated with potential obligations related to guarantees and letters of credit was approximately -$727,000 or a liability of $727,000.

Commitments of the Company

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with BB&T. On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  On December 1, 2015, Credit Facility II was renewed and expired on May 31, 2016, at which time all outstanding amounts under it were due and repaid.  On June 30, 2016, Credit Facility II was renewed and reduced to a $50 million revolving credit facility, which expired on February 28, 2017, as of which time all outstanding amounts under it were due and repaid.  On February 28, 2017, Credit Facility II was renewed and increased to a $100 million revolving credit facility and expired on August 31, 2017.  On August 31, 2017, Credit Facility II was renewed and decreased to a $25 million revolving credit facility, which was to expire on August 31, 2018.  There was no change to the interest rate or unused fee on the revolving credit facility. The Company incurred closing costs associated with this transaction of $62,500.  On August 10, 2018, Credit Facility II was renewed to August 30, 2019 and on August 30, 2019, Credit Facility II was extended to August 31, 2020.  The Company incurred closing costs associated with each of these transaction of $50,000 with no change in terms other than the expiration date.  At October 31, 2018 and October 31, 2019, there was $25.0 million and $0, respectively, outstanding on Credit Facility II.  Credit Facility II is used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 125 basis points.  In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid closing fees, legal and other costs associated with these transactions.  These costs are amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.  As of October 31, 2019, the Company was in compliance with all covenants related to Credit Facility II.

On December 9, 2015, the Company entered into a three-year, $50 million revolving borrowing base credit facility (“Credit Facility III”) with Santander Bank N.A. as a lender and lead agent and Wintrust Bank as a lender and syndication agent.  Credit Facility III was to expire on December 9, 2018.  Credit Facility III can, under certain conditions, be increased up to $85 million.  The new facility bears an interest rate of LIBOR plus 3.75% or the prime rate plus 1% (at the Company’s option), and includes a 1% closing fee of the commitment amount and a 0.75% unused fee.  The compensating balance for the revolving credit facility is $5.0 million, which is reflected as restricted cash or cash equivalents on the Company’s Consolidated Balance Sheets.  On February

26, 2018, in connection with the U.S. Gas Sale, Credit Facility III was amended, effective as of July 5, 2017, to exclude from pledged collateral the U.S. Gas second lien loan.  On May 7, 2018, the terms of Credit Facility III were amended to, among other things: (i) increase the limit for unsecured indebtedness and certain unsecured guaranty obligations of portfolio companies of the Company to $10,000,000 and (ii) increase the limit on permitted investments of the Company with respect to certain debt, equity and follow-on investments to $28,500,000.  All other material terms of Credit Facility III remained unchanged.  As of October 31, 2018, there was no outstanding balance on Credit Facility III and the Company was in compliance with all covenants related to Credit Facility III.  On December 7, 2018, Credit Facility III was renewed until March 9, 2019.  On January 29, 2019, Credit Facility III was terminated.    As of October 31, 2019, Credit Facility III was no longer a commitment of the Company.

On November 15, 2017, the Company completed a public offering of $100,000,000 aggregate principal amount of its 6.25% senior notes due November 30, 2022 (“Senior Notes II”). In addition, on November 20, 2017, the underwriters exercised an over-allotment option to purchase an additional $15 million in aggregate principal amount of Senior Notes II (together with the offering on November 15, the “Offering”).  The Senior Notes II have an interest rate of 6.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  After deducting underwriting fees and discounts and expenses, the Offering resulted in net proceeds to the Company of approximately $111.4 million.  The Offering expenses incurred are amortized over the term of the Senior Notes II.  Proceeds from the offering were used to repay the Senior Notes in full, including all accrued interest.  As of October 31, 2019, the Senior Notes II had a total outstanding amount of $115.0 million, net of deferred financing fees the balance was approximately $112.7 million, with a market value of approximately $116.7 million.

On January 29, 2019, the Company entered into a three year, $35 million revolving credit facility (“Credit Facility IV”) with People’s United Bank, National Association as lender and lead agent. Credit Facility IV can, under certain conditions, be increased up to $85 million. Credit Facility IV will expire on January 29, 2022, at which time all outstanding amounts under Credit Facility IV will be due and payable.  Borrowings under the Credit Facility bear interest at a rate of LIBOR plus 2.85%, or the prime rate plus 0.5% at the Company’s discretion. In addition, the Company was subject to (i) a closing fee of 1% of the commitment amount paid at closing, (ii) a one-time structuring fee in the amount of $100,000 paid at closing, (iii) an unused line fee, which is payable monthly, of 0.75% if the Company draws less than $25 million on Credit Facility IV or 0.60% if the Company draws more than $25 million on Credit Facility IV, and (iv) an annual administrative agent fee in the amount of $100,000 in 2019 and $200,000 in each year thereafter. The compensating balance for the revolving credit facility is $5.0 million, which is reflected as restricted cash equivalents on the Company’s Consolidated Balance Sheets.  On June 19, 2019, in order to increase the size of the Credit Facility IV, the credit facility was amended to add Bank Leumi USA as an additional lender. The amendment increased the size of Credit Facility IV by $15.0 million to $50.0 million. All other material terms of the Credit Facility remain unchanged. In addition, the Company was subject to a closing fee of 1% of the additional commitment amount of $15.0 million to be paid at closing.  As of October 31, 2019, there was $15.1 million outstanding on Credit Facility IV and the Company was in compliance with the maximum balance sheet leverage covenant related to Credit Facility IV.

The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

SUBSEQUENT EVENTS

On November 1, 2019, U.S. Gas made a principal payment of approximately $32.8 million on its second lien loan.

On November 4, 2019, the Company received net proceeds of approximately $1.0 million related to the G3K Displays, Inc. settlement.

On November 5, 2019, the Company received proceeds of approximately $1.0 million related to the Centile escrow.

On November 7, 2019, Legal Solutions made a $2.1 million principal payment on its loan.

On November 8, 2019, the Company received proceeds of approximately $2.7 million from the PE Fund related to the sale of Focus Pointe, a portfolio company of the PE Fund.  The Company’s pro-rata share of the PE Fund’s cost basis in the Focus Pointe investment totaled approximately $1.9 million, resulting in a realized gain of approximately $800,000.  The Company also received a carried interest payment from the PE Fund of approximately $48,000 related to the sale, which was recorded as additional realized gains.

On November 8, 2019, the Company received proceeds of approximately $291,000 from the PE Fund related to tax refunds received by the PE Fund related to Plymouth Rock Energy, LLC.  The additional proceeds were recorded as realized gains.  The Company also received a carried interest payment from the PE Fund of approximately $11,000 related to these proceeds, which was recorded as additional realized gains.

On November 14, 2019, the Company loaned $50,000 to RuMe on its line of credit, increasing the balance to approximately $2.1 million.

On November 25, 2019, the Company loaned approximately $1.1 million to Security Holdings, increasing its senior subordinated loan outstanding amount to approximately $7.1 million.

On December 13, 2019, the Company loaned approximately $1.6 million to Jedson, increasing the first lien loan to approximately $7.6 million.

On December 13, 2019, the Company loaned approximately $1.0 million to Security Holdings, increasing its senior subordinated loan outstanding amount to approximately $8.1 million.

On January 1, 2020, Array repaid its second lien loan in full, including all accrued interest totaling approximately $6.4 million.  The Company also received approximately $28,000 for the sale of the warrant, which was recorded as a realized gain.

On January 10, 2020, Essner repaid its first lien loan in full, including all accrued interest totaling approximately $3.6 million.

On January 10, 2020, the Company loaned approximately $3.8 million to Apex, increasing the first lien loan to approximately $18.8 million.  The maturity date of the loan was extended to May 15, 2020.  The Company also received a warrant as part of this investment.

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The amendments require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  In addition, ASU 2016-13 requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses.  The amendments in ASU 2016-13 broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The new standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019.  The Company does not expect the adoption of ASU 2016-13 to have a material impact on our financial statements.

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

Tax Status and Capital Loss Carryforwards

As a RIC, the Company is not subject to federal income tax to the extent that it distributes all of its investment company taxable income and net realized capital gains for its taxable year (see Notes 12 “Tax Matters” and Note 13 “Income Taxes” of our notes to the consolidated financial statements). This allows us to attract different kinds of investors than other publicly held corporations. The Company is also exempt from excise tax if it distributes at least (1) 98% of its ordinary income during each calendar year, (2) 98.2% of its capital gains realized in the period from November 1 of the prior year through October 31 of the current year, and (3) all such ordinary income and capital gains for previous years that were not distributed during those years. On October 31, 2019, the Company had a capital loss carryforward of approximately $9.3 million. The Company also had approximately $75.4 million in unrealized losses as of October 31, 2019.

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

At October 31, 2019, approximately 92.6% of total assets represented investments in portfolio companies recorded at fair value (“Fair Value Investments”).

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

Our investments are carried at fair value in accordance with ASC 820. Unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of the Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction.  At October 31, 2019, we did not own restricted or unrestricted securities of any publicly traded company in which we have a majority-owned interest, but did own two securities in which we have a minority interest.

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

Cash Equivalents

For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all money market and all highly liquid temporary cash investments purchased with an original maturity of less than three months to be cash equivalents. The Company places its cash and cash equivalents with financial institutions and cash held in bank accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit.  As of October 31, 2019, the Company had approximately $5.4 million in cash equivalents, approximately $5.0 million in restricted cash equivalents and approximately $1.3 million in cash totaling approximately $11.7 million.  Of the $1.3 million in cash and the $5.4 million in cash equivalents, approximately $1.0 million and $99,000, respectively, was held by MVC Cayman.  As of October 31, 2018, the Company had approximately $783,000 in cash equivalents, approximately $5.3 million in restricted cash and approximately $9.8 million in cash totaling approximately $15.9 million.  Of the $9.8 million in cash and $783,000 in cash equivalents, approximately $1.0 million and $100,000, respectively, was held by MVC Cayman.

Restricted Cash and Cash Equivalents

Cash and cash equivalent accounts that are not available to the Company for day—to-day use and are legally restricted are classified as restricted cash and cash equivalents.  Restricted cash and cash equivalents are carried at cost, which approximates fair value.  As of October 31, 2018, there was a $300,000 letter of credit for RuMe provided by a third party financial institution that MVC collateralized with cash, that was classified as restricted cash on the Company’s Consolidated Balance Sheets and was not a commitment as of October 31, 2019.  Also, as of October 31, 2018 and October 31, 2019, the Company had restricted cash or cash equivalents of $5.0 million related to the compensating balance requirement for Credit Facility III and Credit Facility IV, respectively.

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

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the fiscal year ended October 31, 2019, the Company did not incur any interest or penalties.  Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS.  The fiscal years 2015, 2016, 2017 and 2018 for the Company and MVCFS remain subject to examination by federal, state and local tax authorities.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.

Consolidated Balance Sheets

	October 31,	October 31,
	2019	2018
ASSETS

Assets
Cash	$1,321,648	$9,803,800
Restricted cash (cost $0 and $5,300,629)	—	5,300,629
Restricted cash equivalents (cost $5,009,091 and $0)	5,009,091	—
Cash equivalents (cost $5,368,190 and $783,271)	5,368,190	783,271
Investments at fair value
Non-control/Non-affiliated investments (cost $246,228,806 and $203,068,014)	229,322,498	188,919,833
Affiliate investments (cost $81,465,911 and $116,062,640)	61,851,896	70,489,501
Control investments (cost $87,972,462 and $90,501,322)	49,070,701	65,097,978
Total investments at fair value (cost $415,667,180 and $409,631,976)	340,245,095	324,507,312
Escrow receivables, net of reserves	1,135,000	969,000
Dividends and interest receivables, net of reserves	4,273,018	2,913,910
Deferred financing fees	614,586	87,850
Fee and other receivables, net of reserves	4,013,714	2,382,463
Prepaid expenses	182,298	330,071

Total assets	$362,162,640	$347,078,306

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Senior notes II	$112,703,490	$111,958,650
Revolving credit facility IV	15,100,000	—
Incentive compensation payable	1,527,849	2,502,961
Provision for incentive compensation (Note 5)	—	—
Professional fees payable	241,518	166,522
Management fee payable	1,038,431	934,813
Accrued expenses and liabilities	770,205	220,447
Interest payable	670,163	656,847
Management fee payable - Asset Management	395,435	107,079
Consulting fees payable	360,452	154,443
Portfolio fees payable - Asset Management	668,849	664,462
Guarantees/Letters of Credit	726,649	2,866,516
Payable for shares repurchased	—	62,898
Transaction fees payable	—	57,166
Taxes payable	915	2,056

Total liabilities	134,203,956	120,354,860

Commitments and Contingencies (Note 10)

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 28,304,448 shares issued and 17,725,118 and 18,192,804 shares outstanding as of October 31, 2019 and October 31, 2018, respectively	283,044	283,044
Additional paid-in-capital	406,258,172	408,583,787
Accumulated earnings	154,300,888	135,596,655
Dividends paid to stockholders	(179,627,587)	(168,616,544)
Accumulated net realized gain	26,873,788	38,778,647
Net unrealized depreciation	(73,616,752)	(85,459,198)
Treasury stock, at cost, 10,579,330 and 10,111,644 shares held, respectively	(106,512,869)	(102,442,945)

Total shareholders’ equity	227,958,684	226,723,446

Total liabilities and shareholders’ equity	$362,162,640	$347,078,306

Net asset value per share	$12.86	$12.46

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

October 31, 2019

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value

Non-control/Non-affiliated investments- 100.60% (a, c, f, g)
Apex Industrial Technologies, LLC	Supply Chain Equipment Manufacturer	First Lien Loan 12.0000% Cash, 12/31/2019 (k, n)	$15,000,000	$14,899,274	$15,000,000
Array Information Technology, Inc.	Information Technology Products and Services	Second Lien Loan 12.0000% Cash, 4.0000% PIK, 10/03/2023 (b, k, n, p)	6,259,648	6,175,991	6,322,216
		Warrants (d, n)	1	—	—
				6,175,991	6,322,216
Black Diamond Equipment Rentals, LLC	Equipment Rental	Second Lien Loan 12.5000% Cash, 06/27/2022 (k, n)	7,500,000	7,174,926	7,575,000
		Warrants (d, n)	1	400,847	960,000
				7,575,773	8,535,000
Custom Alloy Corporation	Manufacturer of Pipe Fittings and Forgings	Second Lien Loan 12.0000% Cash, 3.0000% PIK, 04/30/2022 (b, k, n)	32,471,814	32,471,814	32,061,135
		Second Lien Loan 12.0000% Cash, 3.0000% PIK, 04/30/2022 (b, k, n)	6,128,186	6,128,186	6,050,681
		Revolver 12.0000% Cash, 3.0000% PIK, 04/30/2020 (b, k, n)	2,050,000	2,050,000	2,050,000
				40,650,000	40,161,816
Dukane IAS,LLC	Welding Equipment Manufacturer	Second Lien Note 10.5000% Cash, 2.5000% PIK, 11/17/2020 (b, k, n)	4,489,182	4,458,353	4,534,074
Essner Manufacturing, LP	Defense/Aerospace Parts Manufacturing	First Lien Loan 11.5000% Cash, 12/20/2022 (k, n, o)	3,588,606	3,543,739	3,588,606
FOLIOfn, Inc.	Technology Investment - Financial Services	Preferred Stock (5,802,259 shares) (d, i, n)		15,000,000	6,352,000
Global Prairie PBC, Inc.	Marketing	Second Lien Loan 10.0000% Cash, 4.0000% PIK, 04/16/2025 (b, k, n)	3,000,000	2,940,448	3,000,000
GTM Intermediate Holdings, Inc.	Medical Equipment/Manufacturer	Second Lien Loan 11.0000% Cash, 1.0000% PIK, 12/7/2024 (b ,k, n)	5,064,069	4,973,443	5,064,069
		Common Stock (2 shares) (d, n, t)		766,122	766,122
				5,739,565	5,830,191
Highpoint Global LLC	Government Services	Second Lien Note 12.0000% Cash, 2.0000% PIK, 09/30/2022 (b, k, n)	5,201,232	5,142,323	5,201,232
HTI Technologies and Industries, Inc.	Electronic Component Manufacturing	Second Lien Note 12.0000% Cash, 3.7500% PIK, 9/15/2024 (b, k, n)	11,419,845	11,400,660	11,419,845
Initials, Inc.	Consumer Products	Senior Subordinated Debt 8.0000% Cash, 7.0000% PIK, 06/23/2020 (b, h, k, n)	5,642,913	5,642,913	1,272,188
International Precision Components Corporation	Plastic Injection Molding	Second Lien Loan 12.0000% Cash, 3.5000% PIK, 10/3/2024 (b, k, n, u)	8,000,000	7,854,192	8,000,000
Jedson Engineering, Inc.	Engineering and Construction Management	First Lien Loan 12.0000% Cash, 3.0000% PIK, 06/21/2024 (b, k, n)	6,041,262	5,928,722	6,041,262
Legal Solutions Holdings, Inc.	Business Services	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK, 03/18/2020 (b, k, n)	12,182,950	12,182,950	12,182,950
Morey’s Seafood International, LLC	Food Services	Second Lien Loan 10.0000% Cash, 3.0000% PIK, 08/12/2022 (b, k, n, q)	16,485,324	16,485,324	16,485,324
Powers Equipment Acquisition Company, LLC	Equipment Manufacturer	First Lien Note 13.5000% Cash, 04/30/2024 (k, n, v)	6,500,000	6,383,100	6,500,000
SMA Holdings, Inc.	Consulting	First Lien Loan 11.0000% Cash, 06/26/2024 (k, n)	7,000,000	6,426,640	6,530,794
		Warrants (d, n)	2	504,555	504,555
				6,931,195	7,035,349
Trientis GmbH	Environmental Services	First Lien Note 5.0000% PIK, 10/26/2024 (b, e, h, m, n, r)	1,248,632	1,248,632	176,906
		Warrants (d, e, r, n)	1	67,715	—
				1,316,347	176,906
Tuf-Tug Inc.	Safety Equipment Manufacturer	Second Lien Loan 11.0000% Cash, 2.0000% PIK, 02/24/2024 (b, k, n)	4,985,284	4,947,047	5,035,136
		Common Stock (24.6 shares) (d, n, s)		750,000	778,210
				5,697,047	5,813,346
Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 10.0000% Cash, 08/07/2020 (k, n)	7,717,056	7,717,056	7,563,104
		Third Lien Loan 10.0000% Cash, 08/07/2020 (k, n)	1,050,000	1,050,000	1,032,473
				8,767,056	8,595,577
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan, 9.5000% Cash, 07/05/2025 (l, n)	37,527,881	37,527,881	36,974,616
U.S. Spray Drying Holding Company	Specialty Chemicals	Class B Common Stock (784 shares) (d, n)		5,488,000	1,800,000
		Secured Loan 12.0000% Cash, 04/30/2021 (k, n)	1,500,000	1,500,000	1,500,000
		Senior Secured Loan 12.0000% Cash, 04/30/2021 (k, n)	1,500,000	1,500,000	1,500,000
				8,488,000	4,800,000
United States Technologies, Inc.	Electronics Manufacturing and Repair	Senior Lien Loan 10.5000% Cash, 07/17/2020 (k, n)	5,500,000	5,497,954	5,500,000

Sub Total Non-control/Non-affiliated investments				$246,228,807	$229,322,498

Affiliate investments - 27.13% (a, c, f, g)
Advantage Insurance, Inc.	Insurance	Preferred Stock (750,000 shares) (d, e, n)		7,500,000	7,513,627
Equus Total Return, Inc.	Registered Investment Company	Common Stock (3,228,024 shares) (d, k)		7,524,035	4,874,316
JSC Tekers Holdings	Real Estate Management	Common Stock (3,201 shares) (d, e, n)		4,500	—
		Preferred Stock (9,159,085 shares) (d, e, n)		11,810,188	4,910,000
				11,814,688	4,910,000
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d, e, n)		51,204,270	33,607,000
		Bridge Loan 5.0000% PIK, 12/31/2019 (b, e, k, n)	4,937,218	4,937,218	4,937,218
		Senior Subordinated Loan 3.1000% PIK, 05/31/2020 (b, e, k, n)	6,009,735	6,009,735	6,009,735
				62,151,223	44,553,953

Sub Total Affiliate investments				$88,989,946	$61,851,896

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments - (Continued)

October 31, 2019

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value
Control investments - 21.53% (c, f, g)
MVC Automotive Group GmbH	Automotive Dealerships	Common Equity Interest (a, d, e, n)		$52,185,015	$20,602,000
		Bridge Loan 6.0000% Cash, 12/31/2020 (a, e, k, n)	$7,149,166	7,149,166	7,149,166
				59,334,181	27,751,166
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (a, d, j, k, n)		9,034,881	12,252,382
		General Partnership Interest (a, d, j, k, n)		230,481	312,561
				9,265,362	12,564,943
RuMe Inc.	Consumer Products	Common Stock (5,297,548 shares) (a, d, n)		924,475	—
		Series C Preferred Stock (23,896,634 shares) (a, d, n)		3,410,694	1,462,857
		Series B-1 Preferred Stock (4,999,076 shares) (a, d, n)		999,815	—
		Subordinated Debt 10.0000% PIK, 3/31/2020 (a, b, k, n)	3,610,446	3,610,446	3,610,446
		Revolver 10.0000% PIK, 3/31/2021 (a, b, k, n)	2,075,613	2,075,613	2,075,613
		Revolver 10.0000% PIK, 2/28/2020 (a, b, k, n)	403,507	233,297	233,297
		Warrants (a, d, n)	3	594,544	1,372,379
				11,848,884	8,754,592

Sub Total Control investments				$80,448,427	$49,070,701

TOTAL PORTFOLIO INVESTMENTS - 149.26% (f)				$415,667,180	$340,245,095

Cash equivalents and restricted cash equivalents - 4.55% (f, g)
Fidelity Institutional Government Money Market Fund	Money Market Fund	Beneficial Shares (10,278,123 shares)		$10,278,123	$10,278,123
Morgan Stanley Institutional Liquidity Government Portfolio	Money Market Fund	Beneficial Shares (99,158 shares)		99,158	99,158
Total Cash equivalents				10,377,281	10,377,281

TOTAL INVESTMENT ASSETS - 153.81%				$426,044,461	$350,622,376

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

(d) Non-income producing assets.

(e) The principal operations of these portfolio companies are located in Europe and Puerto Rico which represents approximately 23% of the total assets.  The remaining portfolio companies are located in United States which represents approximately 71% of the total assets.

(f) Percentages are based on net assets of $227,958,684 as of October 31, 2019.

(g) See Note 3 for further information regarding “Investment Classification.”

(h) All or a portion of the accrued interest on these securities have been reserved for.

(i) Legacy Investments.

(j) MVC Private Equity Fund, LP is a private equity fund focused on control equity investments in the lower middle market.  The fund currently holds two investments, one located in the United States and one in Gibraltar, the investments are in the energy services and industrial sectors. The Company owns 18.9% of the fund through its limited partnership interest and owns .5% of the fund through its general partnership interest.  The Company’s proportional share of Gibdock Limited equity interest and loan, Advanced Oil Field Services, LLC common stock, preferred stock, and loan is $5,230,958 and $3,433,612, respectively.  The Company’s partnership interests in the MVC Private Equity Fund, LP are not redeemable.

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

(i) Legacy Investments.

(j) MVC Private Equity Fund, LP is a private equity fund focused on control equity investments in the lower middle market.  The fund currently holds four investments, three located in the United States and one in Gibraltar, the investments are in the energy, services, contract manufacturing, and industrial sectors. The Company owns 18.9% of the fund through its limited partnership interest and owns .5% of the fund through its general partnership interest.  The Company’s proportional share of Plymouth Rock Energy membership interest, the Gibdock Limited equity interest and loan, Advanced Oil Field Services, LLC common stock, preferred stock, and loan and Focus Pointe preferred stock is $7,768,116, $4,577,362, $4,256,956 and $2,991,585, respectively.  The Company’s partnership interests in the MVC Private Equity Fund, LP are not redeemable.

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

(s) Shares of Tuf-Tug, Inc. are held via Alitus T-T, LP.

PIK - Payment-in-kind

- Denotes zero cost or fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

	For the Year Ended	For the Year Ended	For the Year Ended
	October 31, 2019	October 31, 2018	October 31, 2017
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$395,543	$—	$39,019
Affiliate investments (net of foreign taxes withheld of $154,269, $258,740 and $59,385, respectively) *	698,107	1,867,283	603,800
Control investments	542,693	—	—

Total dividend income	1,636,343	1,867,283	642,819

Payment-in-kind dividend income
Non-control/Non-affiliated investments	1,196,260	—	—

Total payment-in-kind dividend income	1,196,260	—	—

Interest income
Non-control/Non-affiliated investments	20,857,772	15,432,262	12,845,063
Affiliate investments	—	—	1,202,458
Control investments	434,908	380,999	353,887

Total interest income	21,292,680	15,813,261	14,401,408

Payment-in-kind/Deferred interest income
Non-control/Non-affiliated investments	4,243,653	2,865,418	1,343,365
Affiliate investments	709,706	499,488	681,067
Control investments	526,242	216,914	145,137

Total payment-in-kind/Deferred interest income	5,479,601	3,581,820	2,169,569

Fee income
Non-control/Non-affiliated investments	102,397	280,273	438,170
Affiliate investments	—	—	1,192,485
Control investments	—	—	52,420

Total fee income	102,397	280,273	1,683,075

Fee income - Asset Management [1]
Portfolio fees	457,809	705,320	811,441
Management fees	384,474	378,256	326,403

Total fee income - Asset Management	842,283	1,083,576	1,137,844

Other income	—	—	10,000

Total operating income	30,549,564	22,626,213	20,044,715

Operating Expenses:
Interest and other borrowing costs [2]	9,654,582	10,739,651	10,287,810
Management fee	6,407,681	5,889,766	6,238,409
Audit & tax preparation fees	1,147,980	774,000	818,000
Consulting fees	1,093,324	891,667	1,089,755
Legal fees	571,050	786,531	638,536
Settlement expenses	543,023	—	—
Other expenses *	437,587	468,157	693,286
Directors’ fees	381,448	328,100	423,514
Portfolio fees - Asset Management [1]	343,357	528,990	608,580
Management fee - Asset Management [1]	288,356	283,692	244,802
Insurance	275,850	268,961	275,188
Administration	165,000	171,534	201,236
Public relations fees	128,649	134,785	184,000
Printing and postage	82,300	60,785	50,320
Loss on extinguishment of debt	—	1,782,705	—
Net Incentive compensation (Note 5)	—	(2,060,992)	5,597,783

Total operating expenses	21,520,187	21,048,332	27,351,219

Less: Voluntary expense waiver by Adviser [3]	(150,000)	(150,000)	(150,000)
Less: Voluntary management fee waiver by Adviser [4]	(2,402,880)	(2,032,286)	(1,559,602)

Total waivers	(2,552,880)	(2,182,286)	(1,709,602)

Net operating income (loss) before taxes	11,582,257	3,760,167	(5,596,902)

Tax Expenses:
Current tax expense	1,929	1,922	1,920

Total tax expense	1,929	1,922	1,920

Net operating income (loss)	11,580,328	3,758,245	(5,598,822)

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized gain (loss) on investments
U.S. Treasury obligations	104,858	(95,355)	229,812
Non-control/Non-affiliated investments	4,776,318	(2,901,617)	(9,615,451)
Affiliate investments	(16,699,535)	3,214,526	89,179,047
Control investments	4,697,895	—	10,097,674
Foreign currency	13,895	(15,035)	4,549

Total net realized gain (loss) on investments	(7,106,569)	202,519	89,895,631

Net unrealized appreciation (depreciation) on investments	11,842,446	(14,493,934)	(56,972,810)

Net realized and unrealized gain (loss) on investments	4,735,877	(14,291,415)	32,922,821

Net increase (decrease) in net assets resulting from operations	$16,316,205	$(10,533,170)	$27,323,999

Net increase (decrease) in net assets per share resulting from operations	$0.92	$(0.55)	$1.22

Dividends declared per share [5]	$0.620	$0.600	$0.555

Weighted average number of shares outstanding	17,788,697	19,127,636	22,271,902

1 These items are related to the management of the MVC Private Equity Fund, L.P. (“PE Fund”). Please see Note 4 “Management” for more information.

2 Interest and other borrowing costs includes $348,990 and $869,959 of interest associated with installment sale treatment on the USG&E note for the 2019 and 2018 fiscal years.  Please see Note 12 “Tax Matters” for more information.

3 Reflects the TTG Advisers’ voluntary waiver of $150,000 of expenses for the 2019, 2018 and 2017 fiscal years, that the Company would otherwise be obligated to reimburse TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”). Please see Note 4 “Management” for more information.

4 Reflects the TTG Advisers’ voluntary waiver of the management fee for the 2019, 2018 and 2017. Please see Note 4 “Management” for more information.

5 Please see Note 6 “Dividends and Distributions to Shareholders” for more information.

* Amounts from prior year have been reclassified to conform to current year presentation.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended	For the Year Ended
	October 31, 2019	October 31, 2018	October 31, 2017
Cash flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$16,316,205	$(10,533,170)	$27,323,999
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	7,106,569	(202,519)	(89,895,631)
Net change in unrealized depreciation (appreciation)	(11,842,446)	14,493,934	56,972,810
Amortization of discounts and fees	(504,888)	(349,851)	(666,172)
Increase in accrued payment-in-kind dividends and interest	(5,891,113)	(3,172,533)	(1,875,578)
Amortization of deferred financing fees	1,252,800	1,294,129	1,179,682
Loss on extinguishment of debt	—	1,782,705	—
Changes in operating assets and liabilities:
Dividends, interest and fees receivable	(1,359,108)	—	—
Fee and other receivables[1]	(81,251)	(1,107,575)	1,789,022
Escrow receivables, net of reserves	(166,000)	(898,670)	614,832
Receivable for Investment Sold	—	(969,000)	9,151,805
Prepaid expenses	147,773	(11,224)	(126,135)
Incentive compensation (Note 5)	(975,112)	(3,945,297)	4,501,703
Other liabilities	1,119,235	(1,267,942)	716,659
Purchases of equity investments	(5,526,491)	(1,218,562)	(1,187,101)
Purchases of debt instruments	(41,936,899)	(61,784,048)	(11,462,419)
Purchases of short-term investments	(49,991,103)	(24,996,182)	(49,954,511)
Proceeds from equity investments	31,834,106	6,723,191	66,702,991
Proceeds from debt instruments	7,248,981	15,873,051	49,309,147
Sales/maturities of short-term investments	50,094,859	24,901,266	85,183,355
		—	—
Net cash (used in) provided by operating activities	(3,153,883)	(45,388,297)	148,278,458

Cash flows from Financing Activities:
Borrowings from senior notes	—	115,000,000	—
Repayments from senior notes	—	(114,408,750)	—
Borrowings from revolving credit facility II	50,000,000	—	50,000,000
Repayments from revolving credit facility II	(50,000,000)	—	(85,000,000)
Borrowings from revolving credit facility IV	33,100,000	—	—
Repayments from revolving credit facility IV	(18,000,000)	—	—
Repurchase of common stock	(4,069,924)	(31,030,513)	(15,090,244)
Financing fees paid	(1,053,921)	(3,757,369)	(225,868)
Distributions paid to shareholders	(10,636,225)	(10,860,702)	(12,019,345)
Repurchases of common stock under dividend reinvestment plan	(374,818)	(341,237)	(283,120)

Net cash used in financing activities	(1,034,888)	(45,398,571)	(62,618,577)

Net change in cash, cash equivalents, and restricted cash for the year	(4,188,771)	(90,786,868)	85,659,881

Cash, cash equivalents, and restricted cash, beginning of year	$15,887,700	$106,674,568	$21,014,687

Cash, cash equivalents, restricted cash and restricted cash equivalents, end of year	$11,698,929	$15,887,700	$106,674,568

During the year ended October 31, 2019, 2018 and 2017 MVC Capital, Inc. paid $9,654,582, $8,685,657 and $8,391,138 in interest expense, respectively.

During the year ended October 31, 2019, 2018 and 2017 MVC Capital, Inc. paid $1,929, $1,920 and $1,278 in income taxes, respectively.

Non-cash activity:

During the year ended October 31, 2019, 2018 and 2017, MVC Capital, Inc. recorded payment in kind dividend and interest of $5,891,113, $3,172,533 and $1,875,578, respectively. This amount was added to the principal balance of the investments and recorded as dividend/interest income.

During the year ended October 31, 2019, 2018 and 2017, the Plan Agent purchased 41,085, 34,698 and 29,335 shares of common stock in the open market in order to satisfy the reinvestment portion of our dividends.

During the year ended October 31, 2018, all assets and liabilities of SGDA Europe were transferred to a new Austrian holding company, Trientis GmbH, to achieve operating efficiencies.

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

On August 12, 2019, the Company converted the MVC Environmental loan, unpaid expenses and accrued interest was converted to additional cost basis in the common stock of MVC Environmental, resulting in a realized gain of approximately $1.4 million.

1During the fiscal year ended October 31, 2019, the Company recorded a receivable of approximately $1.6 million associated with an expected settlement related to a former portfolio company, G3K Display, Inc.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Changes in Net Assets

					Accumulated	Net Unrealized
	Common	Additional	Accumulated	Dividends Paid	Net Realized	Appreciation	Treasury	Total Net
For the Year Ended October 31, 2017	Stock	Paid-In-Capital	Earnings	to Stockholders	Gain (Loss)	(Depreciation)	Stock	Asset Value

Balances at October 31, 2016	$283,044	$418,298,709	$128,135,727	$(145,112,140)	$(51,542,156)	$(13,992,454)	$(56,512,952)	$279,557,778

Net increase (decrease) resulting from operations	—	—	(5,598,822)	—	89,895,631	(56,972,810)	—	27,323,999
Distributions from Income	—	—	—	—	—	—	—	—
Distributions from return of capital	—	—	—	(12,302,465)	—	—	—	(12,302,465)
Issuance of common stock under dividend reinvestment plan	283,120	—	—	—	—	—	—	283,120
Repurchase of common stock under dividend reinvestment plan	(283,120)	—	—	—	—	—	—	(283,120)
Repurchase expenses	—	(90,251)	—	—	—	—	—	(90,251)
Repurchase of common stock	—	—	—	—	—	—	(14,999,993)	(14,999,993)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(81,332)	—	81,332	—	—	—
Balances at October 31, 2017	$283,044	$418,208,458	$122,455,573	$(157,414,605)	$38,434,807	$(70,965,264)	$(71,512,945)	$279,489,068

For the Year Ended October 31, 2018

Balances at October 31, 2017	$283,044	$418,208,458	$122,455,573	$(157,414,605)	$38,434,807	$(70,965,264)	$(71,512,945)	$279,489,068

Net increase (decrease) resulting from operations	—	—	3,758,245	—	202,519	(14,493,934)	—	(10,533,170)
Distributions from Income	—	—	—	—	—	—	—	—
Distributions from return of capital	—	—	—	(11,201,939)	—	—	—	(11,201,939)
Issuance of common stock under dividend reinvestment plan	341,237	—	—	—	—	—	—	341,237
Repurchase of common stock under dividend reinvestment plan	(341,237)	—	—	—	—	—	—	(341,237)
Repurchase expenses	—	(100,513)	—	—	—	—	—	(100,513)
Repurchase of common stock	—	—	—	—	—	—	(30,930,000)	(30,930,000)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	(9,524,158)	9,382,837	—	141,321	—	—	—
Balances at October 31, 2018	$283,044	$408,583,787	$135,596,655	$(168,616,544)	$38,778,647	$(85,459,198)	$(102,442,945)	$226,723,446

For the Year Ended October 31, 2019

Balances at October 31, 2018	$283,044	$408,583,787	$135,596,655	$(168,616,544)	$38,778,647	$(85,459,198)	$(102,442,945)	$226,723,446

Net increase (decrease) resulting from operations	—	—	11,580,328	—	(7,106,569)	11,842,446	—	16,316,205
Distributions from Income	—	—	—	(11,011,043)	—	—	—	(11,011,043)
Issuance of common stock under dividend reinvestment plan	374,818	—	—	—	—	—	—	374,818
Repurchase of common stock under dividend reinvestment plan	(374,818)	—	—	—	—	—	—	(374,818)
Repurchase of common stock	—	—	—	—	—	—	(4,069,924)	(4,069,924)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	(2,325,615)	7,123,905	—	(4,798,290)	—	—	—
Balances at October 31, 2019	$283,044	$406,258,172	$154,300,888	$(179,627,587)	$26,873,788	$(73,616,752)	$(106,512,869)	$227,958,684

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

	For the	For the	For the	For the	For the
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	October 31, 2019	October 31, 2018	October 31, 2017	October 31, 2016	October 31, 2015

Net asset value, beginning of year	$12.46	$13.24	$12.39	$12.95	$15.15

Income from operations:
Net operating income (loss)	0.65	0.20	(0.25)	0.85	0.41
Net realized and unrealized gain (loss) on investments	0.27	(0.75)	1.47	(0.73)	(2.07)

Total gain (loss) from investment operations	0.92	(0.55)	1.22	0.12	(1.66)

Less distributions from:
Income	(0.62)	(0.02)	(0.44)	(0.71)	(0.41)
Realized gain	—	(0.13)	—	—	(0.13)
Return of capital	—	(0.45)	(0.12)	—	—

Total distributions	(0.62)	(0.60)	(0.56)	(0.71)	(0.54)

Capital share transactions
Anti-dilutive effect of share repurchase program	0.10	0.37	0.19	0.03	—

Total capital share transactions	0.10	0.37	0.19	0.03	—

Net asset value, end of year	$12.86	$12.46	$13.24	$12.39	$12.95

Market value, end of year	$8.77	$9.05	$10.70	$8.69	$8.32

Market discount	(31.80)%	(27.37)%	(19.18)%	(29.86)%	(35.75)%

Total Return - At NAV (a)	8.33%	(1.46)%	11.54%	1.26%	(11.08)%

Total Return - At Market (a)	3.64%	(10.06)%	30.39%	14.32%	(21.85)%

Ratios and Supplemental Data:

Portfolio turnover ratio	11.48%	7.21%	4.26%	13.74%	15.19%

Net assets, end of year (in thousands)	$227,959	$226,723	$279,489	$279,558	$294,076

Ratios to average net assets:
Expenses including tax expense	8.39%	7.59%	9.01%	6.35%	4.54%
Expenses excluding tax expense	8.39%	7.59%	9.01%	6.35%	4.54%

Net operating income (loss) before tax expense	5.13%	1.51%	(1.97)%	6.81%	2.93%
Net operating income (loss) after tax expense	5.13%	1.51%	(1.97)%	6.81%	2.93%

Ratios to average net assets excluding waivers:
Expenses including tax expense	9.52%	8.47%	9.61%	7.43%	4.59%
Expenses excluding tax expense	9.52%	8.47%	9.61%	7.43%	4.59%

Net operating income (loss) before tax expense	4.00%	0.63%	(2.57)%	5.74%	2.89%
Net operating income (loss) after tax expense	4.00%	0.63%	(2.57)%	5.74%	2.89%

(a) Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the year.

(b) Supplemental Ratio information

Ratios to average net assets: (b)
Expenses excluding incentive compensation	8.39%	8.42%	7.04%	7.07%	7.62%
Expenses excluding incentive compensation, interest and other borrowing costs	4.12%	4.10%	3.43%	3.47%	4.39%

Net operating income (loss) before incentive compensation	5.13%	0.68%	0.00%	6.09%	(0.15)%
Net operating income before incentive compensation, interest and other borrowing costs	9.40%	5.00%	3.61%	9.69%	3.08%

Ratios to average net assets excluding waivers: (b)
Expenses excluding incentive compensation	9.52%	9.30%	7.64%	8.15%	7.67%
Expenses excluding incentive compensation, interest and other borrowing costs	5.25%	4.98%	4.03%	4.55%	4.44%

Net operating income (loss) before incentive compensation	4.00%	(0.20)%	(0.60)%	5.02%	(0.19)%
Net operating income before incentive compensation, interest and other borrowing costs	8.27%	4.12%	3.01%	8.62%	3.04%

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Notes to Consolidated Financial Statements

October 31, 2019

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

On December 11, 2008, our Board of Directors, including all of the directors who are not “interested persons,” as defined under the 1940 Act, of the Company (the “Independent Directors”), at an in-person meeting approved an amended and restated investment advisory and management agreement (also, the “Advisory Agreement”), which was approved by stockholders of the Company on April 14, 2009. The renewal of the Advisory Agreement was last approved by the Independent Directors at their in-person meeting held on October 31, 2019.

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

On October 14, 2011, the Company formed a wholly-owned subsidiary, MVC Cayman, an exempted company incorporated in the Cayman Islands, to hold certain of its investments and to make certain future investments.  The results of MVCFS and MVC Cayman are consolidated into the Company and all inter-company accounts have been eliminated in consolidation.  Of the $11.7 million in cash and cash equivalents on the Company’s Consolidated Balance Sheets as of October 31, 2019, approximately $1.1 million was held by MVC Cayman.

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The amendments require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  In addition, ASU 2016-13 requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses.  The amendments in ASU 2016-13 broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The new standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019.  The Company does not expect the adoption of ASU 2016-13 to have a material impact on our financial statements.

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

At October 31, 2019 and October 31, 2018, approximately 92.6% and 86.5%, respectively, of total assets represented investments in portfolio companies recorded at fair value (“Fair Value Investments”).

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

Cash and Cash Equivalents - For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all money market and all highly liquid temporary cash investments purchased with an original maturity of less than three months to be cash equivalents. The Company places its cash and cash equivalents with financial institutions and cash held in bank accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit.  As of October 31, 2019, the Company had approximately $5.4 million in cash equivalents, approximately $5.0 million in restricted cash equivalents and approximately $1.3 million in cash totaling approximately $11.7 million.  Of the $1.3 million in cash and the $5.4 million in cash equivalents, approximately $1.0 million and $99,000, respectively, was held by MVC Cayman.  As of October 31, 2018, the Company had approximately $783,000 in cash equivalents, approximately $5.3 million in restricted cash and approximately $9.8 million in cash totaling approximately $15.9 million.  Of the $9.8 million in cash and $783,000 in cash equivalents, approximately $1.0 million and $100,000, respectively, was held by MVC Cayman.

Restricted Cash and Cash Equivalents - Cash and cash equivalent accounts that are not available to the Company for day—to-day use and are legally restricted are classified as restricted cash and cash equivalents.  Restricted cash and cash equivalents are carried at cost, which approximates fair value.  As of October 31, 2018, there was a $300,000 letter of credit for RuMe provided by a third party financial institution that MVC collateralized with cash, that was classified as restricted cash on the Company’s Consolidated Balance Sheets and was not a commitment as of October 31, 2019.  Also, as of October 31, 2018 and October 31, 2019, the Company had restricted cash or cash equivalents of $5.0 million related to the compensating balance requirement for Credit Facility III and Credit Facility IV (defined below), respectively.

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

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. There were no uncertain tax positions as of October 31, 2019 that needed to be recorded or disclosed on the financial statements.  The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the fiscal year ended October 31, 2019, the Company did not incur any interest or penalties.  Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS.  The fiscal years 2015, 2016, 2017 and 2018 for the Company and MVCFS remain subject to examination by the federal, state and local tax authorities.

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

Our Board of Directors, including all of the Independent Directors, last approved a renewal of the Advisory Agreement at their in-person meeting held on October 31, 2019.

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

On various dates, TTG Advisers and the Company entered into annual agreements to extend the expense cap of 3.5% to the 2011, 2012, 2013 and 2014 fiscal years (“Expense Limitation Agreement”).  The Company and the Adviser agreed to continue the expense cap into fiscal year 2015 and fiscal year 2016, though they lowered the expense cap to 3.25% and modified the methodology so that the cap is applied to limit the Company’s ratio of expenses to total assets less cash (the “Modified Methodology”), consistent with the asset level used to calculate the base management fee. (The expenses covered by the cap remain unchanged.)  On October 28, 2016, the Board of Directors, including all of the Independent Directors, approved the renewal of the Advisory Agreement for the 2017 fiscal year. Further, the Adviser agreed to continue to waive a portion of the base management fee so that it is reduced to 1.50% for fiscal year 2017. In March 2016, the Adviser agreed to modify its prior agreement to waive, effective November 1, 2015, the first $1.0 million of capital gains incentive fee due under the Advisory Agreement, such that the $1.0 million waiver of incentive fee would be applied to any incentive fee due under the agreement, whether it is a capital gains incentive fee or net operating income incentive fee.  Furthermore, the Company and the Adviser, similar to fiscal year 2016, agreed on an expense cap for fiscal years 2017 through 2019 of 3.25% under the Modified Methodology.  The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2010 through 2019, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement for its allocable portion of the compensation payable to certain officers of the Company, which may not exceed $200,000 per year in the aggregate (the “Voluntary Waiver”).  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  As of October 31, 2019, the Company did not have an investment in an exchange traded fund.  In addition, the Adviser has agreed, effective November 1, 2017, to a revised management fee structure that ties management fees to the NAV discount5 as follows: (A) If the Company’s NAV discount is greater than 20%, the management fee for the current quarter is reduced to 1.25%; (B) If the NAV discount is between 10% and 20%, the management fee will be 1.50%; and (C) If the NAV discount is less than 10% or eliminated, the 1.50% management fee would be re-examined, but in no event would it exceed 1.75%.  For the quarter ended October 31, 2019, the effective management fee was 1.25%.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund.  The PE Fund has closed on approximately $104 million of capital commitments.  The Company’s Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company’s ability to make additional investments that represent more than 5% of its total assets or more than 10% of the outstanding voting securities of the issuer (“Non-Diversified Investments”) through the PE Fund. As previously disclosed, the Company may be restricted in its ability to make Non-Diversified Investments.  For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25% of all management fees and other fees paid by the PE Fund and its portfolio companies and up to 30% of the carried interest generated by the PE Fund.  Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund.  In exchange for providing those services, and pursuant to the Board of Directors’ authorization and direction, TTG Advisers is entitled to receive the balance of the fees generated by the PE Fund and its portfolio companies and a portion of any carried interest generated by the PE Fund.  Given this separate arrangement with the GP and the PE Fund (the “PM Agreement”), under the terms of the Company’s Advisory Agreement with TTG Advisers, TTG Advisers is not entitled to receive from the Company a management fee or an incentive fee on assets of the Company that are invested in the PE Fund. However, the Company’s limited partnership interest and GP interest in the PE Fund are subject to the PE Fund’s annual management fee, a portion of which, as described above, is retained by the Company and not paid out to TTG Advisers as portfolio

5  The NAV discount referred to herein is the average daily discount to NAV for a quarter.  The discount is determined using the most recently determined NAV per share, which is typically the prior quarter end’s NAV per share and the Company stock closing price on any given day for the quarter.

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

5.                                      Incentive Compensation

Effective November 1, 2006, Mr. Tokarz’s employment agreement with the Company terminated and the obligations under Mr. Tokarz’s agreement were superseded by those under the Advisory Agreement entered into with TTG Advisers.  Pursuant to the Advisory Agreement, the Company pays an incentive fee to TTG Advisers which is generally: (i) 20% of pre-incentive fee net operating income and (ii) 20% of cumulative aggregate net realized capital gains less aggregate unrealized depreciation (on our portfolio securities acquired after November 1, 2003).  TTG Advisers is entitled to an incentive fee with respect to our pre-incentive fee net operating income in each fiscal quarter as follows:  no incentive fee in any fiscal quarter in which our pre-incentive fee net operating income does not exceed the lower hurdle rate of 1.75% of net assets (the “Lower Hurdle Amount”), 100% of our pre-incentive fee net operating income with respect to that portion of such pre-incentive fee net operating income, if any, that exceeds the Lower Hurdle Amount but is less than 2.1875% of net assets in any fiscal quarter (the “Higher Hurdle Amount”) and 20% of the amount of our pre-incentive fee net operating income, if any, that exceeds 2.1875% of net assets in any fiscal quarter.  Under the Advisory Agreement, the accrual of the provision for incentive compensation for net realized capital gains is consistent with the accrual that was required under the employment agreement with Mr. Tokarz.

At October 31, 2016, the provision for estimated incentive compensation was approximately $1.9 million.  During the fiscal year ended October 31, 2017, this provision for incentive compensation was increased by a net amount of approximately $4.5 million to approximately $6.4 million, including both the pre-incentive fee net operating income and the capitals gains incentive fee.  The net increase in the provision for incentive compensation during the fiscal year ended October 31, 2017, primarily reflects the realized gain from the sale of U.S. Gas above the October 31, 2016 fair value which was partially offset by the realized loss on the sale of SGDA Europe and also reflects the Valuation Committee’s determination to increase the fair values of twelve of the Company’s portfolio investments (Advantage, Centile, Custom Alloy, Dukane, JSC Tekers, Legal Solutions, Morey’s, MVC Automotive, Pride, Quantum, U.S. Tech and Equus) by a total of approximately $14.1 million. The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of eleven of the Company’s portfolio investments (BAC,

HTI, Initials, MVC Environmental, RuMe, Turf, SCSD, Vestal, Security Holdings, SGDA Europe and Crius) by a total of approximately $14.5 million.  During the fiscal year ended October 31, 2017, the Company paid the Adviser the previously accrued $1.1 million incentive fee payment related to the net operating income for the quarter ended April 30, 2016.  As discussed in “Realized Gains and Losses on Portfolio Securities,” on July 5, 2017, the Company realized a gain of $115.9 million from the sale of U.S. Gas (the “U.S. Gas Sale”). Under the Advisory Agreement, this transaction triggered an incentive compensation payment obligation to TTG Advisers, which payment, under the Advisory Agreement, was not required to be made until soon after the completion of the audit of the fiscal 2017 financials. The fiscal 2017 incentive fee payment obligation to TTG Advisers was approximately $4.4 million. The Adviser has voluntarily agreed to defer the timing for collection of the portion of this payment obligation attributable to the portion of the proceeds of the U.S. Gas Sale not represented by cash proceeds (the “Deferred Portion”).  The portion of the payment obligation attributable to the cash portion of the realized gain, $1.9 million, was paid following the audit of the fiscal 2017 financials per the Advisory Agreement.  Also, for the quarter ended October 31, 2017, no payable was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income for the quarter did not exceed the hurdle rate.

At October 31, 2017, the provision for estimated incentive compensation was approximately $2.1 million.  During the fiscal year ended October 31, 2018, the provision for incentive compensation was decreased by a net amount of approximately $2.1 million to $0, including both the pre-incentive fee net operating income and the capital gain incentive fee.  The net decrease in the provision for incentive compensation reflects the realized loss on the U.S. Gas loan, the realized gain on the Centile equity and the Valuation Committee’s determination to decrease the fair values of sixteen of the Company’s portfolio investments (Advantage, Dukane, Equus, HTI, Initials, JSC Tekers, MVC Environmental, RuMe, Security Holdings, Trientis, Turf, U.S. Gas, SCSD, U.S. Tech, Centile escrow and Crius) by a total of approximately $23.7 million.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of five of the Company’s portfolio investments (Centile, Custom Alloy, Highpoint, Legal Solutions and MVC Automotive) by a total of approximately $8.1 million.  Also, for the quarter ended October 31, 2018, no payable was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income for the quarter did not exceed the hurdle rate.  For fiscal years ending on October 31, 2019 and October 31, 2020, the Adviser agreed to voluntarily modify the calculation of the Income Incentive Fee so that the fee accrued shall equal the lesser of: (i) the amount of the Income Incentive Fee computed and determined quarterly as currently set forth in the Advisory Agreement; and (ii) the amount of the Income Incentive Fee computed and determined on an annual basis (in lieu of quarterly). Further, regardless of the amount of Income Incentive Fee computed or accrued, the Adviser agreed to defer collection of any Income Incentive Fee due and payable for the fiscal year until after the completion of the annual audit for such fiscal year (the “Prior Incentive Fee Modification”). The Prior Incentive Fee Modification was superseded by the Current Incentive Fee Modification.

At October 31, 2018, the provision for estimated incentive compensation was $0.  During the fiscal year ended October 31, 2019, there was no change in the provision for incentive compensation as 20% of the cumulative aggregate net realized capital gains less aggregate unrealized depreciation was less than $0.  The payable for incentive compensation includes the Valuation Committee’s determination to decrease the fair values of ten of the Company’s portfolio investments (Advantage, Highpoint, Initials, Legal Solutions, MVC Environmental, RuMe, Trientis, U.S. Spray, U.S. Gas and Equus) by a total of approximately $17.9 million.  The provision also includes the Valuation

Committee’s determination to increase the fair values of twelve of the Company’s portfolio investments (Array, Black Diamond, Custom Alloy, Dukane, HTI, JSC Tekers, Security Holdings, Tuf-Tug, Turf, Crius, Centile escrow and MVC Automotive) by a total of approximately $12.8 million.  Also, for the quarter ended October 31, 2019, no payable was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income for the quarter did not exceed the hurdle rate. As of October 31, 2018, the balance of the Deferred Portion of the incentive compensation payable was approximately $2.5 million.  During the fiscal year ended October 31, 2019, the Company made an approximately $975,000 incentive compensation payment to TTG Advisers related to the sale of the Crius equity units, resulting in a balance of approximately $1.5 million as of October 31, 2019.

On October 31, 2019, per the Current Incentive Fee Modification, the Adviser indicated its voluntary agreement to modify the calculation of the Income Incentive Fee for the fiscal year ended October 31, 2020, so that the fee accrued shall be subject to the following additional provisions:  (A) in lieu of the “Lower Hurdle Amount” and the “Higher Hurdle Amount” set forth in the Advisory Agreement and in lieu of the Income Incentive Fee calculations applied on a quarterly basis under such agreement, the Income Incentive Fee will be computed pursuant to the calculations hereunder on an annual basis and shall be subject to a single 8 percent hurdle rate such that no Income Incentive Fee will be paid unless the pre-Incentive Fee net operating income for the fiscal year in which it is calculated exceeds 8 percent of the Fund’s aggregate NAV calculated as of the end of the fiscal year in which such fee is being calculated (the “New Hurdle Amount”) and the Income Incentive Fee shall be equal to the following: (i) 50% of the amount by which such pre-Incentive Fee net operating income for the fiscal year exceeds the New Hurdle Amount but is less than 8.75% (the “Catch-Up Hurdle”); and (ii) 20% of the amount by which such pre-Incentive Fee net operating income for the fiscal year equals or exceeds the Catch-Up Hurdle, subject to the qualifications/limitations below; (B) the Income Incentive Fee will be accrued only to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the fiscal year for which such fees are being calculated and the 2 preceding fiscal years (but no earlier than the year ended October 31, 2020) exceeds the cumulative Income Incentive Fees accrued and/or paid for such 2 fiscal years (but no earlier than the year ended October 31, 2020). For the foregoing purposes, the “cumulative net increases in net assets resulting from operations” is the amount for the fiscal year of: the sum of pre-Incentive Fee net investment income (loss), realized gains and realized appreciation resulting from the “Yield Portfolio” (as defined by mutual agreement between the Company and the Adviser), less any realized losses and unrealized depreciation attributable to the Yield Portfolio, provided that such reductions (for losses/depreciation) shall be reduced by the amount of any carried-interest gains generated from the MVC PE Fund over the year for which such fees are being calculated and the 2 preceding fiscal years (but no earlier than the year ended October 31, 2020), but only to the extent such carried-interest gains have not previously been applied to reduce losses/depreciation under this Clause (B); and (C) the amounts of any actual Income Incentive Fee payment reductions caused by application of clause (A) above (in lieu of applying the hurdle rates and catch up formula set forth in the Advisory Agreement) shall be credited against any unrealized depreciation or realized losses applied with respect to the application of Clause (B) above (on a one-time basis). Further, absent advance notice by the Adviser to the Board (at least 60 days’ prior to the fiscal year end), the Current Incentive Fee Modification shall continue automatically for each subsequent fiscal year.

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

For the Fiscal Year Ended October 31, 2019

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

On October 15, 2019, the Company’s Board of Directors declared a dividend of $0.17 per share.  The dividend was paid on October 31, 2019 to shareholders of record on October 25, 2019 and totaled approximately $3.0 million.

During the quarter ended October 31, 2019, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 11,542 shares of our common stock at an average price of $9.10, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

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

7.                                      Transactions with Other Parties

The Company has procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to the Company.  For example, the Company has a Code of Ethics that generally prohibits, among others, any officer or director of the Company from engaging in any transaction where there is a conflict between such individual’s personal interest and the interests of the Company.  As a business development company, the 1940 Act also imposes regulatory restrictions on the Company’s ability to engage in certain related-party transactions.  However, the Company is permitted to co-invest in certain portfolio companies with its affiliates to the extent consistent with applicable law or regulation and, if necessary, subject to specified conditions set forth in an exemptive order obtained from the SEC.  On August 28, 2017, the Company received an exemptive order from the SEC (the “Order”) that allows it to co-invest, subject to certain conditions, with certain affiliated private funds in first lien, second lien, mezzanine, structured debt and structured equity investments in small and middle market businesses and to undertake certain “follow-on” investments in companies in which the Fund has already co-invested pursuant to the Order. The Adviser has formed the TTGA C-I MMF LP (the “Private Fund”) & TTGA C-1 LP funds, which were co-applicants for the granted exemptive relief.  For the fiscal year ended October 31, 2018 and October 31, 2019, there were 6 and 1 investments, respectively, made pursuant to the Order.  See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Portfolio Investments” for more information.  As a matter of policy, our Board has required that any related-party transaction (as defined in Item 404 of Regulation S-K) must be subject to the advance consideration and approval of the Independent Directors, in accordance with applicable procedures set forth in Section 57(f) of the 1940 Act.

The Company has receivables from portfolio companies for costs incurred by the Company related to its monitoring activities, which are expected to be collected and amounted to approximately $1.1 million for 2019 and approximately $882,000 for 2018, net of allowance.  The Company also pays TTG Advisers for costs incurred by TTG Advisers associated with monitoring activities related to the Company’s portfolio companies in accordance with the Advisory Agreement.

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

8.                                      Concentration of Market and Credit Risk

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments and escrow receivables (other than cash equivalents), which collectively represented approximately 94.3% and 93.8% of the Company’s total assets at October 31, 2019 and October 31, 2018, respectively. As discussed in Note 9, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the Company’s portfolio investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include foreign investments (which subject the Company to additional risks such as currency, geographic, demographic and operational risks), entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.  Additionally, we are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate.  As of October 31, 2019, the fair value of our largest investment, Security Holdings B.V. (“Security Holdings”), comprised 12.3% of our total assets and 19.5% of our net assets.  The Company’s investments in short-term securities are generally in U.S. government securities, with a maturity of greater than three months but generally less than one year or other high quality and highly liquid investments.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents.

The following table shows the portfolio composition by industry grouping at fair value as a percentage of net assets as of October 31, 2019 and October 31, 2018.

	October 31, 2019	October 31, 2018
Electrical Engineering	19.55%	18.06%
Manufacturer of Pipe Fittings	17.62%	12.98%
Energy Services	16.22%	24.36%
Automotive Dealerships	12.17%	11.49%
Food Services	7.23%	7.27%
Supply Chain Equipment Manufacturer	6.58%	6.62%
Private Equity	5.51%	9.03%
Business Services	5.34%	5.26%
Electronics Component Manufacturing	5.01%	4.36%
Consumer Products	4.40%	5.53%
Distributor - Landscaping and Irrigation Equipment	3.77%	3.72%
Equipment Rental	3.74%	3.34%
Plastic Injection Molding	3.51%	0.00%
Insurance	3.30%	3.90%
Consulting	3.09%	0.00%
Equipment Manufacturer	2.85%	0.00%
Technology Investment - Financial Services	2.79%	2.20%
Information Technology Products and Services	2.77%	2.70%
Engineering and Construction Management	2.65%	0.00%
Medical Equipment Manufacturer	2.56%	0.00%
Safety Equipment Manufacturer	2.55%	2.49%
Electronics Manufacturing and Repair	2.41%	2.43%
Government Services	2.28%	2.27%
Real Estate Management	2.15%	1.80%
Regulated Investment Company	2.14%	3.84%
Specialty Chemicals	2.11%	3.70%
Welding Equipment Manufacturer	1.99%	1.95%
Defense/Aerospace Parts Manufacturing	1.57%	1.62%
Marketing	1.32%	0.00%
Environmental Services	0.08%	0.56%
Software	0.00%	1.65%
	149.26%	143.13%

The following table shows the portfolio composition by geographic region at fair value as a percentage of total assets as of October 31, 2019 and October 31, 2018.

	October 31, 2019	October 31, 2018
Northeast	21.57%	20.81%
Europe	21.37%	20.59%
Southeast	21.18%	21.46%
Midwest	17.69%	13.45%
West	7.72%	6.28%
Southwest	2.34%	3.82%
Puerto Rico	2.07%	2.55%
Canada	0.00%	4.54%
	93.94%	93.50%

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•                  Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date.  We valued one of our investments using Level 1 inputs as of October 31, 2019.

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

The following fair value hierarchy table sets forth our investment portfolio by level as of October 31, 2019 and 2018 (in thousands):

	October 31, 2019
	Level 1	Level 2	Level 3	Investment measured at NAV	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$242,177	$—	$242,177
Common Stock	4,874	—	3,344	—	8,218
Preferred Stock	—	—	20,238	—	20,238
Warrants	—	—	2,837	—	2,837
Common Equity Interest	—	—	54,209	—	54,209
LP Interest of the PE Fund	—	—	—	12,253	12,253
GP Interest of the PE Fund	—	—	—	313	313
Guarantees and letters of credit	—	—	(727)	—	(727)
Escrow Receivable	—	—	1,135	—	1,135
Short-term investments	—	—	—	—	—
Total	$4,874	$—	$323,213	$12,566	$340,653

	October 31, 2018
	Level 1	Level 2	Level 3	Investment measured at NAV	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$175,781	$—	$175,781
Common Stock	24,457	—	6,150	—	30,607
Preferred Stock	—	—	47,060	—	47,060
Warrants	—	—	401	—	401
Common Equity Interest	—	—	50,186	—	50,186
LP Interest of the PE Fund	—	—	—	19,972	19,972
GP Interest of the PE Fund	—	—	—	501	501
Guarantees and letters of credit	—	—	(2,867)	—	(2,867)
Escrow Receivable	—	—	969	—	969
Total	$24,457	$—	$277,680	$20,473	$322,610

A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.  Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur.  During the fiscal year ended October 31, 2019 and October 31, 2018, there were no transfers in and out of Level 1 or 2.

The following tables set forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the fiscal years ended October 31, 2019 and October 31, 2018 (in thousands):

	Balances, November 1, 2018	Realized Gains (Losses) (1)	Reversal of Prior Year (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, October 31, 2019	Total Loss for the year Included in Earnings Attibutable to the Change in Unrealized Appreciation (Depreciation) on Investments held as of October 31, 2019
Senior/Subordinated Loans and credit facilities	$175,781	$1,421	$5,994	$(3,795)	$83,907	$(21,131)	$—	$242,177	$(4,670)
Common Stock	6,150	(14,424)	3,140	(3,572)	12,170	(120)	—	3,344	(3,572)
Preferred Stock	47,060	3,223	276	(440)	2,591	(32,472)	—	20,238	(440)
Warrants	401	—	—	1,673	763	—	—	2,837	1,673
Common Equity Interest	50,186	—	—	3,023	1,000	—	—	54,209	3,023
Guarantees and letters of credit	(2,867)	—	2,399	(259)	—	—	—	(727)	(259)
Escrow Receivable	969	166	—	—	—	—	—	1,135	—
Total	$277,680	$(9,614)	$11,809	$(3,370)	$100,431	$(53,723)	$—	$323,213	$(4,245)

	Balances, November 1, 2017	Realized Gains (Losses) (1)	Reversal of Prior Year (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, October 31, 2018	Total Loss for the year Included in Earnings Attibutable to the Change in Unrealized Appreciation (Depreciation) on Investments held as of October 31, 2018
Senior/Subordinated Loans and credit facilities	$153,271	$(2,999)	$2,999	$(8,284)	$65,128	$(34,334)	$—	$175,781	$(8,284)
Common Stock	5,937	—	—	(537)	750	—	—	6,150	(537)
Preferred Stock	25,725	—	—	2,749	18,586	—	—	47,060	2,749
Warrants	1,403	—	—	(1,471)	469	—	—	401	(1,471)
Common Equity Interest	56,068	3,455	(3,756)	1,399	—	(6,980)	—	50,186	908
Guarantees and letters of credit	(551)	—	—	(2,193)	(123)	—	—	(2,867)	(2,193)
Escrow Receivable	—	(223)	—	—	1,192	—	—	969	—
Total	$241,853	$233	$(757)	$(8,337)	$86,002	$(41,314)	$—	$277,680	$(8,828)

(1)         Included in net realized gain (loss) on investments in the Consolidated Statements of Operations.

(2)         Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities disposed of during the fiscal year ended October 31, 2019 and October 31, 2018, respectively.

(3)         Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities held during the fiscal year ended October 31, 2019 and October 31, 2018, respectively.

(4)         Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for new securities.  For the fiscal year ended October 31, 2019 and October 31, 2018, a total of approximately $5.9 million and $3.2 million, respectively, of PIK interest and dividends and amortization of discounts and fees are included.

(5)         Includes decreases in the cost basis of investments resulting from principal repayments or sales.

In accordance with ASU 2011-04, the following table summarizes information about the Company’s Level 3 fair value measurements as of October 31, 2019 and October 31, 2018 (Fair Value is disclosed in thousands):

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range				Weighted
	10/31/2019	Valuation technique	Unobservable input	Low		High		average (a)

Common Stock (c) (d)	$3,344	Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A

		Market Approach	EBITDA Multiple	6.0	x	7.5	x	6.6	x

		Income Approach	Discount Rate	12.7%		12.7%		12.7%
			Perpetual Growth Rate of Free Cash Flow	2.0%		2.0%		2.0%

Senior/Subordinated loans and credit facilities (b) (d)	$242,177	Market Approach	EBITDA Multiple	6.0	x	8.0	x	7.5	x
			Forward EBITDA Multiple	8.5	x	8.5	x	8.5	x
			Revenue Multiple	0.5	x	1.4	x	1.2	x

		Income Approach	Required Rate of Return	8.6%		17.4%		14.1%
			Discount Rate	14.1%		15.6%		15.1%
			Perpetual Growth Rate of Free Cash Flow	2.0%		2.5%		2.3%

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A
			Discount on Liquidation of Assets	17.5%		25.0%		24.1%

Common Equity Interest	$54,209	Market Approach	Forward EBITDA Multiple	8.5	x	8.5	x	8.5	x
			EBITDA Multiple	7.0	x	7.0	x	7.0	x

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A

		Income Approach	Discount Rate	15.6%		15.6%		15.6%
			Perpetual Growth Rate of Free Cash Flow	2.5%		2.5%		2.5%

Preferred Stock (c)	$20,238	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		10.0%		4.0%
			Real Estate Appraisals	N/A		N/A		N/A

		Market Approach	Revenue Multiple	1.4	x	1.4	x	1.4	x
			% of AUM	0.72%		0.72%		0.72%
			Illiquidity Discount	35.0%		35.0%		35.0%
			Multiple of Book Value	1.0	x	1.0	x	1.0	x
			EBT Multiple	19.5	x	19.5	x	19.5	x

		Income Approach	Discount Rate	12.9%		14.1%		13.1%
			Perpetual Growth Rate of Free Cash Flow	2.0%		2.5%		2.4%

Warrants	$2,837	Market Approach	EBITDA Multiple	6.0	x	6.0	x	6.0	x

Guarantees / Letters of Credit	$(727)	Income Approach	Discount Rate	6.5%		20.0%		17.0%

Escrows	$1,135	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		0.0%		0.0%

Total	$323,213

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

For the Fiscal Year Ended October 31, 2019

During the fiscal year ended October 31, 2019, the Company made six new investments, committing capital that totaled approximately $32.4 million.  Pursuant to an exemptive order received by the Company from the SEC (the “Order”), that allows the Company to co-invest, subject to certain conditions, with certain affiliated private funds as described in the Order, each of the Company and the Private Fund co-invested in GTM ($1.9 million investment for the Company).  The Company also invested in Powers ($6.5 million), IPCC ($8.0 million), Jedson ($6.0 million), SMA ($7.0 million) and Global Prairie ($3.0 million).

During the fiscal year ended October 31, 2019, the Company made follow-on investments in six portfolio companies that totaled approximately $12.5 million.  On December 21, 2018, the Company loaned an additional $2.0 million to Custom Alloy in the form of a second lien loan with an interest rate of 11% and a maturity date of December 23, 2019.  During the fiscal year ended October 31, 2019, the Company loaned approximately $1.4 million to RuMe and received a new warrant.  On June 7, 2019, the Company invested approximately $3.9 million in GTM increasing the second lien loan by $3.5 million and investing approximately $420,000 for additional common shares.  During the fiscal year ended October 31, 2019, Custom Alloy borrowed approximately $2.1 million on its revolving credit facility with a 15% interest rate and a maturity date of April 30, 2020.  On July 15, 2019, the Company loaned an additional $1.0 million to HTI increasing its second lien loan to approximately $11.4 million as of October 31, 2019.  On September 10, 2019, the Company invested $1.0 million in MVC Automotive in the form of additional common equity.  On September 26, 2019, the Company loaned approximately $552,000 to Security Holdings, increasing the senior subordinated loan to approximately $6.0 million as of October 31, 2019.

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

On August 12, 2019, the Company converted the MVC Environmental loan, unpaid expenses and accrued interest to additional cost basis in the common stock of MVC Environmental, resulting in a realized gain of approximately $1.4 million.

On September 13, 2019, the Company sold the common stock of MVC Environmental, receiving proceeds of $45,000 which resulted in a realized loss of approximately $14.4 million.

On October 1, 2019, Tin Roof repaid its $3.8 million loan in full, including all accrued interest.  Also during the fiscal year ended October 31, 2019, Tin Roof made principal payments totaling approximately $99,000.

On October 17, 2019, the Company recorded a $1.6 million realized gain associated with a settlement, which is expected to be paid in November 2019, related to a former portfolio company, G3K Display, Inc.  The Company incurred costs of approximately $543,000 related to the settlement.

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

During the quarter ended October 31, 2019, the Valuation Committee increased the fair value of the Company’s investments in: Array loan by $622, Centile escrow by approximately $50,000, Foliofn preferred stock by $569,000, JSC Tekers preferred stock by $737,000, MVC Automotive equity by approximately $327,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $566,000, Tuf-Tug loan and common stock by a total of approximately $78,000 and Turf loans by approximately $69,000. In addition, increases in the cost basis of the loans to HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Array, GTM, Tuf-Tug, Security Holdings, Jedson, SMA and Black Diamond were due to the capitalization of PIK interest/dividends totaling approximately $747,000.  The Valuation Committee also decreased the fair value of the Company’s investments in: Advantage preferred stock by approximately $403,000, Black Diamond loan and warrant by a net total of approximately $14,000, Custom Alloy loans by a total of approximately $98,000, Dukane loan by approximately $9,000, Initials loan by approximately $715,000, RuMe preferred stocks, warrants and letter of credit by a net total of approximately $839,000, Security Holdings equity and letter of credit by a net total of $227,000, Trientis loan by approximately $86,000, U.S. Gas loan by approximately $857,000 and U.S. Spray common stock of $500,000.

During the fiscal year ended October 31, 2019, the Valuation Committee increased the fair value of the Company’s investments in: Array loan by approximately $63,000, Black Diamond loan and warrant by a net total of approximately $871,000, Custom Alloy second lien loans, series A preferred stock, series B preferred stock and series C preferred stock by a net total of approximately $1.8 million, Dukane loan by approximately $1,000, Foliofn preferred stock by $1.4 million, HTI loan by approximately $192,000, JSC Tekers preferred stock by approximately $831,000, Security

Holdings equity and letter of credit by a net total of approximately $2.2 million, Tuf-Tug loan and common stock by approximately $78,000, Turf loans by approximately $302,000, MVC Automotive equity by approximately $701,000 and the Centile escrow by $166,000.  In addition, increases in the cost basis of the loans to HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Array, GTM, Tin Roof, Tuf-Tug, Security Holdings, Jedson, SMA and the Custom Alloy preferred stock were due to the capitalization of PIK interest/dividends totaling approximately $5.9 million.  The Valuation Committee also decreased the fair value of the Company’s investments in: Advantage preferred stock by approximately $1.3 million, Highpoint loan by approximately $51,000, Initials loan by approximately $1.4 million, Legal Solutions loan by approximately $118,000, MVC Environmental loan and common stock by a total of approximately $3.9 million, RuMe series B-1 preferred stock, guarantee and letter of credit by a net total of approximately $3.0 million, Trientis loan by approximately $208,000, U.S. Spray common stock by $3.6 million, U.S. Gas loan by approximately $2.5 million and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $140,000.

At October 31, 2019, the fair value of all portfolio investments, exclusive of escrow receivables, was $340.2 million with a cost basis of $415.7 million.  At October 31, 2019, the fair value and cost basis of the Legacy Investments were $6.4 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $333.8 million and $400.7 million, respectively.  At October 31, 2018, the fair value of all portfolio investments, exclusive of escrow receivables, was $324.5 million with a cost basis of $409.6 million.  At October 31, 2018, the fair value and cost basis of the Legacy Investments was $5.0 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $319.5 million and $394.6 million, respectively.

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

10.                               Commitments and Contingencies

Commitments to/for Portfolio Companies

At October 31, 2019 and October 31, 2018, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded as of October 31, 2019
MVC Private Equity Fund LP	$20.1 million	$14.6 million
RuMe	$2.2 million	$2.1 million
RuMe	$400,000	$400,000
Custom Alloy	$3.0 million	$2.1 million
Total	$25.7 million	$19.2 million

Portfolio Company	Amount Committed	Amount Funded as of October 31, 2018
MVC Private Equity Fund LP	$20.1 million	$14.6 million
RuMe	$1.6 million	$1.5 million
Total	$21.7 million	$16.1 million

Guarantees:

At October 31, 2019 and October 31, 2018, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded as of October 31, 2019
MVC Automotive	$4.0 million	—
Total	$4.0 million	—

Guarantee	Amount Committed	Amount Funded at October 31, 2018
MVC Automotive	$6.2 million	—
RuMe	$1.0 million	—
Total	$7.2 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At October 31, 2019, the Valuation Committee estimated the combined fair values of the guarantee obligation noted above to be $0 or a liability of approximately $0.

These guarantees are further described below, together with the Company’s other commitments.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  Over time, Erste Bank, the bank extending the mortgage to MVC Automotive, increased the amount of the mortgage. The balance of the guarantee as of October 31, 2019 is approximately 3.6 million Euro (equivalent to approximately $4.0 million).

The Company agreed to cash collateralize a $300,000 third party letter of credit for RuMe, which is now collateralized with Credit Facility IV (defined below) and still a commitment of the Company as of October 31, 2019.  Previously, the Company guaranteed $1.0 million of RuMe’s indebtedness to Colorado Business Bank and also provided RuMe an additional $2.0 million letter of credit.  On April 25, 2019, the $1.0 million guarantee and the $2.0 million letter of credit were refinanced and replaced with a new $3.0 million letter of credit.  The letter of credit had a fair value of approximately -$566,000 or a liability of $566,000 as of October 31, 2019.  The $3.0 million letter of credit is collateralized with Credit Facility IV (defined below).

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  The investment period related to the PE Fund has ended.  Additional capital may be called for follow-on investments in existing portfolio companies of the PE Fund or to pay operating expenses of the PE Fund until the partnership is terminated.  On December 27, 2018, the Company received proceeds of approximately $7.5 million from the PE Fund related to the sale of Plymouth Rock Energy, LLC, a portfolio company of the PE Fund.  The Company’s pro-rata share of the PE Fund’s cost basis in the Plymouth Rock Energy, LLC investment totaled approximately $2.5 million, resulting in a realized gain of approximately $5.0 million.  On October 25, 2019, the PE Fund sold Focus Pointe, a portfolio company of the PE Fund.  The Company expects to receive its share of the proceeds and carried interest on November 8, 2019.  Please see Subsequent Events for further information.  As of October 31, 2019, $14.6 million of the Company’s commitment was funded.

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

On February 28, 2018, the Company committed $6.0 million to Custom Alloy in the form of a first lien loan with an interest rate of 10% and a maturity date of October 31, 2018.  On November 9, 2018, Custom Alloy repaid its first lien loan in full, including all accrued interest.  The loan is no longer a commitment of the Company as of October 31, 2019.

During the fiscal year ended October 31, 2018, the Company provided RuMe a $1.6 million line of credit with a 10% interest rate and a maturity date of March 31, 2021.  The outstanding balance as of October 31, 2018 was approximately $1.5 million.  During the fiscal year ended October 31, 2019, the line of credit was increased to $2.2 million.  The outstanding balance as of October 31, 2019 was approximately $2.1 million, including capitalized PIK interest.  Also during the fiscal year ended October 31, 2019, the Company provided RuMe a $400,000 revolver with a 10%

interest rate and a maturity date of February 28, 2020. The outstanding balance of the revolver as of October 31, 2019 was approximately $404,000, including capitalized PIK interest.

During the fiscal year ended October 31, 2018, the Company provided Custom Alloy a $2.0 million and a $1.4 million letter of credit as part of a restructuring.  The $2.0 million letter of credit matured on November 27, 2018 and is no longer a commitment of the Company.   On October 31, 2018, the $1.4 million letter of credit was drawn, which resulted in the Company receiving a $1.4 million term note with a 15% interest rate and a maturity date of October 31, 2021.  On November 13, 2018, Custom Alloy repaid its $1.4 million second lien loan in full, including all accrued interest.  The loan is no longer a commitment of the Company as of October 31, 2019.

During the fiscal year ended October 31, 2018, the Company provided Security Holdings a 3.3 million Euro letter of credit.  During the fiscal year ended October 31, 2019, the letter of credit was increased to 4.8 million Euro.  The letter of credit had a fair value of approximately -$161,000 or a liability of $161,000 as of October 31, 2019.  The letter of credit is collateralized with Credit Facility IV (defined below).

On April 30, 2019, the Company provided Custom Alloy a $3.0 million line of credit with a 15% interest rate and a maturity date of April 30, 2020.  During the fiscal year ended October 31, 2019, the Company funded $2.1 million, which is the balance outstanding as of October 31, 2019.

As of October 31, 2019, the total fair value associated with potential obligations related to guarantees and letters of credit was approximately -$727,000 or a liability of $727,000.

Commitments of the Company

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with BB&T. On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  On December 1, 2015, Credit Facility II was renewed and expired on May 31, 2016, at which time all outstanding amounts under it were due and repaid.  On June 30, 2016, Credit Facility II was renewed and reduced to a $50 million revolving credit facility, which expired on February 28, 2017, as of which time all outstanding amounts under it were due and repaid.  On February 28, 2017, Credit Facility II was renewed and increased to a $100 million revolving credit facility and expired on August 31, 2017.  On August 31, 2017, Credit Facility II was renewed and decreased to a $25 million revolving credit facility, which was to expire on August 31, 2018.  There was no change to the interest rate or unused fee on the revolving credit facility. The Company incurred closing costs associated with this transaction of $62,500.  On August 10, 2018, Credit Facility II was renewed to August 30, 2019 and on August 30, 2019, Credit Facility II was extended to August 31, 2020.  The Company incurred closing costs associated with each of these transaction of $50,000 with no change in terms other than the expiration date.  At October 31, 2018 and October 31, 2019, there was $25.0 million and $0, respectively, outstanding on Credit Facility II.  Credit Facility II is used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 125 basis points.  In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid closing fees, legal and other costs associated with these transactions.  These costs are amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.  As of October 31, 2019, the Company was in compliance with all covenants related to Credit Facility II.

On December 9, 2015, the Company entered into a three-year, $50 million revolving borrowing base credit facility (“Credit Facility III”) with Santander Bank N.A. as a lender and lead agent and Wintrust Bank as a lender and syndication agent.  Credit Facility III was to expire on December 9, 2018.  Credit Facility III can, under certain conditions, be increased up to $85 million.  The new facility bears an interest rate of LIBOR plus 3.75% or the prime rate plus 1% (at the Company’s option), and includes a 1% closing fee of the commitment amount and a 0.75% unused fee.  The compensating balance for the revolving credit facility is $5.0 million, which is reflected as restricted cash or cash equivalents on the Company’s Consolidated Balance Sheets.  On February 26, 2018, in connection with the U.S. Gas Sale, Credit Facility III was amended, effective as of July 5, 2017, to exclude from pledged collateral the U.S. Gas second lien loan.  On May 7, 2018, the terms of Credit Facility III were amended to, among other things: (i) increase the limit for unsecured indebtedness and certain unsecured guaranty obligations of portfolio companies of the Company to $10,000,000 and (ii) increase the limit on permitted investments of the Company with respect to certain debt, equity and follow-on investments to $28,500,000.  All other material terms of Credit Facility III remained unchanged.  As of October 31, 2018, there was no outstanding balance on Credit Facility III and the Company was in compliance with all covenants related to Credit Facility III.  On December 7, 2018, Credit Facility III was renewed until March 9, 2019.  On January 29, 2019, Credit Facility III was terminated.    As of October 31, 2019, Credit Facility III was no longer a commitment of the Company.

On November 15, 2017, the Company completed a public offering of $100,000,000 aggregate principal amount of its 6.25% senior notes due November 30, 2022 (“Senior Notes II”). In addition, on November 20, 2017, the underwriters exercised an over-allotment option to purchase an additional $15 million in aggregate principal amount of Senior Notes II (together with the offering on November 15, the “Offering”).  The Senior Notes II have an interest rate of 6.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  After deducting underwriting fees and discounts and expenses, the Offering resulted in net proceeds to the Company of approximately $111.4 million.  The Offering expenses incurred are amortized over the term of the Senior Notes II.  Proceeds from the offering were used to repay the Senior Notes in full, including all accrued interest.  As of October 31, 2019, the Senior Notes II had a total outstanding amount of $115.0 million, net of deferred financing fees the balance was approximately $112.7 million, with a market value of approximately $116.7 million.

On January 29, 2019, the Company entered into a three year, $35 million revolving credit facility (“Credit Facility IV”) with People’s United Bank, National Association as lender and lead agent. Credit Facility IV can, under certain conditions, be increased up to $85 million. Credit Facility IV will expire on January 29, 2022, at which time all outstanding amounts under Credit Facility IV will be due and payable.  Borrowings under the Credit Facility bear interest at a rate of LIBOR plus 2.85%, or the prime rate plus 0.5% at the Company’s discretion. In addition, the Company was subject to (i) a closing fee of 1% of the commitment amount paid at closing, (ii) a one-time structuring fee in the amount of $100,000 paid at closing, (iii) an unused line fee, which is payable monthly, of 0.75% if the Company draws less than $25 million on Credit Facility IV or 0.60% if the Company draws more than $25 million on Credit Facility IV, and (iv) an annual administrative agent fee in the amount of $100,000 in 2019 and $200,000 in each year thereafter. The compensating balance for the revolving credit facility is $5.0 million, which is reflected as restricted cash equivalents on the Company’s Consolidated Balance Sheets.  On June 19, 2019, in order to increase the size of the Credit Facility IV, the credit facility was amended to add Bank Leumi USA as an additional lender. The amendment increased the size of Credit Facility IV by $15.0 million to $50.0 million. All other material terms of the Credit Facility remain unchanged. In addition, the Company was subject to a closing fee of 1% of the additional commitment amount of $15.0 million to be paid at closing.  As of October 31, 2019, there was $15.1 million outstanding on Credit Facility IV and the Company was in compliance with the maximum balance sheet leverage covenant related to Credit Facility IV.

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

On November 28, 2018, the Company announced its determination to extend the repurchase program beyond December 31, 2018 until the full $10 million of shares are repurchased pursuant to the repurchase program.  During the fiscal year ended October 31, 2019, the Company completed the repurchase program.

The following table represents open-market purchases made under our stock repurchase program for the fiscal years ended October 31, 2013 through October 31, 2019.

Period *	Total Number of Shares Purchased	Average Price Paid per Share including commission	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Purchased Under the Program
For the Year Ended October 31, 2013	1,299,294	$12.83	1,299,294	$16,673,207
For the Year Ended October 31, 2014	310,706	$13.24	1,610,000	$4,114,967
For the Year Ended October 31, 2015	—	—	1,610,000	—
For the Year Ended October 31, 2016	146,409	$8.31	1,756,409	$1,216,746
For the Year Ended October 31, 2017	—	—	1,756,409	—
For the Year Ended October 31, 2018	627,724	$9.45	2,384,133	5,930,011
For the Year Ended October 31, 2019	467,686	$8.70	2,851,819	4,069,924
Total	2,851,819	$11.22	2,851,819	$32,004,855

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

12.                               Tax Matters

Return of Capital Statement of Position (ROCSOP) Adjustment: During the year ended October 31, 2019, the Company recorded a reclassification for permanent book to tax differences. These differences were primarily due to the sale of distressed securities, reclassifications from partnerships and character of PIK payments in preferred stock and settlement income received. These differences resulted in a net increase in accumulated income of $7,123,905, a decrease in accumulated net realized gain of $4,798,290, and a net decrease in accumulated paid in capital of $2,325,615. This reclassification had no effect on net assets.

Distributions to Shareholders: The table presented below includes MVC Capital, Inc. only. The Company’s wholly-owned subsidiary MVC Financial Services, Inc. (““MVCFS’’) has not been included. As of October 31, 2019, the components of accumulated earnings/ (deficit) on a tax basis were as follows:

Tax Basis Accumulated Earnings (Deficit)

Accumulated capital losses	(9,283,773)
Other Accumulated Losses	(809,906)
Undistributed Net investment Income	2,999,889
Undistributed Long-Term Capital Gain	—

Gross unrealized appreciation	44,211,061
Gross unrealized depreciation	(85,310,046)

Net unrealized depreciation	($41,098,985)

Total tax basis accumulated earnings	(48,192,775)
Tax cost of investments	381,031,519

Current year distributions to shareholders on a tax basis:

Ordinary income	11,011,043
Long Term Capital Gain	—

The Company designated as long-term capital gain dividend, pursuant to Internal Revenue Code Section 852(b)(3), the amount necessary to reduce the earnings and profits of the Company related to net capital gain to zero for the tax year ended October 31, 2019.

Prior year distributions to shareholders on a tax basis:

Ordinary income	415,006
Return of Capital	8,451,789
Long Term Capital Gain	2,335,144

Qualified Dividend Income Percentage

The Company designated 31.27% of dividends declared and paid during the year ending October 31, 2019 from net investment income as qualified dividend income under the Jobs Growth and Tax Relief Reconciliation Act of 2003.

Corporate Dividends Received Deduction Percentage

Corporate shareholders may be eligible for the dividends received deduction for certain ordinary income distributions paid by the Company. The Company designated 31.27% of dividends declared and paid during the year ending October 31, 2019 from net investment income as qualifying for the dividends received deduction. The deduction is a pass through of dividends paid by domestic corporations (i.e. only equities) subject to taxation.

Qualified Interest Related Dividends Percentage

The Company designated 76.69% of dividends declared and paid during the year ending October 31, 2019 from net investment income as interest related dividends under Internal Revenue Code Section 871(k)(1)(c).

Short-Term Capital Gain Dividends Percentage

The Company designated 0% of dividends declared and paid during the year ending October 31, 2019 from ordinary income as short-term capital gain dividends under Internal Revenue Code Section 871(k)(2)(c).

13.                               Income Taxes

The Company’s wholly-owned subsidiary MVCFS is subject to federal and state income tax. For the fiscal year ended October 31, 2019, the Company recorded a tax provision of $1,929. For the fiscal year ended October 31, 2018, the Company recorded a tax provision of $1,922. For the fiscal year ended October 31, 2017, the Company recorded a tax provision of $1,920. The provision for income taxes was comprised of the following:

	Fiscal Year ended
	October 31, 2019	October 31, 2018	October 31, 2017
Current tax (benefit) expense:
Federal	$—	$—	$—
State	1,929	1,922	1,920
Total current tax (benefit) expense	1,929	1,922	1,920

Deferred tax expense (benefit):
Federal	—	—	—
State	—	—	—
Total deferred tax expense (benefit)	—	—	—

Total tax (benefit) provision	$1,929	$1,922	$1,920

The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the fiscal years ended October 31, 2019, 2018 and 2017:

	Fiscal Year Ended
	October 31, 2019	October 31, 2018	October 31, 2017
Federal income tax (benefit) at statutory rate	$(46)	$12,591	$(666,741)
State income taxes	1,911	6,523	(161,235)
Other	(406)	(23,972)	(537)
Net change to valuation allowance	470	6,780	830,433
	$1,929	$1,922	$1,920

The Company generated an immaterial net operating loss in the current year for federal and New York state purposes.  The net operating loss will be carried forward to offset federal taxable income in future years.  As of October 31, 2019, the Company has the following NOL available to be carried forward:

NOL - Federal	NOL — New York State	Fiscal Year of NOL	Expiration

$1,411,365	$2,284,298	October 31, 2008	October 31, 2028
$2,585,262	$2,780,861	October 31, 2009	October 31, 2029
$3,969,891	$3,968,135	October 31, 2010	October 31, 2030
$5,287,728	$5,284,207	October 31, 2011	October 31, 2031
$3,659,424	$3,656,073	October 31, 2012	October 31, 2032
$2,639,679	$2,637,924	October 31, 2013	October 31, 2033
$4,385,935	$4,384,181	October 31, 2014	October 31, 2034
$3,834,053	$3,832,297	October 31, 2015	October 31, 2035
$1,025,839	$1,023,955	October 31, 2016	October 31, 2036
$1,903,162	$1,901,242	October 31, 2017	October 31, 2037
$58,397	$56,475	October 31, 2018	October 31, 2038
$137,904	$135,975	October 31, 2019	October 31, 2039

Due to the uncertainty surrounding the ultimate utilization of these net operating losses, the Company has recorded a 100% valuation allowance against its federal and state net deferred tax assets totaling approximately $6,501,288 and $2,675,340 respectively.

Deferred income tax balances for MVCFS reflect the impact of temporary difference between the carrying amount of assets and liabilities and their tax bases and are stated at tax rates expected to be in effect when taxes are actually paid or recovered. The components of our deferred tax assets and liabilities for MVCFS as of October 31, 2019, October 31, 2018 and October 31, 2017 were as follows:

	October 31, 2019	October 31, 2018	October 31, 2017
Deferred tax assets:
Deferred revenues	$12,574	$67,162	$120,094
Net operating loss	6,488,714	9,671,270	13,080,659
Others	—	(6,211)	(22,016)
Total deferred tax assets	$6,501,288	$9,732,221	$13,178,737

Valuation allowance on Deferred revenues and Net operating loss	$(6,501,288)	$(9,732,221)	$(13,178,737)

Net deferred tax assets	$—	$—	$—

Deferred tax liabilities:
Deferred tax liabilities	—	—	—

Total deferred tax liabilities	—	—	—

Net deferred taxes	$—	$—	$—

14.                               Segment Data

The Company’s reportable segments are its investing operations as a business development company, MVC Capital, which includes MVC Cayman and MVC Turf.  MVCFS, a wholly-owned subsidiary that provides advisory, administrative and other services to the Company and its portfolio companies, is also included.

The following table presents book basis segment data for the fiscal year ended October 31, 2019:

	MVC	MVCFS	Consolidated

Interest and dividend income	$29,583,883	$21,001	$29,604,884
Fee income	50,000	52,397	102,397
Fee income - asset management	—	842,283	842,283

Total operating income	29,633,883	915,681	30,549,564

Total operating expenses	20,422,402	1,097,785	21,520,187
Less: Waivers by Adviser	(2,368,847)	(184,033)	(2,552,880)
Total net operating expenses	18,053,555	913,752	18,967,307

Net operating income before taxes	11,580,328	1,929	11,582,257

Tax expense	—	1,929	1,929
Net operating income	11,580,328	—	11,580,328

Net realized gain on investments	(7,231,236)	124,667	(7,106,569)
Net unrealized appreciation (depreciation) on investments	11,969,262	(126,816)	11,842,446

Net increase (decrease) in net assets resulting from operations	$16,318,354	$(2,149)	$16,316,205

The following table presents book basis segment data for the fiscal year ended October 31, 2018:

	MVC	MVCFS	Consolidated
Interest and dividend income	$21,259,646	$2,718	$21,262,364
Fee income	199,832	80,441	280,273
Fee income - asset management	—	1,083,576	1,083,576

Total operating income	21,459,478	1,166,735	22,626,213

Total operating expenses	19,694,594	1,353,738	21,048,332
Less: Waivers by Adviser	(1,993,361)	(188,925)	(2,182,286)
Total net operating expenses	17,701,233	1,164,813	18,866,046

Net operating income before taxes	3,758,245	1,922	3,760,167

Tax expense	—	1,922	1,922
Net operating income	3,758,245	—	3,758,245

Net realized gain on investments	202,519	—	202,519
Net unrealized (depreciation) appreciation on investments	(14,547,194)	53,260	(14,493,934)

Net (decrease) increase in net assets resulting from operations	$(10,586,430)	$53,260	$(10,533,170)

The following table presents book basis segment data for the fiscal year ended October 31, 2017:

	MVC	MVCFS	Consolidated
Interest and dividend income	$17,209,865	$3,931	$17,213,796
Fee income	167,823	1,515,252	1,683,075
Fee income - asset management	—	1,137,844	1,137,844
Other Income	—	10,000	10,000
Total operating income	17,377,688	2,667,027	20,044,715

Total operating expenses	21,560,174	5,791,045	27,351,219
Less: Waivers by Adviser	(676,838)	(1,032,764)	(1,709,602)
Total net operating expenses	20,883,336	4,758,281	25,641,617

Net operating loss before taxes	(3,505,648)	(2,091,254)	(5,596,902)

Tax expense	—	1,920	1,920
Net operating loss	(3,505,648)	(2,093,174)	(5,598,822)

Net realized gain on investments	89,642,778	252,853	89,895,631
Net unrealized depreciation on investments	(56,850,208)	(122,602)	(56,972,810)

Net increase (decrease) in net assets resulting from operations	$29,286,922	$(1,962,923)	$27,323,999

15.                               Selected Quarterly Data (unaudited)

	2019				2018				2017
	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):

Total operating income	8,046	7,469	8,593	6,441	5,888	6,151	5,440	5,147	5,431	7,305	3,929	3,380

Management fee	1,662	1,643	1,590	1,513	1,496	1,487	1,496	1,411	1,335	1,393	1,696	1,814
Portfolio fees - asset management	82	89	76	96	122	112	148	147	148	146	138	177
Management fee - asset management	69	79	69	71	81	70	66	67	67	67	49	62
Administrative	1,404	998	990	1,434	843	1,010	796	1,235	924	804	1,172	1,474
Interest, fees and other borrowing costs	2,378	2,510	2,283	2,484	2,238	2,403	2,981	3,117	2,495	2,649	2,606	2,538
Loss on extinguishment of debt	—	—	—	—	—	—	—	1,783	—	—	—	—
Net Incentive compensation	—	—	—	—	—	(1,316)	(1,012)	267	(1,224)	5,077	985	760
Total waiver by adviser	(660)	(654)	(635)	(604)	(598)	(595)	(599)	(390)	(372)	(386)	(461)	(491)
Tax expense	—	1	1	—	1	—	1	—	1	—	—	1
Net operating income (loss) before net realized and unrealized gains	3,111	2,803	4,219	1,447	1,705	2,980	1,563	(2,490)	2,057	(2,445)	(2,256)	(2,955)
Net (decrease) increase in net assets resulting from operations	3,057	348	15,964	(3,053)	(2,220)	(5,870)	(3,393)	950	(4,028)	23,906	3,069	4,377
Net (decrease) increase in net assets resulting from operations per share	0.17	0.02	0.90	(0.17)	(0.10)	(0.32)	(0.18)	0.05	(0.17)	1.06	0.14	0.19
Net asset value per share	12.86	12.86	12.99	12.24	12.46	12.62	13.09	13.42	13.24	13.38	12.45	12.45

16.                               Significant Subsidiaries

We have determined that the following unconsolidated portfolio companies met the applicable conditions of significant subsidiary for the periods indicated: RuMe and MVC Automotive for the fiscal year ended October 31, 2019; RuMe, MVC Automotive and Equus for the fiscal year ended October 31, 2018; and MVC Automotive for the fiscal year ended October 31, 2017.  The financial information presented below for RuMe and MVC Automotive as well as for Equus, where applicable, includes summarized balance sheets as of September 30, 2019 (the last calendar quarter-end prior to October 31, 2019 for each of these companies), September 30, 2018 and September 30, 2017, and income statements for the period October 1, 2018 to September 30, 2019, October 1, 2017 to September 30, 2018 and October 1, 2016 to September 30, 2017.  The financial information below is based on unaudited financial statements and has been prepared and furnished by each portfolio company or derived from publicly available filings which, in any case, were not prepared by the Company.

	RuMe	MVC Automotive	RuMe	MVC Automotive	RuMe	MVC Automotive
Balance Sheet	As of September 30,	As of September 30,	As of September 30,	As of September 30,	As of September 30,	As of September 30,
All numbers in thousands	2019	2019	2018	2018	2017	2017
Assets:
Total current assets	$1,328	$62,900	$1,795	$68,102	$2,495	$48,217
Total non-current assets	333	24,200	398	24,226	596	24,938
Total Assets	$1,661	$87,100	$2,193	$92,328	$3,091	$73,155
Liabilities and Sharholders Equity:
Current Liabilities	$6,912	$69,373	$6,463	$74,974	$4,639	$54,859
Long-term liabilities	5,141	15,372	3,717	14,965	3,434	16,319
Shareholders Equity	(10,392)	2,355	(7,987)	2,389	(4,982)	1,977
Total Liabilities and Shareholders Equity	$1,661	$87,100	$2,193	$92,328	$3,091	$73,155

Balance Sheet All numbers in thousands	Equus As of September 30, 2019	Equus As of September 30, 2018	Equus As of September 30, 2017
Assets:
Investments in portfolio securities at fair value	$42,904	$37,192	$29,274
Cash, cash equivilents, tempory cash investments and restricted cash	32,044	25,371	30,561
Other assets	1,252	1,224	1,106
Total assets	$76,200	$63,787	$60,941

Liabilities:
Borrowing under margin account	$26,991	$16,995	$17,992
Other liabilites	185	221	950
Total Liabilities	$27,176	$17,216	$18,942
Net Assets	$49,024	$46,571	$41,999

	RuMe	MVC Automotive	RuMe	MVC Automotive	RuMe	MVC Automotive
	For the Period from	For the Period from	For the Period from	For the Period from	For the Period from	For the Period from
Income Statement	October 1, 2018 to	October 1, 2018 to	October 1, 2017 to	October 1, 2017 to	October 1, 2016 to	October 1, 2016 to
All numbers in thousands	September 30, 2019	September 30, 2019	September 30, 2018	September 30, 2018	September 30, 2017	September 30, 2017
Net Sales & Revenue	$6,120	$173,165	$8,500	$193,719	$13,031	$173,687
Cost of Sales	3,823	156,804	5,644	176,017	7,768	159,183
Gross Margin	2,297	16,361	2,856	17,702	5,263	14,504
Operating Expenses	3,480	13,858	4,725	15,483	6,672	14,612
Operating Income	(1,183)	2,503	(1,869)	2,219	(1,409)	(108)
Income Tax (Benefit)	0	(17)	0	115	0	210
Interest Expense	926	2,171	728	1,613	677	1,366
Other Expenses (Income), Net	(49)	348	(24)	73	(34)	(611)
Net Income (Loss)	$(2,060)	$1	$(2,573)	$418	$(2,052)	$(1,073)

	Equus	Equus	Equus
Income Statement All numbers in thousands	For the Period from October 1, 2018 to September 30, 2019	For the Period from October 1, 2017 to September 30, 2018	For the Period from October 1, 2016 to September 30, 2017
Investment income	$361	$436	$631
Total expenses	3,880	3,845	4,581
Net investment loss	(3,519)	(3,409)	(3,950)
Net realized gain (loss)	(2,742)	4	(9)
Net change in unrealized
appreciation (depreciation) of portfolio securities	8,789	7,813	2,535
Net change in unrealized depreciation of portfolio securities - related party	(395)	(193)	821
Net increase (decrease) in net assets resulting from operations	$2,133	$4,215	$(603)

17.                               Subsequent Events

On November 1, 2019, U.S. Gas made a principal payment of approximately $32.8 million on its second lien loan.

On November 4, 2019, the Company received net proceeds of approximately $1.0 million related to the G3K Displays, Inc. settlement.

On November 5, 2019, the Company received proceeds of approximately $1.0 million related to the Centile escrow.

On November 7, 2019, Legal Solutions made a $2.1 million principal payments on its loan.

On November 8, 2019, the Company received proceeds of approximately $2.7 million from the PE Fund related to the sale of Focus Pointe, a portfolio company of the PE Fund.  The Company’s pro-rata share of the PE Fund’s cost basis in the Focus Pointe investment totaled approximately $1.9 million, resulting in a realized gain of approximately $800,000.  The Company also received a carried interest payment from the PE Fund of approximately $48,000 related to the sale, which was recorded as additional realized gains.

On November 8, 2019, the Company received proceeds of approximately $291,000 from the PE Fund related to tax refunds received by the PE Fund related to Plymouth Rock Energy, LLC.  The additional proceeds were recorded as realized gains.  The Company also received a carried interest payment from the PE Fund of approximately $11,000 related to these proceeds, which was recorded as additional realized gains.

On November 14, 2019, the Company loaned $50,000 to RuMe on its line of credit, increasing the balance to approximately $2.1 million.

On November 25, 2019, the Company loaned approximately $1.1 million to Security Holdings, increasing its senior subordinated loan outstanding amount to approximately $7.1 million.

On December 13, 2019, the Company loaned approximately $1.6 million to Jedson, increasing the first lien loan to approximately $7.6 million.

On December 13, 2019, the Company loaned approximately $1.0 million to Security Holdings, increasing its senior subordinated loan outstanding amount to approximately $8.1 million.

On January 1, 2020, Array repaid its second lien loan in full, including all accrued interest totaling approximately $6.4 million.  The Company also received approximately $28,000 for the sale of the warrant, which was recorded as a realized gain.

On January 10, 2020, Essner repaid its first lien loan in full, including all accrued interest totaling approximately $3.6 million.

On January 10, 2020, the Company loaned approximately $3.8 million to Apex, increasing the first lien loan to approximately $18.8 million.  The maturity date of the loan was extended to May 15, 2020.  The Company also received a warrant as part of this investment.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

MVC Capital, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of MVC Capital, Inc. (a Delaware corporation) and subsidiaries (the “Company”), including the consolidated schedule of investments, as of October 31, 2019 and 2018, the related consolidated statements of operations, cash flows and changes in net assets for each of the three years in the period ended October 31, 2019, and the related notes and selected per share data and ratios and financial statement schedule included under Item 15(a)(2)  (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2019 and 2018, and the results of its operations, its cash flows and changes in net assets for each of the three years in the period ended October 31, 2019, and its selected per share data and ratios for each of the five years in the period ended October 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of October 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated January 14, 2020 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included verification by confirmation of securities as of October 31, 2019 and 2018, by correspondence with the portfolio companies and custodians. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015

New York, New York

January 14, 2020

Item 9.                                                         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management has conducted an evaluation, under the supervision of, and with the participation of, the individual who performs the functions of a Principal Executive Officer (the “CEO”) and the individual who performs the functions of a Principal Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2019. Based upon that evaluation, management has concluded that the Company’s disclosure controls and procedures are effective as of October 31, 2019.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s CEO and CFO as appropriate, to allow timely decisions regarding required disclosure.

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

Management, including the Company’s CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2019. In making this assessment, management used the criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, management concluded that the Company maintained effective internal control over financial reporting as of October 31, 2019.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

MVC Capital, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of MVC Capital, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of October 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended October 31, 2019, and our report dated January 14, 2020 expressed an unqualified opinion on those financial statements.

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

January 14, 2020

ITEM 9B.                                       OTHER INFORMATION

None.

PART III

Item 10.                                                  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors and the officers of the Company, including brief biographical information, as of January 1, 2020, is set forth below.

(1) Name, Address and Age	(2) Positions(s) Held with the Company	(3) Term of Office/ Length of Time Served	(4) Principal Occupation(s) During Past 5 Years	(5) Number of Portfolios in Company Complex Overseen by Director or Nominee for Director	(6) Other Directorships Held by Director or Nominee for Director During Past 5 Years
Independent Directors

Emilio Dominianni 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 88	Director	1 year/16 years, 9 months

Mr. Dominianni is a retired Partner of, and was Special Counsel to, Coudert Brothers LLP, a law firm. He is currently a director of Stamm International Corporation, Powrmatic Inc. and Powrmatic of Canada Ltd., manufacturers and distributors of heating, ventilating, and air conditioning equipment. Mr. Dominianni was previously a director of Powrmatic Ltd. and SF Ltd..

				None(1)	See column 4

(1) Name, Address and Age	(2) Positions(s) Held with the Company	(3) Term of Office/ Length of Time Served	(4) Principal Occupation(s) During Past 5 Years	(5) Number of Portfolios in Company Complex Overseen by Director or Nominee for Director	(6) Other Directorships Held by Director or Nominee for Director During Past 5 Years

Phillip Goldstein 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 74	Director	1 year/7 years, 2 months

Mr. Goldstein is a principal of Bulldog Holdings, LLC, the owner of several entities serving as the general partner of several investment partnerships in the Bulldog Investors group of private funds, and the owner of Kimball & Winthrop, LLC, the managing general partner of Bulldog Investors General Partnership, since 2012; additionally, Mr. Goldstein is a principal of Bulldog Investors, LLC, the investment adviser for Special Opportunities Fund, several private investment funds, and separately managed accounts, since 2009. Mr. Goldstein is (or was previously) a Director or Trustee of the following closed-end funds: Mexico Equity and Income Fund since 2000; Special Opportunities Fund since 2009; High Income Securities Fund since 2018; and Swiss Helvetia Fund, Inc. since 2018. Mr. Goldstein also is (or was previously) a Director or Trustee of the following companies: Crossroads Liquidating Trust since 2016; Brookfield DTLA Fund Office Trust Investor, Inc., a subsidiary of a large commercial real estate company, since 2017; Chairman and Director of Emergent Capital, Inc. (formerly known as Imperial Holdings Inc.).

				None(1)	See column 4

(1) Name, Address and Age	(2) Positions(s) Held with the Company	(3) Term of Office/ Length of Time Served	(4) Principal Occupation(s) During Past 5 Years	(5) Number of Portfolios in Company Complex Overseen by Director or Nominee for Director	(6) Other Directorships Held by Director or Nominee for Director During Past 5 Years

Gerald Hellerman 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 82	Director	1 year/16 years, 9 months

Mr. Hellerman owned and served as Managing Director of Hellerman Associates, a financial and corporate consulting firm, from the firm’s inception in 1993 until it ceased operations in 2013. Mr. Hellerman currently serves as a director and chief compliance officer for The Mexico Equity and Income Fund, Inc. and for Special Opportunities Fund, Inc. Mr. Hellerman currently serves as Trustee of Crossroads Liquidating Trust (formerly BDCA Venture, Inc.). Mr. Hellerman also serves as a Trustee and Chairman of the audit committee of Fiera Capital Series Trust, as a director and member of the audit committee, and Chairman of the pricing committee of The Swiss Helvetia Fund, Inc., and as trustee and Chairman of the audit committee of High Income Securities Fund. Mr. Hellerman was previously a director of Ironsides Partners Opportunity Offshore Fund Ltd. and director and chairman of the audit committee of Emergent Capital, Inc. (formerly known as Imperial Holdings Inc.).

				None(1)	See column 4

(1) Name, Address and Age	(2) Positions(s) Held with the Company	(3) Term of Office/ Length of Time Served	(4) Principal Occupation(s) During Past 5 Years	(5) Number of Portfolios in Company Complex Overseen by Director or Nominee for Director	(6) Other Directorships Held by Director or Nominee for Director During Past 5 Years

Douglas A. Kass 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 70	Director	1 year/7 months

Mr. Kass is the President of Seabreeze Partners Management, Inc., a hedge fund sponsor and the General Partner of Seabreeze Partners L.P., which he founded in 2002. From 2005 to 2009, Mr. Kass managed a dedicated short fund, Seabreeze Partners Short L.P. Mr. Kass also served as the portfolio manager and principal of Demours Capital Management, LLC, which was the general partner and investment manager of the hedge funds Circle T. Market Neutral Fund, L.P. and Circle T. Market Neutral Offshore Fund, Ltd., from 2003 to 2004. From 1997 to 2003, Mr. Kass was the general partner of Kass Partners, LLC, the predecessor firm to Kass Partners, Ltd. Prior to that, from 1995 to 1996, he served as Senior Portfolio Manager at Omega Advisors, an employee owned hedge fund sponsor.

				None(1)	See column 4

(1) Name, Address and Age	(2) Positions(s) Held with the Company	(3) Term of Office/ Length of Time Served	(4) Principal Occupation(s) During Past 5 Years	(5) Number of Portfolios in Company Complex Overseen by Director or Nominee for Director	(6) Other Directorships Held by Director or Nominee for Director During Past 5 Years

Robert Knapp Ironsides Partners LLC 100 Summer Street 27th Floor Boston, MA 02108 Age: 53	Director	1 year/16 years, 9 months

Mr. Knapp is the Founder and CIO of Ironsides Partners LLC, a Boston based investment manager specializing in closed-end funds, holding companies, and asset value investing generally. Ironsides and related entities serve as the manager and general partner to various funds and managed accounts for institutional clients. Mr. Knapp is director of Okeanis Eco Tankers (OSE: OET.NO), a director of Emergent Capital (Nasdaq OTC: EMGC), as well as the Pacific Alliance Asia Opportunity Fund and its related entities and Pacific Alliance Group Asset Management Ltd., based in Hong Kong. Mr. Knapp is also a principal and director of Africa Opportunity Partners Limited (“AOP”), a Cayman Islands company that serves as the investment manager to Africa Opportunity Fund Limited (“AOF”), a closed-end investment company incorporated in the Cayman Islands that trades on the London Stock Exchange. Mr. Knapp also serves as a member of the Board of Managers of Veracity Worldwide LLC. Mr. Knapp was formerly an independent, nonexecutive director of Castle Private Equity AG (SWX: CPEN) and was formerly a director of MPC Container Ships (XOSL:MPCCME). Prior

				None(1)	See column 4

(1) Name, Address and Age	(2) Positions(s) Held with the Company	(3) Term of Office/ Length of Time Served	(4) Principal Occupation(s) During Past 5 Years	(5) Number of Portfolios in Company Complex Overseen by Director or Nominee for Director	(6) Other Directorships Held by Director or Nominee for Director During Past 5 Years

to founding Ironsides, Mr. Knapp was a managing director for over ten years with Millennium Partners, based in New York. In the non-profit sector, Mr. Knapp serves as a director of the Massachusetts Eye and Ear Infirmary, and is a Trustee of the Children’s School of Science and the Sea Education Association, both of Woods Hole, MA.

Scott D. Krase Oak Hill Advisors 1114 Avenue of the Americas, 27th Floor New York, NY 10036 Age: 52	Director	1 year/1 year, 2 months

Mr. Krase, CFA, serves as the Senior Advisor on the Investment Team of Oak Hill Advisors, L.P. (“Oak Hill”), an investment manager which he cofounded in 1993. At Oak Hill, Mr. Krase was a Senior Partner with portfolio management responsibilities in the U.S. and Europe. Prior to founding Oak Hill, Mr. Krase worked at TSA Capital Management, an investment manager, where he was a portfolio manager responsible for global asset allocation, from 1992 to 1993. He also worked in the mergers and acquisitions departments for several investment banks including Gleacher & Co. Ltd. (OTCMKTS: GLCH) from 1990 to 1991 and Salomon Brothers, Inc. (formerly NYSE: SB) from 1989 to 1990. During his career, Mr. Krase has served as a lead participant on numerous creditor committees. In addition, Mr. Krase served two terms as Chairman of

				None(1)	See Column 4

(1) Name, Address and Age	(2) Positions(s) Held with the Company	(3) Term of Office/ Length of Time Served	(4) Principal Occupation(s) During Past 5 Years	(5) Number of Portfolios in Company Complex Overseen by Director or Nominee for Director	(6) Other Directorships Held by Director or Nominee for Director During Past 5 Years

Loan Syndications and Trading Association, an industry organization, from 2005 to 2007. Previously, he served on the boards of Bulk Maritime, a private holding company from 2012, Grove Industries, one of the world’s leading producers of mobile hydraulic cranes, and eNet Communications, the largest alternative telecommunications network in Ireland from 2013 to 2017. Mr. Krase also serves on the boards of several non-profit organizations, including The Third Option Foundation beginning January 2017, Venture for America beginning January 2016 and Castle Athletics beginning 2009, and he founded the non-profit, one2one USA Foundation, in October 2016. Mr. Krase received a B.S. from The Wharton School of the University of Pennsylvania.

William Taylor 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 77	Director	1 year/13 years, 10 months

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

Officer and Nominees for Interested Directors

Warren Holtsberg(2) 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 69	Director	1 year/12 years, 8 months

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

Technology Funds and as Chairman Emeritus of the Board of UI Labs. Previously, Mr. Holtsberg served as a board member of Illinois Ventures, the venture investment arm for the University of Illinois through 2015. Mr. Holtsberg also serves as a director for MVC Partners LLC and is on the board of managers of MVC Cayman. Mr. Holtsberg previously served as director of U.S. Gas & Electric, Inc.

Michael Tokarz(3) 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 70	Director/ Principal Executive Officer	1 year/16 years, 1 month

Mr. Tokarz currently serves as Chairman and Portfolio Manager of the Company and as Manager of the Adviser. Mr. Tokarz is also the Managing Member of The Tokarz Group, a private merchant bank, since 2002. In addition, Mr. Tokarz is a principal and investment team member of PPC Enterprises LLC, a registered investment adviser. Prior to this, Mr. Tokarz was a senior General Partner and Administrative Partner at Kohlberg Kravis Roberts & Co., a private equity firm specializing in management buyouts. He also currently serves on the corporate board of Mueller Water Products, Inc. He is Chairman Emeritus and is a member of the Board of the University of Illinois Foundation, and serves on its executive committee, investment policy committee and finance committee. He is also a

				None(1)	See column 4

(1) Name, Address and Age	(2) Positions(s) Held with the Company	(3) Term of Office/ Length of Time Served	(4) Principal Occupation(s) During Past 5 Years	(5) Number of Portfolios in Company Complex Overseen by Director or Nominee for Director	(6) Other Directorships Held by Director or Nominee for Director During Past 5 Years

member of the Board of Managers for Illinois Ventures, LLC and Illinois Emerging Technology Fund LLC. Mr. Tokarz serves as a director for the following portfolio companies of the Fund: MVC Automotive Group GmbH and MVC Partners LLC. He also serves as a director of Focus Pointe Global and Gibdock Limited, portfolio companies of MVC Private Equity Fund, L.P. He was previously on the board of CNO Financial, Walter Investment Management, Walter Energy, IDEX Corporation, RJR Nabisco, Beatrice Foods, Con Agra Corporation, Safeway, Lomonosov, Plymouth Rock Energy, LLC, Custom Alloy Corporation, and Athleta, Inc. Additionally, he was on the boards of Turf Products, LLC, until the asset was converted to debt, Timberland Machines & Irrigation, Inc., Dakota Growers Pasta Company, Harmony Health and Beauty, Inc., Harmony Pharmacy & Health Centers, Inc., Summit Research Labs, Inc., Ohio Medical Corporation, and Huamei Capital Company, formerly portfolio companies of the Company.

Executive Officers

Scott Schuenke 287 Bowman Avenue 2nd Floor Purchase, NY 10577	Chief Financial Officer	Indefinite term/ 6 years, 2 months	Mr. Schuenke currently serves as the Chief Financial Officer of the Adviser, in addition to his	N/A	N/A

(1) Name, Address and Age	(2) Positions(s) Held with the Company	(3) Term of Office/ Length of Time Served	(4) Principal Occupation(s) During Past 5 Years	(5) Number of Portfolios in Company Complex Overseen by Director or Nominee for Director	(6) Other Directorships Held by Director or Nominee for Director During Past 5 Years

Age: 40

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

Kevin Byrne 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 60	Chief Compliance Officer	Indefinite/4 years, 10 months

Mr. Byrne currently serves as Chief Compliance Officer of the Adviser, in addition to his service as Chief Compliance Officer of the Company. He currently serves as Chief Compliance Officer for PPC Enterprises, LLC. Mr. Byrne previously served as Financial, Administrative and Compliance

				N/A	N/A

(1) Name, Address and Age	(2) Positions(s) Held with the Company	(3) Term of Office/ Length of Time Served	(4) Principal Occupation(s) During Past 5 Years	(5) Number of Portfolios in Company Complex Overseen by Director or Nominee for Director	(6) Other Directorships Held by Director or Nominee for Director During Past 5 Years

Consultant/Member at Fisher Capital Corp, LLC and as a Compliance Consultant to the Adviser from November 2013 to December 2014.

Jaclyn Rothchild 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 41	Vice President/ Secretary	Indefinite term/15 years, 1 month; Indefinite term/15 years, 10 months

Ms. Rothchild currently serves as Vice President and Secretary of the Adviser, in addition to her service as Vice President and Secretary of the Company. Prior to joining the Company in June 2002, she was an Associate and Business Manager with Draper Fisher Jurvetson meVC Management Co. LLC, the former investment sub-adviser to the Company, and an Associate at The Bank Companies (acquired by Newmark & Co. Real Estate), a commercial real estate company. Ms. Rothchild serves as Vice President and Chief Operating Officer of Eleventh Street Partners, Inc., a strategy consulting firm. Ms. Rothchild serves on the Board of MVC Partners LLC, a portfolio company of the Company. Ms. Rothchild was formerly an Advisory Board member of Forward Health.

				N/A	N/A

(1)Other than the Company.

(2)Mr. Holtsberg is an “interested person,” as defined in the 1940 Act, of the Company (an “Interested Director”) because of his employment with the Adviser.

(3)Mr. Tokarz is an Interested Director because he serves as an officer of the Company.

In determining to propose each of the nominees for election by stockholders as Directors, the Nominating Committee and the Board considered a variety of factors, including their professional background and experience and, in the case of the nominees who are currently serving as directors, their ongoing contributions to the Board. Mr. Douglas Kass was elected as a Director at the 2019 Annual Meeting. He was nominated on the recommendation of a stockholder. In particular, the Nominating Committee and the Board considered Mr. Kass’s background and experience in financing and investments. The Board noted the nominees’ collective knowledge and experience in financial services, legal and financial analysis, corporate finance, asset management, portfolio management and accounting, all of which strengthen the Board’s collective qualifications. The Nominating Committee members considered that Messrs. Tokarz and Holtsberg are not Independent Directors but recognized that they represent the Adviser, and, as such, help foster the Board’s direct access to information regarding the Adviser, which is the Fund’s most significant service provider.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the 1934 Act, and Section 30(h) of the 1940 Act, taken together, require that the Directors, officers of the Company and beneficial owners of more than 10% of the equity securities of the Company (collectively, “Reporting Persons”) file with the SEC reports of their beneficial ownership and changes in their beneficial ownership of the Company’s securities. Based solely on its review of the copies of such reports, the Company believes that each of the Reporting Persons who was a Reporting Person during the fiscal year ended October 31, 2019 has complied with applicable filing requirements.

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

The following table sets forth compensation paid by the Company in all capacities during the fiscal year ended October 31, 2019 to all of our Directors. Our Directors have been divided into two groups—Interested Directors and Independent Directors. The Interested Directors are “interested persons,” as defined in the 1940 Act, of the Company. No compensation is paid to the Interested Directors. (The Company is not part of any Fund Complex.) No information has been provided with respect to executive officers of the Company because the Company’s executive officers do not receive any direct compensation from the Company.

Name of Person, Position	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation(1)	Total
Interested Directors
Warren Holtsberg, Director	None	None	None	None
Michael Tokarz, Chairman and Portfolio Manager	None	None	None	None
Independent Directors
Emilio Dominianni, Director	$57,500.00	None	None	$57,500.00
Phillip Goldstein, Director	$48,750.00	None	None	$48,750.00
Gerald Hellerman, Director	$62,500.00	None	None	$62,500.00
Robert Knapp, Director	$62,500.00	None	None	$62,500.00
William Taylor, Director	$51,250.00	None	None	$51,250.00
Scott D. Krase, Director	$57,500.00	None	None	$57,500.00
Douglas A. Kass, Director	$22,500.00	None	None	$22,500.00

(1)Directors do not receive any pension or retirement benefits from the Company.

Effective May 1, 2014, the fees payable to Independent Directors and the fees payable to the Chairman of the Audit Committee, Valuation Committee, and Nominating Committee are as follows: Each Independent Director is paid an annual retainer of $70,000 ($80,000 for the Chairman of the Audit Committee and the non-Chairman members of the Valuation Committee and $90,000 for the Chairman of the Valuation Committee) for up to five in-person Board meetings and committee meetings per year. In the event that more than five in-person Board meetings and committee meetings occur, each Director will be paid an additional $1,000 for an in-person meeting. More recently, however, effective November 2017, the Board approved a 25% reduction in the compensation of each of the Independent Directors (calculated pursuant to the foregoing structure then reduced by 25%) until the Company’s NAV discount is 10% or less. Further, effective July 1, 2019, the following reduced structure was approved:  each Independent Director will be paid an annual retainer of $45,000 and each Independent Director serving on the Audit Committee and/or the Valuation Committee will be paid an additional $5,000 for service to each such Committee ($7,500 for the Chair of each such Committee). Each Independent Director is also reimbursed by the Company for reasonable out-of-pocket expenses. The Directors do not receive any pension or retirement benefits from the Company.

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

Item 12.                                                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Director Equity Ownership

The following table sets forth, as of January 1, 2020 with respect to each Director, certain information regarding the dollar range of equity securities beneficially owned in the Company. The Company does not belong to a family of investment companies.

(1) Name of Director or Nominee	(2) Dollar Range of Equity Securities in the Company	(3) Aggregate Dollar Range of Equity Securities of All Funds/Companies Overseen or to be Overseen by Director or Nominee in Family of Investment Companies
Independent Directors
Emilio Dominianni	Over $100,000	Over $100,000
Phillip Goldstein	Over $100,000	Over $100,000
Gerald Hellerman	Over $100,000	Over $100,000
Douglas Kass	None	None
Robert Knapp	Over $100,000	Over $100,000
Scott D. Krase	None	None
William Taylor	Over $100,000	Over $100,000
Interested Directors
Warren Holtsberg(1)	$50,001-$100,000	$50,001-$100,000
Michael Tokarz(2)	Over $100,000	Over $100,000

(1)Mr. Holtsberg is an Interested Director because of his employment with the Adviser.
(2)Mr. Tokarz is an Interested Director because he serves as an officer of the Company and controls the Adviser.

The following table sets forth, as of January 1, 2020, each stockholder who owned more than 5% of the Company’s outstanding shares of common stock, each current director, the Company’s executive officers, and the directors and executive officers as a group. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power.

Shareholder Name and Address	Amount of Shares Owned		Percentage of Company Held
Wynnefield Partners Small Cap Value, L.P. I 450 7th Avenue, Suite 509 New York, NY 10123	1,514,379	(1)	8.54%

Leon G. Cooperman St. Andrew’s Country Club 7118 Melrose Castle Lane Boca Raton, FL 33496	1,710,501	(2)	9.65%

West Family Investments Inc. 1603 Orrington Avenue Suite 810 Evanston, IL 60201	1,211,628	(3)	6.89%

Interested Directors
Warren Holtsberg	8,000		*
Michael Tokarz	1,000,099.56		5.64%

Independent Directors
Emilio Dominianni	59,670.06		*
Phillip Goldstein	13,666	**	*
Gerald Hellerman	68,000		*
Robert Knapp	368,746.37		2.08%
Scott D. Krase	0.0		0.0
William Taylor	50,984.74		*

Executive Officers
Scott Schuenke	3,633.02		*
Jaclyn Shapiro-Rothchild	3,876.26		*
Kevin Byrne	0		*
All directors and executive officers as a group (10 in total)**	1,576,676.01		8.92%

(1)	Based on information contained in the Form 13F filed with the SEC on November 14, 2019.
(2)	Based on information contained in the Schedule 13F filed with the Commission on November 14, 2019.
(3)	Based on information contained in the Schedule 13F filed with the Commission on November 13, 2019.
*	Less than 1%.
**	Unless indicated by footnote above, none of the Directors or Executive Officers’ Shares are pledged as security.

Item 13.                                                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to the Company. For example, the Company has a Code of Ethics that generally prohibits, among others, any officer or director of the Company from engaging in any transaction where there is a conflict between such individual’s personal interest and the interests of the Company. As a business development company, the 1940

Act also imposes regulatory restrictions on the Company’s ability to engage in certain related-party transactions. However, the Company is permitted to co-invest in certain portfolio companies with its affiliates to the extent consistent with applicable law or regulation and, if necessary, subject to specified conditions set forth in an exemptive order obtained from the SEC. On August 28, 2017, the Company received an exemptive order from the SEC (the “Order”) that allows it to co-invest, subject to certain conditions, with certain affiliated private funds in first lien, second lien, mezzanine, structured debt and structured equity investments in small and middle market businesses and to undertake certain “follow-on” investments in companies in which the Company has already co-invested pursuant to the Order. TTG Advisers has formed the TTGA C-I MMF LP (the “Insurance Fund”) & TTGA C-1 LP funds, which were co-applicants for the granted exemptive relief. For the fiscal year ended October 31, 2019, there was one (1) investment made pursuant to the Order. As a matter of policy, our Board has required that any related-party transaction (as defined in Item 404 of Regulation S-K) must be subject to the advance consideration and approval of the Independent Directors, in accordance with applicable procedures set forth in Section 57(f) of the 1940 Act.

The principal equity owner of TTG Advisers is Mr. Tokarz, our Chairman. Our senior officers and Mr. Holtsberg, a Director of the Company, have other financial interests in TTG Advisers (i.e., based on TTG Advisers’ performance). In addition, our officers and the officers and employees of TTG Advisers may serve as officers, directors or principals of entities that operate in the same or related line of business as we do or of investment funds managed by TTG Advisers or our affiliates. However, TTG Advisers intends to allocate investment opportunities in a fair and equitable manner. Our Board of Directors has approved a specific policy in this regard that is set forth in the present Form 10-K for the fiscal year ended October 31, 2019.

Further, Mr. Tokarz is a co-founder of PPC Enterprises LLC (“PPC”), a registered investment adviser that provides advisory services to Series A of Public Pension Capital, LLC (the “PPC Fund”). As a result of this relationship and pursuant to a shared services arrangement with PPC, certain of PPC’s principals and other PPC investment professionals may make themselves available, from time to time, to consult with the Adviser on investment matters relating to MVC or the PE Fund. In this connection, certain employees of PPC are “associated persons” of TTG Advisers when providing certain services on behalf of the Adviser and, in this capacity, are subject to its oversight and supervision. Likewise, the Adviser makes available to PPC certain investment professionals that are employed by the Adviser to provide services for PPC and the PPC Fund.

Item 14.                                                  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees:

The aggregate fees billed as of the day immediately prior to the date of this filing for professional services rendered by Grant Thornton LLP for the audit of the Company’s annual financial statements and review of financial statements in the Form 10-Qs for the fiscal years ended October 31, 2019 and October 31, 2018 were $651,000 and $967,300, respectively.

Audit-Related Fees:

The aggregate fees billed as of the day immediately prior to the date of this filing by Grant Thornton LLP for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended October 31, 2019 and October 31, 2018 were $0 and $30,000, respectively.

Tax Fees:

The aggregate fees billed as of the day immediately prior to the date of this filing by Grant Thornton LLP for services rendered with respect to tax compliance, tax advice and tax planning for the fiscal years ended October 31, 2019 and October 31, 2018 were $0 and $26,090, respectively.

All Other Fees:

The aggregate fees billed as of the day immediately prior to the date of this filing by Grant Thornton LLP for any other products or services for the fiscal years ended October 31, 2019 and October 31, 2018 were $0 and $0, respectively.

The Audit Committee Charter requires that the Audit Committee pre-approve all audit and non-audit services to be provided to the Company by the independent accountants; provided, however, that the Audit Committee may specifically authorize its Chairman to pre-approve the provision of any non-audit services to the Company.  Further, the foregoing pre-approval policy may be waived, with respect to the provision of any non-audit services, consistent with the exceptions provided for in the federal securities laws.  All of the audit and tax services provided by Grant Thornton LLP for the fiscal years ended October 31, 2018 and October 31, 2019 were pre-approved by the Audit Committee or its Chairman.  For the fiscal years ended October 31, 2018 and October 31, 2019, the Company’s Audit Committee did not waive the pre-approval requirement with respect to any non-audit services provided to the Company by Grant Thornton LLP.

PART IV

Item 15.                                                  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

(a)(1)	Financial Statements	Page(s)

	Consolidated Balance Sheets
	October 31, 2019 and October 31, 2018	100

	Consolidated Schedule of Investments
	October 31, 2019	101-102
	October 31, 2018	103-104

	Consolidated Statement of Operations
	For the Year Ended October 31, 2019, the Year Ended October 31, 2018 and the Year Ended October 31, 2017	105

	Consolidated Statement of Cash Flows
	For the Year Ended October 31, 2019, the Year Ended October 31, 2018 and the Year Ended October 31, 2017	106

	Consolidated Statement of Changes in Net Assets
	For the Year Ended October 31, 2019, the Year Ended October 31, 2018 and the Year Ended October 31, 2017	107

	Consolidated Selected Per Share Data and Ratios
	For the Year Ended October 31, 2019, the Year Ended October 31, 2018, the Year Ended October 31, 2017, the Year Ended October 31, 2016 and the Year Ended October 31, 2015	108

	Notes to Consolidated Financial Statements	109-157

	Report of Independent Registered Public Accounting Firm	158

(a)(2)	The following financial statement schedules are filed here with:

	Schedule 12-14 of Investments in and Advances to Affiliates	188

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

3.4	Sixth Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.(A) filed with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on March 12, 2014)

3.5	Eighth Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on November 5, 2018)

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

Exhibit Number	Description

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

10.12

Form of Third Amendment to Fund Administration Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC (Incorporated by reference to Exhibit 10.15 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on October 15, 2015)

10.13

Form of Fourth Amendment to Fund Administration Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC (Incorporated by reference to Exhibit 10.4 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 11, 2018)

10.14

Form of Fund Accounting Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit 99.k.7 filed with Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on February 21, 2006)

10.15

Form of First Amendment to Fund Accounting Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit10.3 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 4, 2009)

10.16

Form of Second Amendment to Fund Accounting Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit 10.2 with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 11, 2012)

10.17

Form of Third Amendment to Fund Accounting Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC (Incorporated by reference to Exhibit 10.18 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on October 15, 2015)

10.18

Form of Fourth Amendment to Fund Accounting Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC (Incorporated by reference to Exhibit 10.5 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 11, 2018)

10.19

Form of Custody Agreement between Registrant and JP Morgan Chase Bank, N.A., (Incorporated by reference to Exhibit 10 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on December 21, 2010).

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

10.25

Third Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company (Incorporated by reference to Exhibit 10(A) with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on September 9, 2014

10.26

Fourth Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company (Incorporated by reference to Exhibit 10.26 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on October 15, 2015)

10.27

Fifth Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company (Incorporated by reference to Exhibit 10.27 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on October 15, 2015

10.28

Sixth Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company (Incorporated by reference to Exhibit 10.28 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on October 15, 2015

10.29

Seventh Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company (Incorporated by reference to Exhibit 10(A) filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on January 29, 2016)

10.30

Eighth Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company (Incorporated by reference to Exhibit 10 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on August 29, 2016)

10.31

Ninth Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company (Incorporated by reference to Exhibit 10 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on March 13, 2017)

10.32

Tenth Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company (Incorporated by reference to Exhibit 10 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on September 11, 2017)

10.33

Eleventh Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on September 10, 2018)

10.34

Loan Agreement between MVC Capital, Inc. and Firstrust Bank (Incorporated by reference to Exhibit 10.29 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on October 15, 2015)

10.35

Amended and Restated Loan Agreement between MVC Capital, Inc. and Firstrust Bank (Incorporated by reference to Exhibit 10.30 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on October 15, 2015)

10.36

Amendment to the Amended and Restated Loan Agreement between MVC Capital, Inc. and Firstrust Bank (Incorporated by reference to Exhibit 10(A) with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on December 1, 2015)

10.37

Credit Agreement between MVC Capital, Inc., Santander Bank, N.A. and Wintrust Bank (Incorporated by reference to Exhibit 10(B) with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on January 29, 2016)

Exhibit Number	Description

10.38

First Amendment to the Credit Agreement between MVC Capital, Inc., Santander Bank, N.A. and Wintrust Bank (Incorporated by reference to Exhibit 10.35 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on January 17, 2017)

10.39

Second Amendment to the Credit Agreement between MVC Capital, Inc., Santander Bank, N.A. and Wintrust Bank (Incorporated by reference to Exhibit 10 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 8, 2017)

10.40

Third Amendment to the Credit Agreement between MVC Capital, Inc., Santander Bank, N.A. and Wintrust Bank (Incorporated by reference to Exhibit 10.36 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on January 16, 2018)

10.41

Fourth Amendment to the Credit Agreement between MVC Capital, Inc., Santander Bank, N.A. and Wintrust Bank (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 11, 2018)

10.42

Fifth Amendment to the Credit Agreement between MVC Capital, Inc., Santander Bank, N.A. and Wintrust Bank (Incorporated by reference to Exhibit 10.2 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 11, 2018)

10.43

Sixth Amendment to the Credit Agreement between MVC Capital, Inc., Santander Bank, N.A. and Wintrust Bank (Incorporated by reference to Exhibit 10.44 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on January 14, 2019)

10.44

Stock Purchase Agreement and Plan of Merger, dated April 24, 2017, among Equus Total Return, Inc., ETR Merger Sub, Inc., and certain shareholders of U.S. Gas & Electric, Inc. (incorporated by reference to Exhibit 2.1 of Equus Total Return, Inc.’s Current Report on Form 8-K filed April 24, 2017)

10.45

Amendment No. 1 to Share Exchange Agreement, dated April 24, 2017, between Equus Total Return, Inc. and MVC Capital, Inc. (incorporated by reference to Exhibit 2.2 of Equus Total Return, Inc.’s Current Report on Form 8-K filed April 24, 2017)

10.46

Agreement and Plan of Merger, by and among Verengo, Inc., Mace Merger Sub., Inc., U.S. Gas & Electric, Inc., MVC Capital, Inc., James B. Wiser, Crius Energy Trust, and Crius Solar Fulfillment, LLC dated as of May 30, 2017 (Previously filed as Exhibit 2.1 filed with Registrant’s Current Report on Form 8-K (File No. 814-00201) filed on June 1, 2017)

12.2

Statement of Computation of Ratios of Earnings to Fixed Charges. (Previously filed as Exhibit 99.2 filed with Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form N-2 (File No. 333-184803) filed on April 26, 2013)

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

21.3

Financial Statements (as of 12/31/2014) of Ohio Medical Corporation (unaudited by MVC Capital, Inc. but based on audited financial statements prepared and provided by the portfolio company) (Incorporated by reference to Exhibit 21.3 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on May 16, 2016)

21.4

Financial Statements (as of 12/31/2014 and excludes financial information of a subsidiary dealership and the parent company) of MVC Automotive Group GmbH, a current significant subsidiary (unaudited by MVC Capital, Inc. but based on audited financial statements prepared and provided by the portfolio company) (Incorporated by reference to Exhibit 21.4 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on May 16, 2016)

21.5

Financial Statements (as of 12/31/2015) of MVC Automotive Group GmbH, a current significant subsidiary (unaudited by MVC Capital, Inc. but based on audited financial statements prepared and provided by the portfolio company)

21.6

Financial Statements (as of 12/31/2016) of MVC Automotive Group GmbH, a current significant subsidiary (unaudited by MVC Capital, Inc. but based on audited financial statements prepared and provided by the portfolio company)

21.7

Financial Statements (as of 12/31/2017) of MVC Automotive Group GmbH, a current significant subsidiary (unaudited by MVC Capital, Inc. but based on audited financial statements prepared and provided by the portfolio company)

21.8

Financial Statements (as of 12/31/2017) of RuMe Inc., a current significant subsidiary (unaudited by MVC Capital, Inc. but based on audited financial statements prepared and provided by the portfolio company)

21.9

Financial Statements (as of 12/31/2017) of MVC Automotive Group GmbH, a current significant subsidiary (unaudited by MVC Capital, Inc. but based on audited financial statements prepared and provided by the portfolio company)

22.0

Financial Statements (as of 12/31/2017) of RuMe Inc., a current significant subsidiary (unaudited by MVC Capital, Inc. but based on audited financial statements prepared and provided by the portfolio company)

22.1*

Financial Statements (as of 12/31/2018) of MVC Automotive Group GmbH, a current significant subsidiary (unaudited by MVC Capital, Inc. but based on audited financial statements prepared and provided by the portfolio company)

22.2*

Financial Statements (as of 12/31/2018) of RuMe Inc., a current significant subsidiary (unaudited by MVC Capital, Inc. but based on audited financial statements prepared and provided by the portfolio company)

31*	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32*	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*Filed herewith

(b)	Exhibits

	Exhibit No.	Exhibit

	31	Certifications pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

	32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(c)	Financial Statement Schedules

Schedule 12-14	MVC Capital, Inc. and Subsidiaries
Schedule of Invesments in and Advances to Affiliaties

		Net Realized Gain (Loss) for the Period	Amount of Interest or Dividends Credited	October 31, 2018	Gross	Gross	Net Unrealized Appreciation (Depreciation) for the Period	October 31, 2019
Portfolio Company	Investment (1)	(2)	to Income (4)	Fair Value	Additions (5)	Reductions (6)	(3)	Fair Value
Companies More than 25% owned

Equus Total Return, Inc. (Regulated Investment Company)	Common Stock (4,444,644 shares)	(486,649)	—	8,711,502	—	(2,019,589)	(1,817,597)	4,874,316

MVC Automotive Group (Automotive Dealerships)	Common Equity Interest	—	—	18,901,000	1,000,000	—	701,000	20,602,000
	Bridge Loan	—	434,908	7,149,166	—	—	—	7,149,166

MVC Private Equity Fund LP (Private Equity Firm)	General Partnership Interest	297,600	13,499	501,050	—	(193,237)	4,748	312,561
	Limited Partnership Interest	4,886,944	529,194	19,971,526	—	(7,574,879)	(144,265)	12,252,382

RuMe Inc. (Consumer Products)	Common Stock (5,297,548 shares)	—	—	—	—	—	—	—
	Series C Preferred Stock (23,896,634 shares)	—	—	3,401,486	—	—	(1,938,629)	1,462,857
	Series B-1 Preferred Stock (4,999,076 shares)	—	—	1,741,362	—	—	(1,741,362)	—
	Subordinated Loan	—	342,444	3,270,886	339,560	—	—	3,610,446
	Revolver	—	177,084	1,450,000	1,125,613	(500,000)	—	2,075,613
	Revolver	—	6,714	—	233,297	—	—	233,297
	Warrants	—	—	—	258,151	—	1,114,228	1,372,379

Total companies more than 25% owned		$4,697,895	$1,503,843	$65,097,978	$2,956,621	$(10,287,705)	$(3,821,877)	$53,945,017
Companies More than 5% owned, but less than 25%
Advantage Insurance Holdings LTD (Insurance)	Preferred Stock (750,000 shares)	—	—	8,835,361	—	—	(1,321,734)	7,513,627

Crius Energy Trust (Energy Services)	Equity Unit (3,282,982 shares)	(3,833,709)	698,107	15,745,460	—	(21,277,527)	5,532,067	—

JSC Tekers Holdings	Common Stock (3,201 shares)	—	—	—	—	—	—	—
(Automotive Dealerships)	Preferred Stock (9,159,085 shares)	—	—	4,079,000	—	—	831,000	4,910,000

MVC Environmental, Inc. (Environmental Services)	Common Stock (980 shares)	(14,423,633)	—	—	—	2,997,663	(2,997,663)	—
	Senior Secured Loan	1,421,339	—	875,165	—	—	(875,165)	—

Security Holdings, B.V. (Electrical Engineering)	Common Equity Interest	—	—	31,285,000	—	—	2,322,000	33,607,000
	Bridge Loan	—	248,305	4,703,037	234,181	—	—	4,937,218
	Senior Subordinated Loan	—	461,401	4,966,478	1,043,257	—	—	6,009,735

Total companies more than 5% owned, but less than 25%		$(16,836,003)	$1,407,813	$70,489,501	$1,277,438	$(18,279,864)	$3,490,505	$56,977,580

This schedule should be read in conjunction with the Company’s consolidated statements as of and for the year ended October 31, 2019, including the consolidated schedule of investments.

(1) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.  The principal amount for loans and debt securities and the number of shares of common and preferred stock are shown in the consolidated schedule of investments as of October 31, 2019.

(2) Represents the total net amount of realized gain or loss credited to income for the fiscal year ended October 31, 2019.  Excludes realized gains from affiliate escrows of $136,468.

(3) Represents the total net amount of unrealized appreciation or depreciation credited to income for the fiscal year ended October 31, 2019.

(4) Represents the total amount of interest or dividends income credited to income for the portion of the fiscal year ended October 31, 2019 an investment was a control or affiliate investment, as appropriate.

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

Date	Signature	Title

Date: January 14, 2020	/s/ Michael Tokarz	Chairman (Principal Executive Officer) and Director
(Michael Tokarz)

Date: January 14, 2020	/s/ Scott Schuenke	Principal Financial Officer
(Scott Schuenke)

Date: January 14, 2020	/s/ Emilio Dominianni	Director
(Emilio Dominianni)

Date: January 14, 2020	/s/ Gerald Hellerman	Director
(Gerald Hellerman)

Date: January 14, 2020	/s/ Phillip F. Goldstein	Director
(Phillip F. Goldstein)

Date: January 14, 2020	/s/ Warren Holtsberg	Director
(Warren Holtsberg)

Date: January 14, 2020	/s/ Robert C. Knapp	Director
(Robert C. Knapp)

Date: January 14, 2020	/s/ Scott D. Krase	Director
(Scott D. Krase)

Date: January 14, 2020	/s/ William E. Taylor	Director
(William E. Taylor)

Date: January 14, 2020	/s/ Douglas Kass	Director
(Douglas Kass)