Form 10-Q
period 2020-01-31
MVC CAPITAL, INC.
filed 2020-03-09
CIK 1099941

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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

There were 17,725,118 shares of the registrant’s common stock, $.01 par value, outstanding as of March 9, 2020.

MVC Capital, Inc.

(A Delaware Corporation)

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.

Consolidated Balance Sheets

	January 31,	October 31,
	2020	2019
	(Unaudited)
ASSETS
Assets
Cash	$5,343,552	$1,321,648
Restricted cash equivalents (cost $5,029,519 and $5,009,091)	5,029,519	5,009,091
Cash equivalents (cost $44,964,519 and $5,368,190)	44,964,519	5,368,190
Investments at fair value
U.S. Treasury obligations (cost $24,998,656 and $0)	25,058,198	-
Non-control/Non-affiliated investments (cost $192,674,433 and $246,228,806)	181,993,094	229,322,498
Affiliate investments (cost $89,764,322 and $81,465,911)	56,534,226	61,851,896
Control investments (cost $78,878,948 and $87,972,462)	47,176,411	49,070,701
Total investments at fair value (cost $386,316,359 and $415,667,180)	310,761,929	340,245,095
Escrow receivables, net of reserves	-	1,135,000
Dividends and interest receivables, net of reserves	3,457,841	4,273,018
Deferred financing fees	529,821	614,586
Fee and other receivables	2,207,275	4,013,714
Prepaid expenses	73,345	182,298

Total assets	$372,367,801	$362,162,640
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Senior notes II	$112,889,700	$112,703,490
Revolving credit facility II	25,000,000	-
Revolving credit facility IV	-	15,100,000
Incentive compensation payable	1,527,849	1,527,849
Provision for incentive compensation (Note 11)	-	-
Professional fees payable	181,478	241,518
Management fee payable	856,516	1,038,431
Accrued expenses and liabilities	259,958	770,205
Interest payable	666,537	670,163
Management fee payable - Asset Management	17,257	395,435
Consulting fees payable	208,879	360,452
Portfolio fees payable - Asset Management	803,933	668,849
Guarantees/Letters of Credit	592,502	726,649
Taxes payable	1,400	915

Total liabilities	143,006,009	134,203,956

Commitments and Contingencies (Note 9)

Shareholders' equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 28,304,448 shares issued and 17,725,118 and 17,725,118 shares outstanding as of January 31, 2020 and October 31, 2019, respectively	283,044	283,044
Additional paid-in-capital	406,258,172	406,258,172
Accumulated overdistributed earnings	(70,666,555)	(72,069,663)
Treasury stock, at cost, 10,579,330 and 10,579,330 shares held, respectively	(106,512,869)	(106,512,869)

Total shareholders' equity	229,361,792	227,958,684

Total liabilities and shareholders' equity	$372,367,801	$362,162,640

Net asset value per share	$12.94	$12.86

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Quarter Ended	For the Quarter Ended
	January 31, 2020	January 31, 2019
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$-	$-
Affiliate investments (net of foreign taxes withheld of $0 and $77,403, respectively)	-	262,529
Control investments	-	542,693

Total dividend income	-	805,222

Interest income
Non-control/Non-affiliated investments	6,106,404	4,272,026
Affiliate investments	-	-
Control investments	153,592	109,621

Total interest income	6,259,996	4,381,647

Payment-in-kind/Deferred interest income
Non-control/Non-affiliated investments	916,353	651,901
Affiliate investments	129,938	220,813
Control investments	155,874	120,113

Total payment-in-kind/Deferred interest income	1,202,165	992,827

Fee income
Non-control/Non-affiliated investments	13,099	38,099

Total fee income	13,099	38,099

Fee income - Asset Management [1]
Portfolio fees	225,945	127,823
Management fees	84,774	95,229

Total fee income - Asset Management	310,719	223,052

Total operating income	7,785,979	6,440,847

Operating Expenses:
Interest and other borrowing costs [2]	2,205,674	2,484,086
Management fee	1,370,426	1,512,518
Audit & tax preparation fees	504,000	667,780
Consulting fees	242,305	249,935
Portfolio fees - Asset Management [1]	169,459	95,867
Legal fees	110,000	134,400
Other expenses	98,877	129,380
Directors' fees	94,500	85,248
Insurance	69,512	67,305
Management fee - Asset Management [1]	63,581	71,422
Public relations fees	45,393	38,857
Administration	41,475	41,589
Printing and postage	15,200	20,100

Total operating expenses	5,030,402	5,598,487

Less: Voluntary expense waiver by Adviser [3]	(37,500)	(37,500)
Less: Voluntary management fee waiver by Adviser [4]	(513,910)	(567,195)

Total waivers	(551,410)	(604,695)

Net operating income before taxes	3,306,987	1,447,055

Tax Expenses:
Current tax expense	485	480

Total tax expense	485	480

Net operating income	3,306,502	1,446,575

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized gain (loss) on investments
Non-control/Non-affiliated investments	27,867	-
Affiliate investments	(43,164)	39,420
Control investments	1,123,372	5,184,544
Foreign currency	-	2,162

Total net realized gain on investments	1,108,075	5,226,126

Net unrealized appreciation (depreciation) on investments	1,802	(9,725,453)

Net realized and unrealized gain (loss) on investments	1,109,877	(4,499,327)

Net increase (decrease) in net assets resulting from operations	$4,416,379	$(3,052,752)

Net increase (decrease) in net assets per share resulting from operations	$0.25	$(0.17)

Dividends declared per share [5]	$0.170	$0.150

Weighted average number of shares outstanding	17,725,118	17,977,361

1 These items are related to the management of the MVC Private Equity Fund, L.P. ("PE Fund").  Please see Note 10 "Management" for more information.

2 Interest and other borrowing costs includes $0 and $91,476 of interest associated with installment sale treatment on the USG&E note.

Please see Note 12 "Tax Matters" for more information.

3 Reflects the quarterly portion of the TTG Advisers' voluntary waiver of $150,000 of expenses for the 2020 and 2019 fiscal years that the Company would otherwise be obligated to reimburse TTG Advisers under the Advisory Agreement (the "Voluntary Waiver").

Please see Note 10 "Management" for more information.

4 Reflects the quarterly portion of the TTG Advisers' voluntary waiver of the management fee for the 2020 and 2019

Please see Note 10 "Management" for more information.

5 Please see Note 13 "Dividends and Distributions to Shareholders, Share Repurchase Program and Tender Offer" for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Quarter Ended	For the Quarter Ended
	January 31, 2020	January 31, 2019
Cash flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$4,416,379	$(3,052,752)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized gain	(1,108,075)	(5,226,126)
Net change in unrealized depreciation (appreciation)	(1,802)	9,725,453
Amortization of discounts and fees	(726,627)	(67,065)
Increase in accrued payment-in-kind dividends and interest	(1,818,906)	(964,412)
Amortization of deferred financing fees	270,975	(446,647)
Changes in operating assets and liabilities:
Dividends, interest and fees receivable	815,177	597,614
Fee and other receivables	1,806,439	(317,500)
Escrow receivables, net of reserves	1,135,000	(49,000)
Prepaid expenses	108,953	148,033
Other liabilities	(1,150,010)	413,938
Purchases of equity investments	(1,870,978)	(3,353,189)
Purchases of debt instruments	(6,479,936)	(3,591,598)
Purchases of short-term investments	(24,998,664)	(24,996,336)
Proceeds from equity investments (1)	4,651,818	8,206,480
Proceeds from debt instruments	61,702,189	1,943,413

Net cash provided by (used in) operating activities	36,751,932	(21,029,694)

Cash flows from Financing Activities:
Borrowings from revolving credit facility II	25,000,000	25,000,000
Borrowings from revolving credit facility IV	(15,100,000)	4,000,000
Repurchase of common stock	-	(4,069,924)
Financing fees paid	-	(875,492)
Distributions paid to shareholders	(2,906,050)	(2,591,544)
Repurchases of common stock under dividend reinvestment plan	(107,221)	(88,694)

Net cash provided by financing activities	6,886,729	21,374,346

Net change in cash, cash equivalents, and restricted cash for the period	43,638,661	344,652

Cash, cash equivalents, and restricted cash, beginning of period	$11,698,929	$15,887,700

Cash, cash equivalents, and restricted cash, end of period	$55,337,590	$16,232,352

(1) For the quarter ended January 31, 2019, proceeds from equity investments includes $1,018,000 from escrow receivables, net of reserves.

During the quarter ended January 31, 2020 and 2019, MVC Capital, Inc. paid $1,796,875 and $1,796,875 in interest expense, respectively.

During the quarters ended January 31, 2020 and 2019, MVC Capital, Inc. paid $0 and $0 in income taxes, respectively.

Non-cash activity:

During the quarters ended January 31, 2020 and 2019, MVC Capital, Inc. recorded payment in-kind dividend and interest of $1,818,906 and $964,412, respectively. This amount was added to the principal balance of the investments and recorded as dividend/interest income.

During the quarters ended January 31, 2020 and 2019, the Plan Agent purchased 11,467 and 9,949 shares of common stock in the open market in order to satisfy the reinvestment portion of our dividends.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Changes in Net Assets

		Additional	Accumulated		Total Net
For the Quarter Ended January 31, 2019 (Unaudited)	Common Stock	Paid-In-Capital	Overdistributed Earnings	Treasury Stock	Asset Value
Balances at October 31, 2018	$283,044	$408,583,787	$(79,700,440)	$(102,442,945)	$226,723,446

Net operating income	-	-	1,446,575	-	1,446,575
Accumulated net realized gain	-	-	5,226,126	-	5,226,126
Net unrealized depreciation	-	-	(9,725,453)	-	(9,725,453)
Dividends paid to stockholders	-	-	(2,680,238)	-	(2,680,238)
Issuance of common stock under dividend reinvestment plan	88,694	-	-	-	88,694
Repurchase of common stock under dividend reinvestment plan	(88,694)	-	-	-	(88,694)
Repurchase of common stock	-	-	-	(4,069,924)	(4,069,924)

Balances at January 31, 2019	$283,044	$408,583,787	$(85,433,430)	$(106,512,869)	$216,920,532

For the Quarter Ended January 31, 2020 (Unaudited)
Balances at October 31, 2019	$283,044	$406,258,172	$(72,069,663)	$(106,512,869)	$227,958,684

Net operating income	-	-	3,306,502	-	3,306,502
Accumulated net realized gain	-	-	1,108,075	-	1,108,075
Net unrealized appreciation	-	-	1,802	-	1,802
Dividends paid to stockholders	-	-	(3,013,271)	-	(3,013,271)
Issuance of common stock under dividend reinvestment plan	107,221	-	-	-	107,221
Repurchase of common stock under dividend reinvestment plan	(107,221)	-	-	-	(107,221)

Balances at January 31, 2020	$283,044	$406,258,172	$(70,666,555)	$(106,512,869)	$229,361,792

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

	For the		For the		For the
	Quarter Ended		Quarter Ended		Year Ended
	January 31, 2020		January 31, 2019		October 31, 2019
	(Unaudited)		(Unaudited)
Net asset value, beginning of period/year	$12.86		$12.46		$12.46

Income from operations:
Net operating income	0.19		0.08		0.65
Net realized and unrealized gain (loss) on investments	0.06		(0.25)		0.27

Total gain (loss) from investment operations	0.25		(0.17)		0.92

Less distributions from:
Income	(0.17)		(0.08)		(0.62)
Realized gain	-		(0.07)		-
Return of capital	-		-		-

Total distributions	(0.17)		(0.15)		(0.62)

Capital share transactions
Anti-dilutive effect of share repurchase program	-		0.10		0.10

Total capital share transactions	-		0.10		0.10

Net asset value, end of period/year	$12.94		$12.24		$12.86

Market value, end of period/year	$9.57		$9.18		$8.77

Market discount	(26.04)%		(25.00)%		(31.80)%

Total Return - At NAV (a)	1.90%		(0.63)%		8.33%

Total Return - At Market (a)	11.06%		3.09%		3.64%

Ratios and Supplemental Data:

Portfolio turnover ratio	3.12%		2.37%		11.48%

Net assets, end of period/year (in thousands)	$229,362		$216,921		$227,959

Ratios to average net assets:
Expenses including tax expense	7.79	%(c)	8.93	%(c)	8.39%
Expenses excluding tax expense	7.79	%(c)	8.93	%(c)	8.39%

Net operating income (loss) before tax expense	5.75	%(c)	2.59	%(c)	5.13%
Net operating income (loss) after tax expense	5.75	%(c)	2.59	%(c)	5.13%

Ratios to average net assets excluding waivers:
Expenses including tax expense	8.75	%(c)	10.01	%(c)	9.52%
Expenses excluding tax expense	8.75	%(c)	10.01	%(c)	9.52%

Net operating income (loss) before tax expense	4.79	%(c)	1.51	%(c)	4.00%
Net operating income (loss) after tax expense	4.79	%(c)	1.51	%(c)	4.00%

(a) Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the period/year.

(b) Supplemental Ratio information

Ratios to average net assets: (b)
Expenses excluding incentive compensation	7.79	%(c)	8.93	%(c)	8.39%
Expenses excluding incentive compensation, interest and other borrowing costs	3.95	%(c)	4.49	%(c)	4.12%
Net operating income (loss) before incentive compensation	5.75	%(c)	2.59	%(c)	5.13%
Net operating income before incentive compensation, interest and other borrowing costs	9.59	%(c)	7.03	%(c)	9.40%
Ratios to average net assets excluding waivers: (b)
Expenses excluding incentive compensation	8.75	%(c)	10.01	%(c)	9.52%
Expenses excluding incentive compensation, interest and other borrowing costs	4.91	%(c)	5.57	%(c)	5.25%
Net operating income (loss) before incentive compensation	4.79	%(c)	1.51	%(c)	4.00%
Net operating income before incentive compensation, interest and other borrowing costs	8.63	%(c)	5.95	%(c)	8.27%

(c) Annualized.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

January 31, 2020

(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value
Non-control/Non-affiliated investments- 79.35% (a, c, f, g)
Apex Industrial Technologies, LLC	Supply Chain Equipment Manufacturer	First Lien Loan 12.0000% Cash, 05/15/2020 (k, n)	$18,750,000	$17,152,618	$18,687,091
		Warrants (d, n)	1	1,870,978	1,870,978
				19,023,596	20,558,069
Black Diamond Equipment Rentals, LLC	Equipment Rental	Second Lien Loan 12.5000% Cash, 06/27/2022 (k, n)	7,500,000	7,205,789	7,575,000
		Warrants (d, n)	1	400,847	1,238,000
				7,606,636	8,813,000
Custom Alloy Corporation	Manufacturer of Pipe Fittings and Forgings	Second Lien Loan 12.0000% Cash, 3.0000% PIK, 04/30/2022 (b, k, n)	33,137,490	33,137,490	32,400,927
		Second Lien Loan 12.0000% Cash, 3.0000% PIK, 04/30/2022 (b, k, n)	6,253,813	6,253,813	6,114,807
		Revolver 12.0000% Cash, 3.0000% PIK, 04/30/2020 (b, k, n)	2,995,808	2,995,808	2,995,808
				42,387,111	41,511,542
Dukane IAS,LLC	Welding Equipment Manufacturer	Second Lien Note 10.5000% Cash, 2.5000% PIK, 11/17/2020 (b, k, n)	4,517,863	4,494,402	4,517,863
FOLIOfn, Inc.	Technology Investment - Financial Services	Preferred Stock (5,802,259 shares) (d, i, n)		15,000,000	12,019,000
Global Prairie PBC, Inc.	Marketing	Second Lien Loan 10.0000% Cash, 4.0000% PIK, 04/16/2025 (b, k, n)	3,025,666	2,968,862	3,025,666
GTM Intermediate Holdings, Inc.	Medical Equipment/Manufacturer	Second Lien Loan 11.0000% Cash, 1.0000% PIK, 12/7/2024 (b ,k, n)	5,077,011	4,990,863	5,077,011
		Common Stock (2 shares) (d, n, s)		766,122	1,583,449
				5,756,985	6,660,460
Highpoint Global LLC	Government Services	Second Lien Note 12.0000% Cash, 2.0000% PIK, 09/30/2022 (b, k, n)	5,227,816	5,173,956	5,227,816
HTI Technologies and Industries, Inc.	Electronic Component Manufacturing	Second Lien Note 12.0000% Cash, 3.7500% PIK, 9/15/2024 (b, k, n)	11,529,285	11,511,074	11,529,285
Initials, Inc.	Consumer Products	Senior Subordinated Debt 8.0000% Cash, 7.0000% PIK, 06/23/2020 (b, h, k, n)	5,642,913	5,642,913	1,169,283
International Precision Components Corporation	Plastic Injection Molding	Second Lien Loan 12.0000% Cash, 2.0000% PIK, 10/3/2024 (b, k, n, t)	8,000,000	7,861,653	8,000,000
Jedson Engineering, Inc.	Engineering and Construction Management	First Lien Loan 12.0000% Cash, 3.0000% PIK, 06/21/2024 (b, k, n)	7,650,048	7,485,396	7,650,048
Legal Solutions Holdings, Inc.	Business Services	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK, 03/31/2022 (b, k, n)	9,914,412	9,914,412	9,914,412
Powers Equipment Acquisition Company, LLC	Equipment Manufacturer	First Lien Note 13.5000% Cash, 04/30/2024 (k, n, u)	6,500,000	6,389,650	6,500,000
SMA Holdings, Inc.	Consulting	First Lien Loan 11.0000% Cash, 06/26/2024 (k, n)	7,000,000	6,457,686	6,556,201
		Warrants (d, n)	2	504,555	504,555
				6,962,241	7,060,756
Trientis GmbH	Environmental Services	First Lien Note 5.0000% PIK, 10/26/2024 (b, e, h, m, n, q)	1,248,632	1,248,632	248,422
		Warrants (d, e, n, q)	1	67,715	-
				1,316,347	248,422
Tuf-Tug Inc.	Safety Equipment Manufacturer	Second Lien Loan 11.0000% Cash, 2.0000% PIK, 02/24/2024 (b, k, n)	5,010,808	4,974,788	5,060,916
		Common Stock (24.6 shares) (d, n, r)		750,000	715,601
				5,724,788	5,776,517

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value
Non-control/Non-affiliated investments- 79.35% (a, c, f, g)
Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 10.0000% Cash, 08/07/2020 (k, n)	7,717,056	7,717,056	7,616,508
		Third Lien Loan 10.0000% Cash, 08/07/2020 (k, n)	980,000	980,000	969,019
				8,697,056	8,585,527
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan, 9.5000% Cash, 07/05/2025 (l, n)	3,185,428	3,185,428	3,185,428
		Second Lien Loan, 9.5000% Cash, 07/05/2025 (h, l, n)	1,585,291	1,585,291	-
				4,770,719	3,185,428
U.S. Spray Drying Holding Company	Specialty Chemicals	Class B Common Stock (784 shares) (d, n)		5,488,000	1,540,000
		Secured Loan 12.0000% Cash, 04/30/2021 (k, n)	1,500,000	1,500,000	1,500,000
		Senior Secured Loan 12.0000% Cash, 04/30/2021 (k, n)	1,500,000	1,500,000	1,500,000
				8,488,000	4,540,000
United States Technologies, Inc.	Electronics Manufacturing and Repair	Senior Lien Loan 10.5000% Cash, 07/17/2020 (k, n)	5,500,000	5,498,636	5,500,000

Sub Total Non-control/Non-affiliated investments				$192,674,433	$181,993,094

Affiliate investments - 24.65% (a, c, f, g)
Advantage Insurance, Inc.	Insurance	Preferred Stock (587,001 shares) (d, e, n)		5,870,010	5,752,024
Equus Total Return, Inc.	Registered Investment Company	Common Stock (3,228,024 shares) (d, k)		7,524,035	5,745,883
JSC Tekers Holdings	Real Estate Management	Common Stock (3,201 shares) (d, e, n)		4,500	-
		Preferred Stock (9,159,085 shares) (d, e, n)		11,810,188	5,260,000
				11,814,688	5,260,000
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d, e, n)		51,204,270	26,425,000
		Bridge Loan 5.0000% PIK, 05/31/2022 (b, e, k, n)	5,187,508	5,187,508	5,187,508
		Senior Subordinated Loan 3.1000% PIK, 05/31/2022 (b, e, k, n)	8,163,811	8,163,811	8,163,811
				64,555,589	39,776,319

Sub Total Affiliate investments				$89,764,322	$56,534,226

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments - (Continued)

January 31, 2020

(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value
Control investments - 20.57% (c, f, g)
MVC Automotive Group GmbH	Automotive Dealerships	Common Equity Interest (a, d, e, n)		$52,185,015	$21,088,000
		Bridge Loan 6.0000% Cash, 12/31/2020 (a, e, k, n)	$7,149,166	7,149,166	7,149,166
				59,334,181	28,237,166
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (a, d, j, k, n)		7,179,036	11,260,808
		General Partnership Interest (a, d, j, k, n)		183,138	287,265
				7,362,174	11,548,073
RuMe Inc.	Consumer Products	Common Stock (5,297,548 shares) (a, d, n)		924,475	-
		Series C Preferred Stock (23,896,634 shares) (a, d, n)		3,410,694	587,213
		Series B-1 Preferred Stock (4,999,076 shares) (a, d, n)		999,815	-
		Subordinated Debt 10.0000% PIK, 3/31/2020 (a, b, k, n)	3,701,448	3,701,448	3,701,448
		Revolver 10.0000% PIK, 3/31/2021 (a, b, k, n)	2,177,656	2,177,656	2,177,656
		Revolver 10.0000% PIK, 2/28/2020 (a, b, k, n)	413,677	373,961	373,961
		Warrants (a, d, n)	3	594,544	550,894
				12,182,593	7,391,172

Sub Total Control investments				$78,878,948	$47,176,411

TOTAL PORTFOLIO INVESTMENTS - 124.57% (f)				$361,317,703	$285,703,731

U.S. Treasury Obligations - 10.93% (f, g)
U.S. Treasury Bill	U.S. Government Securities	1.375% Cash, 01/31/25	$24,985,000	$24,998,656	$25,058,198
Sub Total Short-Term Investments				24,998,656	25,058,198

Cash equivalents - 21.80% (f, g)
Fidelity Institutional Government Money Market Fund	Money Market Fund	Beneficial Shares (49,894,474 shares)		$49,894,474	$49,894,474
Morgan Stanley Institutional Liquidity Government Portfolio	Money Market Fund	Beneficial Shares (99,564 shares)		99,564	99,564
Total Cash equivalents				49,994,038	49,994,038

TOTAL INVESTMENT ASSETS - 157.30%				$436,310,397	$360,755,967

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

(d) Non-income producing assets.

(e) The principal operations of these portfolio companies are located in Europe and Puerto Rico which represents approximately 21% of the total assets.  The remaining portfolio companies are located in United States which represents approximately 55% of the total assets.

(f) Percentages are based on net assets of $229,361,792 as of January 31, 2020.

(g) See Note 3 for further information regarding "Investment Classification."

(h) All or a portion of the accrued interest on these securities have been reserved for.

(i) Legacy Investments.

(j) MVC Private Equity Fund, LP is a private equity fund focused on control equity investments in the lower middle market.  The fund currently holds two investments, one located in the United States and one in Gibraltar, the investments are in the energy services and industrial sectors.  The Company owns 18.9% of the fund through its limited partnership interest and owns ..5%  of the fund through its general partnership interest.  The Company's proportional share of Gibdock Limited equity interest and loan, Advanced Oil Field Services, LLC common stock, preferred stock, and loan is $7,308,601 and $3,145,773, respectively.  The Company's partnership interests in the MVC Private Equity Fund, LP are not redeemable.

(k) All or a portion of these securities may serve as collateral for the People's United credit facility.

(l) U.S. Gas & Electric, Inc. is an indirect subsidiary of Vistra Energy (NYSE: VST).  On October 18, 2019, Vistra Energy notified the Company that it was asserting an offset of Company's loan assets of approximately $1.6 million relating to an indemnification claim obligation attributable to U.S. Gas.  The offset is reflected in the fair value of the loan asset as the Company is considering its response to the claim.

(m) Cash/PIK toggle at borrower's option

(n) These securities are valued using unobservable inputs.

(o) Variable rate between 10.5000% and 11.5000% cash.

(p) 12% Cash and 0-4% PIK based on Funded Debt to EBITDA.  4% PIK initially.

(q) During the fiscal year ended October 31, 2018, all assets and liabilities of SGDA Europe were transferred to a new Austrian holding company, Trientis GmbH, to achieve operating efficiencies.

(r) Shares of Tuf-Tug, Inc. are held via Alitus T-T, LP.

(s) Shares of GTM Intermediate Holdings, Inc. are held via GTM Ultimate Holdings, LLC.

(t) Variable PIK rate between 2.0000% and 3.5000%.

(u) Variable cash rate between 10.5000% and 13.5000%.

PIK - Payment-in-kind

- Denotes zero cost or fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

October 31, 2019

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value
Non-control/Non-affiliated investments- 100.60% (a, c, f, g)
Apex Industrial Technologies, LLC	Supply Chain Equipment Manufacturer	First Lien Loan 12.0000% Cash, 12/31/2019 (k, n)	$15,000,000	$14,899,274	$15,000,000
Array Information Technology, Inc.	Information Technology Products and Services	Second Lien Loan 12.0000% Cash, 4.0000% PIK, 10/03/2023 (b, k, n, p)	6,259,648	6,175,991	6,322,216
		Warrants (d, n)	1	-	-
				6,175,991	6,322,216
Black Diamond Equipment Rentals, LLC	Equipment Rental	Second Lien Loan 12.5000% Cash, 06/27/2022 (k, n)	7,500,000	7,174,926	7,575,000
		Warrants (d, n)	1	400,847	960,000
				7,575,773	8,535,000
Custom Alloy Corporation	Manufacturer of Pipe Fittings and Forgings	Second Lien Loan 12.0000% Cash, 3.0000% PIK, 04/30/2022 (b, k, n)	32,471,814	32,471,814	32,061,135
		Second Lien Loan 12.0000% Cash, 3.0000% PIK, 04/30/2022 (b, k, n)	6,128,186	6,128,186	6,050,681
		Revolver 12.0000% Cash, 3.0000% PIK, 04/30/2020 (b, k, n)	2,050,000	2,050,000	2,050,000
				40,650,000	40,161,816
Dukane IAS,LLC	Welding Equipment Manufacturer	Second Lien Note 10.5000% Cash, 2.5000% PIK, 11/17/2020 (b, k, n)	4,489,182	4,458,353	4,534,074
Essner Manufacturing, LP	Defense/Aerospace Parts Manufacturing	First Lien Loan 11.5000% Cash, 12/20/2022 (k, n, o)	3,588,606	3,543,739	3,588,606
FOLIOfn, Inc.	Technology Investment - Financial Services	Preferred Stock (5,802,259 shares) (d, i, n)		15,000,000	6,352,000
Global Prairie PBC, Inc.	Marketing	Second Lien Loan 10.0000% Cash, 4.0000% PIK, 04/16/2025 (b, k, n)	3,000,000	2,940,448	3,000,000
GTM Intermediate Holdings, Inc.	Medical Equipment/Manufacturer	Second Lien Loan 11.0000% Cash, 1.0000% PIK, 12/7/2024 (b ,k, n)	5,064,069	4,973,443	5,064,069
		Common Stock (2 shares) (d, n, t)		766,122	766,122
				5,739,565	5,830,191
Highpoint Global LLC	Government Services	Second Lien Note 12.0000% Cash, 2.0000% PIK, 09/30/2022 (b, k, n)	5,201,232	5,142,323	5,201,232
HTI Technologies and Industries, Inc.	Electronic Component Manufacturing	Second Lien Note 12.0000% Cash, 3.7500% PIK, 9/15/2024 (b, k, n)	11,419,845	11,400,660	11,419,845
Initials, Inc.	Consumer Products	Senior Subordinated Debt 8.0000% Cash, 7.0000% PIK, 06/23/2020 (b, h, k, n)	5,642,913	5,642,913	1,272,188
International Precision Components Corporation	Plastic Injection Molding	Second Lien Loan 12.0000% Cash, 3.5000% PIK, 10/3/2024 (b, k, n, u)	8,000,000	7,854,192	8,000,000
Jedson Engineering, Inc.	Engineering and Construction Management	First Lien Loan 12.0000% Cash, 3.0000% PIK, 06/21/2024 (b, k, n)	6,041,262	5,928,722	6,041,262
Legal Solutions Holdings, Inc.	Business Services	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK, 03/18/2020 (b, k, n)	12,182,950	12,182,950	12,182,950
Morey's Seafood International, LLC	Food Services	Second Lien Loan 10.0000% Cash, 3.0000% PIK, 08/12/2022 (b, k, n, q)	16,485,324	16,485,324	16,485,324
Powers Equipment Acquisition Company, LLC	Equipment Manufacturer	First Lien Note 13.5000% Cash, 04/30/2024 (k, n, v)	6,500,000	6,383,100	6,500,000
SMA Holdings, Inc.	Consulting	First Lien Loan 11.0000% Cash, 06/26/2024 (k, n)	7,000,000	6,426,640	6,530,794
		Warrants (d, n)	2	504,555	504,555
				6,931,195	7,035,349
Trientis GmbH	Environmental Services	First Lien Note 5.0000% PIK, 10/26/2024 (b, e, h, m, n, r)	1,248,632	1,248,632	176,906
		Warrants (d, e, r, n)	1	67,715	-
				1,316,347	176,906
Tuf-Tug Inc.	Safety Equipment Manufacturer	Second Lien Loan 11.0000% Cash, 2.0000% PIK, 02/24/2024 (b, k, n)	4,985,284	4,947,047	5,035,136
		Common Stock (24.6 shares) (d, n, s)		750,000	778,210
				5,697,047	5,813,346
Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 10.0000% Cash, 08/07/2020 (k, n)	7,717,056	7,717,056	7,563,104
		Third Lien Loan 10.0000% Cash, 08/07/2020 (k, n)	1,050,000	1,050,000	1,032,473
				8,767,056	8,595,577
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan, 9.5000% Cash, 07/05/2025 (l, n)	37,527,881	37,527,881	36,974,616
U.S. Spray Drying Holding Company	Specialty Chemicals	Class B Common Stock (784 shares) (d, n)		5,488,000	1,800,000
		Secured Loan 12.0000% Cash, 04/30/2021 (k, n)	1,500,000	1,500,000	1,500,000
		Senior Secured Loan 12.0000% Cash, 04/30/2021 (k, n)	1,500,000	1,500,000	1,500,000
				8,488,000	4,800,000
United States Technologies, Inc.	Electronics Manufacturing and Repair	Senior Lien Loan 10.5000% Cash, 07/17/2020 (k, n)	5,500,000	5,497,954	5,500,000

Sub Total Non-control/Non-affiliated investments				$246,228,807	$229,322,498

Affiliate investments - 27.13% (a, c, f, g)
Advantage Insurance, Inc.	Insurance	Preferred Stock (750,000 shares) (d, e, n)		7,500,000	7,513,627
Equus Total Return, Inc.	Registered Investment Company	Common Stock (3,228,024 shares) (d, k)		7,524,035	4,874,316
JSC Tekers Holdings	Real Estate Management	Common Stock (3,201 shares) (d, e, n)		4,500	-
		Preferred Stock (9,159,085 shares) (d, e, n)		11,810,188	4,910,000
				11,814,688	4,910,000
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d, e, n)		51,204,270	33,607,000
		Bridge Loan 5.0000% PIK, 12/31/2019 (b, e, k, n)	4,937,218	4,937,218	4,937,218
		Senior Subordinated Loan 3.1000% PIK, 05/31/2020 (b, e, k, n)	6,009,735	6,009,735	6,009,735
				62,151,223	44,553,953

Sub Total Affiliate investments				$88,989,946	$61,851,896

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments - (Continued)

October 31, 2019

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value
Control investments - 21.53% (c, f, g)
MVC Automotive Group GmbH	Automotive Dealerships	Common Equity Interest (a, d, e, n)		$52,185,015	$20,602,000
		Bridge Loan 6.0000% Cash, 12/31/2020 (a, e, k, n)	$7,149,166	7,149,166	7,149,166
				59,334,181	27,751,166
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (a, d, j, k, n)		9,034,881	12,252,382
		General Partnership Interest (a, d, j, k, n)		230,481	312,561
				9,265,362	12,564,943
RuMe Inc.	Consumer Products	Common Stock (5,297,548 shares) (a, d, n)		924,475	-
		Series C Preferred Stock (23,896,634 shares) (a, d, n)		3,410,694	1,462,857
		Series B-1 Preferred Stock (4,999,076 shares) (a, d, n)		999,815	-
		Subordinated Debt 10.0000% PIK, 3/31/2020 (a, b, k, n)	3,610,446	3,610,446	3,610,446
		Revolver 10.0000% PIK, 3/31/2021 (a, b, k, n)	2,075,613	2,075,613	2,075,613
		Revolver 10.0000% PIK, 2/28/2020 (a, b, k, n)	403,507	233,297	233,297
		Warrants (a, d, n)	3	594,544	1,372,379
				11,848,884	8,754,592

Sub Total Control investments				$80,448,427	$49,070,701

TOTAL PORTFOLIO INVESTMENTS - 149.26% (f)				$415,667,180	$340,245,095

Cash equivalents and restricted cash equivalents - 4.55% (f, g)
Fidelity Institutional Government Money Market Fund	Money Market Fund	Beneficial Shares (10,278,123 shares)		$10,278,123	$10,278,123
Morgan Stanley Institutional Liquidity Government Portfolio	Money Market Fund	Beneficial Shares (99,158 shares)		99,158	99,158
Total Cash equivalents				10,377,281	10,377,281

TOTAL INVESTMENT ASSETS - 153.81%				$426,044,461	$350,622,376

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

(i) Legacy Investments.

(j) MVC Private Equity Fund, LP is a private equity fund focused on control equity investments in the lower middle market.  The fund currently holds two investments, one located in the United States and one in Gibraltar, the investments are in the energy services and industrial sectors.  The Company owns 18.9% of the fund through its limited partnership interest and owns .5% of the fund through its general partnership interest. The Company's proportional share of Gibdock Limited equity interest and loan, Advanced Oil Field Services, LLC common stock, preferred stock, and loan is $5,230,958 and $3,433,612, respectively.  The Company's partnership interests in the MVC Private Equity Fund, LP are not redeemable.

(k) All or a portion of these securities may serve as collateral for the People's United credit facility.

(l) U.S. Gas & Electric, Inc. is an indirect subsidiary of Vistra Energy (NYSE: VST)

(m) Cash/PIK toggle at borrower's option

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

MVC Capital, Inc. (the “Company”)

Notes to Consolidated Financial Statements

January 31, 2020

(Unaudited)

1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. Certain amounts, when applicable, have been reclassified to adjust to current period presentations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included as required by Regulation S-X, Rule 10-01. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2019, filed with the U.S. Securities and Exchange Commission (the “SEC”). As the Company is an investment company, (as defined by the Investment Company Act of 1940 (the “1940 Act”)), management follows investment company accounting and reporting guidance of Financial Accounting Standards Board (“FASB”) 946-Investment Companies, which is accounting principles generally accepted in the United States of America (“GAAP”).

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

On October 14, 2011, the Company formed a wholly-owned subsidiary, MVC Cayman, an exempted company incorporated in the Cayman Islands, to hold certain of its investments and to make certain future investments. The results of MVCFS and MVC Cayman are consolidated into the Company’s financial statements and all inter-company accounts have been eliminated in consolidation. Of the $55.3 million in cash and cash equivalents on the Company’s Consolidated Balance Sheets as of January 31, 2020, approximately $1.1 million was held by MVC Cayman.

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

Investment Transactions and Related Operating Income – Investment transactions and related revenues and expenses are accounted for on the trade date. The cost of securities sold is determined on a first-in, first-out basis, unless otherwise specified. Dividend income and distributions on investment securities is recorded on the ex-dividend date. The tax characteristics of such distributions received from our Portfolio Companies will be determined by whether or not the distribution was made from the investment's current taxable earnings and profits or accumulated taxable earnings and profits from prior years. Interest income, which includes accretion of discount and amortization of premium, if applicable, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Fee income includes fees for guarantees and services rendered by the Company or its wholly-owned subsidiary to Portfolio Companies and other third parties such as due diligence, structuring, transaction services, monitoring services, and investment advisory services. Guaranty fees are recognized as income over the related period of the guaranty. Due diligence, structuring, and transaction services fees are generally recognized as income when services are rendered or when the related transactions are completed. Monitoring and investment advisory services fees are generally recognized as income as the services are rendered. Any fee income determined to be loan origination fees is accreted into income over the respective terms of the applicable loans and any original issue discount and market discount are capitalized and then amortized into income using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized original issue discount or market discount is recorded as interest income. For investments with PIK interest and dividends, we base income and dividend accrual on the valuation of the PIK notes or securities received from the borrower. If the value of the PIK notes or securities of a portfolio company is not sufficient to cover the contractual interest or dividend, the Company does not accrue interest or dividend income on the notes or securities.

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

4. Cash and Cash Equivalents

For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all money market and all highly liquid temporary cash investments purchased with an original maturity of less than three months to be cash equivalents. The Company places its cash and cash equivalents with financial institutions and cash held in bank accounts may exceed the Federal Deposit Insurance Corporation ("FDIC") insured limit. As of January 31, 2020, the Company had approximately $45.0 million in cash equivalents, approximately $5.0 million in restricted cash equivalents and approximately $5.3 million in cash totaling approximately $55.3 million. Of the approximately $5.3 million in cash and the approximately $45.0 million in cash equivalents, approximately $1.0 million and $100,000, respectively, was held by MVC Cayman. As of October 31, 2019, the Company had approximately $5.4 million in cash equivalents, approximately $5.0 million in restricted cash equivalents and approximately $1.3 million in cash totaling approximately $11.7 million. Of the approximately $1.3 million in cash and the approximately $5.4 million in cash equivalents, approximately $1.0 million and $99,000, respectively, was held by MVC Cayman.

Restricted Cash and Cash Equivalents

Cash and cash equivalent accounts that are not available to the Company for day–to-day use and are legally restricted are classified as restricted cash and cash equivalents. Restricted cash and cash equivalents are carried at cost, which approximates fair value. As of January 31, 2020 and October 31, 2019, the Company had restricted cash or cash equivalents of approximately $5.0 million related to the compensating balance requirement for Credit Facility IV (defined below).

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

6. Investment Valuation Policy

Our investments are carried at fair value in accordance with the Accounting Standards Codification, Fair Value Measurement (“ASC 820”). In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of our Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction. At January 31, 2020, we did not own restricted or unrestricted securities of any publicly traded company in which we have a majority-owned interest, but did own one security in which we have minority-owned interests.

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

Valuation Methodology

Pursuant to the requirements of the 1940 Act and in accordance with ASC 820, we value our portfolio securities at their current market values or, if market quotations are not readily available, at their estimates of fair values. Because our portfolio investments generally do not have readily ascertainable market values, we record these investments at fair value in accordance with our Valuation Procedures adopted by the Board of Directors, which are consistent with ASC 820. As permitted by the SEC, the Board of Directors has delegated the responsibility of making fair value determinations to the Valuation Committee, subject to the Board of Directors' supervision and pursuant to our Valuation Procedures. Our Board of Directors may also hire independent consultants to review our Valuation Procedures or to conduct an independent valuation of one or more of our portfolio investments.

Pursuant to our Valuation Procedures, the Valuation Committee (which is comprised of three Independent Directors) determines fair values of portfolio company investments on a quarterly basis (or more frequently, if deemed appropriate under the circumstances). In doing so, the Committee considers the recommendations of The Tokarz Group Advisers LLC (“TTG Advisers”). The Committee also takes into account input and reviews by third party consultants retained to support the Company’s valuation process. The Company has also adopted several other enhanced processes related to valuations of controlled/affiliated portfolio companies. Any changes in valuation are recorded in the consolidated statements of operations as "Net unrealized appreciation (depreciation) on investments."

Currently, our NAV per share is calculated and published on a quarterly basis. The Company calculates our NAV per share by subtracting all liabilities from the total value of our portfolio securities and other assets and dividing the result by the total number of outstanding shares of our common stock on the date of valuation. Fair values of foreign investments reflect exchange rates, as applicable, in effect on the last business day of the quarter end. Exchange rates fluctuate on a daily basis, sometimes significantly. Exchange rate fluctuations following the most recent quarter end are not reflected in the valuations reported in this Quarterly Report. See Item 1A Risk Factor, "Investments in foreign debt or equity may involve significant risks in addition to the risks inherent in U.S. investments."

At January 31, 2020 and October 31, 2019, approximately 75.2% and 92.6%, respectively, of total assets represented investments in portfolio companies recorded at fair value ("Fair Value Investments").

Under most circumstances, at the time of acquisition, Fair Value Investments are carried at cost (absent the existence of conditions warranting, in management's and the Valuation Committee's view, a different initial value). During the period that an investment is held by the Company, its original cost may cease to approximate fair value as the result of market and investment specific factors. No pre-determined formula can be applied to determine fair value. Rather, the Valuation Committee analyzes fair value measurements based on the value at which the securities of the portfolio company could be sold in an orderly disposition over a reasonable period of time between willing parties, other than in a forced or liquidation sale. The liquidity event whereby the Company ultimately exits an investment is generally the sale, the merger, the recapitalization of a portfolio company or by a public offering of its securities.

There is no one methodology to determine fair value and, in fact, for any portfolio security, fair value may be expressed as a range of values, from which the Company derives a single estimate of fair value. To determine the fair value of a portfolio security, the Valuation Committee analyzes the portfolio company's financial results and projections, publicly traded comparable companies when available, comparable private transactions when available, precedent transactions in the market when available, third-party real estate and asset appraisals if appropriate and available, discounted cash flow analysis, if appropriate, as well as other factors. The Company generally requires, where practicable, portfolio companies to provide annual audited and more regular unaudited financial statements, and/or annual projections for the upcoming fiscal year.

The fair value of our portfolio securities is inherently subjective. Because of the inherent uncertainty of fair valuation of portfolio securities and escrow receivables that do not have readily ascertainable market values, our estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for the securities. Such values also do not reflect brokers' fees or other selling costs, which might become payable on disposition of such investments.

If a security is publicly traded, the fair value is generally equal to market value based on the closing price on the principal exchange on which the security is primarily traded unless restricted and a restricted discount is applied.

For equity securities of portfolio companies, whose securities are not publicly traded, the Valuation Committee estimates the fair value based on market and/or income approach with value then attributed to equity or equity like securities using the enterprise value waterfall ("Enterprise Value Waterfall") valuation methodology. Under the Enterprise Value Waterfall valuation methodology, the Valuation Committee estimates the enterprise fair value of the portfolio company and then waterfalls the enterprise value over the portfolio company's securities in order of their preference relative to one another. To assess the enterprise value of the portfolio company, the Valuation Committee weighs some or all of the traditional market valuation methods and factors based on the individual circumstances of the portfolio company in order to estimate the enterprise value. The methodologies for performing assets may be based on, among other things: valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, third party valuations of the portfolio company, considering offers from third parties to buy the company, estimating the value to potential strategic buyers and considering the value of recent investments in the equity securities of the portfolio company, and third-party asset and real estate appraisals. For non-performing assets, the Valuation Committee may estimate the liquidation or collateral value of the portfolio company's assets. The Valuation Committee also takes into account historical and anticipated financial results.

The Company does not utilize hedge accounting and instead, when applicable, marks its derivatives to market on the Company’s consolidated statement of operations.

In assessing enterprise value, the Valuation Committee considers the mergers and acquisitions ("M&A") market as the principal market in which the Company would sell its investments in portfolio companies under circumstances where the Company has the ability to control or gain control of the board of directors of the portfolio company ("Control Companies"). This approach is consistent with the principal market that the Company would use for its portfolio companies if the Company has the ability to initiate a sale of the portfolio company as of the measurement date, i.e., if it has the ability to control or gain control of the board of directors of the portfolio company as of the measurement date. In evaluating if the Company can control or gain control of a portfolio company as of the measurement date, the Company takes into account its equity securities on a fully diluted basis, as well as other factors.

For Non-Control Companies, consistent with ASC 820, the Valuation Committee considers a hypothetical secondary market as the principal market in which it would sell investments in those companies. The Company also considers other valuation methodologies such as the Option Pricing Method and liquidity preferences when valuing minority equity positions of a portfolio company.

For loans and debt securities of Non-Control Companies (for which the Valuation Committee has identified the hypothetical secondary market as the principal market), the Valuation Committee determines fair value based on the assumptions that a hypothetical market participant would use to value the security in a current hypothetical sale using a market yield ("Market Yield") valuation methodology. In applying the Market Yield valuation methodology, the Valuation Committee determines the fair value based on such factors as third party broker quotes (if available) and market participant assumptions, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date.

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

For the Company's or its subsidiary's investment in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as the general partner (the "GP") of the PE Fund, the Valuation Committee relies on the GP's determination of the fair value of the PE Fund which will be generally valued, as a practical expedient, utilizing the net asset valuations provided by the GP, which will be made: (i) no less frequently than quarterly as of the Company's fiscal quarter end and (ii) with respect to the valuation of PE Fund investments in portfolio companies, will be based on methodologies consistent with those set forth in the Company’s Valuation Procedures. In making its determinations, the GP considers and generally relies on TTG Advisers’ recommendations. The determination of the net asset value of the Company’s or its subsidiary’s investment in the PE Fund will follow the methodologies described for valuing interests in private investment funds (“Investment Vehicles”) described below. Additionally, when both the Company and the PE Fund hold investments in the same portfolio company, the GP's Fair Value determination shall be based on the Valuation Committee's determination of the Fair Value of the Company's portfolio security in that portfolio company.

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

When the Company receives nominal cost warrants or free equity securities ("nominal cost equity") with a debt security, the Company typically allocates its cost basis in the investment between debt securities and nominal cost equity at the time of origination. If the Company is not reimbursed for investment or transaction related costs at the time an investment is made, the Company typically capitalizes those costs to the cost basis of the investment.

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

Escrows from the sale of a portfolio company are generally valued at an amount, which may be expected to be received from the buyer under the escrow's various conditions and discounted for both risk and time.

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

Reclassifications – Certain amounts from prior years have been reclassified to conform to the current year presentation.

7. Concentration of Market Risk

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments and escrow receivables (other than cash equivalents), which collectively represented approximately 76.7% and 94.3% of the Company's total assets at January 31, 2020 and October 31, 2019, respectively. As discussed in Note 8, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company's fair value policies and procedures. The Company's investment strategy represents a high degree of business and financial risk due to the fact that the Company’s portfolio investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include foreign investments (which subject the Company to additional risks such as currency, geographic, demographic and operational risks), entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. Additionally, we are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate. As of January 31, 2020, the fair value of our largest investment, Custom Alloy Corporation (“Custom Alloy”), comprised 11.1% of our total assets and 18.1% of our net assets. The Company's investments in short-term securities are generally in U.S. government securities, with a maturity of greater than three months but generally less than one year or other high quality and highly liquid investments. The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents.

The following table shows the portfolio composition by industry grouping at fair value as a percentage of net assets as of January 31, 2020 and October 31, 2019.

	January 31, 2020	October 31, 2019
Manufacturer of Pipe Fittings	18.10%	17.62%
Electrical Engineering	17.34%	19.55%
Automotive Dealerships	12.31%	12.17%
Supply Chain Equipment Manufacturer	8.96%	6.58%
Technology Investment - Financial Services	5.24%	2.79%
Private Equity	5.04%	5.51%
Electronics Component Manufacturing	5.03%	5.01%
Business Services	4.32%	5.34%
Equipment Rental	3.84%	3.74%
Distributor - Landscaping and Irrigation Equipment	3.74%	3.77%
Consumer Products	3.73%	4.40%
Plastic Injection Molding	3.49%	3.51%
Engineering and Construction Management	3.34%	2.65%
Consulting	3.08%	3.09%
Medical Equipment Manufacturer	2.90%	2.56%
Equipment Manufacturer	2.83%	2.85%
Safety Equipment Manufacturer	2.52%	2.55%
Insurance	2.51%	3.30%
Regulated Investment Company	2.51%	2.14%
Electronics Manufacturing and Repair	2.40%	2.41%
Real Estate Management	2.29%	2.15%
Government Services	2.28%	2.28%
Specialty Chemicals	1.98%	2.11%
Welding Equipment Manufacturer	1.97%	1.99%
Energy Services	1.39%	16.22%
Marketing	1.32%	1.32%
Environmental Services	0.11%	0.08%
Food Services	0.00%	7.23%
Information Technology Products and Services	0.00%	2.77%
Defense/Aerospace Parts Manufacturing	0.00%	1.57%
	124.57%	149.26%

The following table shows the portfolio composition by geographic region at fair value as a percentage of total assets as of January 31, 2020 and October 31, 2019.

	January 31, 2020	October 31, 2019
Northeast	21.00%	21.57%
Europe	19.74%	21.37%
Midwest	14.70%	17.69%
Southeast	11.65%	21.18%
West	6.54%	7.72%
Southwest	1.54%	2.34%
Puerto Rico	1.54%	2.07%
	76.71%	93.94%

8. Portfolio Investments

Pursuant to the requirements of the 1940 Act and ASC 820, we value our portfolio securities at their current market values or, if market quotations are not readily available, at their estimated fair values. Because our portfolio company investments generally do not have readily ascertainable market values, we record these investments at fair value in accordance with Valuation Procedures adopted by our Board of Directors. As permitted by the SEC, the Board of Directors has delegated the responsibility of making fair value determinations to the Valuation Committee, subject to the Board of Directors' supervision and pursuant to our Valuation Procedures.

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment's fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•

Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date.  We valued one of our investments using Level 1 inputs as of January 31, 2020.

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

The following fair value hierarchy tables set forth our investment related assets and (liabilities) by level as of January 31, 2020 and October 31, 2019 (in thousands):

	January 31, 2020
	Level 1	Level 2	Level 3	Investment measured at NAV	Total
Senior/Subordinated Loans and credit facilities	$-	$-	$189,275	$-	$189,275
Common Stock	5,746	-	3,839	-	9,585
Preferred Stock	-	-	23,618	-	23,618
Warrants	-	-	4,164	-	4,164
Common Equity Interest	-	-	47,513	-	47,513
LP Interest of the PE Fund	-	-	-	11,262	11,262
GP Interest of the PE Fund	-	-	-	287	287
Guarantees and letters of credit	-	-	(593)	-	(593)
Escrow Receivable	-	-	-	-	-
Short-term investments	-	25,058	-	-	25,058
Total	$5,746	$25,058	$267,816	$11,549	$310,169

	October 31, 2019
	Level 1	Level 2	Level 3	Investment measured at NAV	Total
Senior/Subordinated Loans and credit facilities	$-	$-	$242,177	$-	$242,177
Common Stock	4,874	-	3,344	-	8,218
Preferred Stock	-	-	20,238	-	20,238
Warrants	-	-	2,837	-	2,837
Common Equity Interest	-	-	54,209	-	54,209
LP Interest of the PE Fund	-	-	-	12,253	12,253
GP Interest of the PE Fund	-	-	-	313	313
Guarantees and letters of credit	-	-	(727)	-	(727)
Escrow Receivable	-	-	1,135	-	1,135
Short-term investments	-	-	-	-	-
Total	$4,874	$-	$323,213	$12,566	$340,653

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur. During the quarter ended January 31, 2020 and the year ended October 31, 2019, there were no transfers in or out of Level 1 or 2.

The following tables set forth a summary of changes in the fair value of investment related assets and liabilities measured using Level 3 inputs for the quarter ended January 31, 2020, and January 31, 2019 (in thousands):

	Balances, November 1, 2019	Realized Gains (Losses) (1)	Reversal of Prior Year (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, January 31, 2020	Total Loss for the year Included in Earnings Attibutable to the Change in Unrealized Appreciation (Depreciation) on Investments held as of January 31, 2020
Senior/Subordinated Loans and credit facilities	$242,177	$-	$(190)	$68	$8,795	$(61,575)	$-	$189,275	$68
Common Stock	3,344	-	-	495	-	-	-	3,839	495
Preferred Stock	20,238	(33)	(3)	5,013	-	(1,597)	-	23,618	5,013
Warrants	2,837	28	-	(544)	1,871	(28)	-	4,164	(544)
Common Equity Interest	54,209	-	-	(6,696)	-	-	-	47,513	(6,696)
Guarantees and letters of credit	(727)	-	-	134	-	-	-	(593)	134
Escrow Receivable	1,135	(10)	-	-	-	(1,125)	-	-	-
Total	$323,213	$(15)	$(193)	$(1,530)	$10,666	$(64,325)	$-	$267,816	$(1,530)

	Balances, November 1, 2018	Realized Gains (Losses) (1)	Reversal of Prior Year (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, January 31, 2019	Total Loss for the year Included in Earnings Attibutable to the Change in Unrealized Appreciation (Depreciation) on Investments held as of January 31, 2019
Senior/Subordinated Loans and credit facilities	$175,781	$-	$-	$(1,870)	$4,527	$(1,943)	$-	$176,495	$(1,870)
Common Stock	6,150	-	-	-	346	-	-	6,496	-
Preferred Stock	47,060	-	-	1,812	-	-	-	48,872	1,812
Warrants	401	-	-	389	-	-	-	790	389
Common Equity Interest	50,186	-	-	(140)	-	-	-	50,046	(140)
Guarantees and letters of credit	(2,867)	-	2,399	130	-	-	-	(338)	130
Escrow Receivable	969	49	-	-	-	-	-	1,018	-
Total	$277,680	$49	$2,399	$321	$4,873	$(1,943)	$-	$283,379	$321

(1)	Included in net realized gain (loss) on investments in the Consolidated Statements of Operations.
(2)	Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities disposed of during the quarter ended January 31, 2020 and January 31, 2019, respectively.
(3)	Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities held during the quarter ended January 31, 2020 and January 31, 2019, respectively.
(4)	Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for new securities. For the quarter ended January 31, 2020 and January 31, 2019, a total of approximately $1.8 million and $964,000, respectively, of PIK interest and dividends and amortization of discounts and fees are included.
(5)	Includes decreases in the cost basis of investments resulting from principal repayments or sales.

In accordance with ASU 2011-04, the following tables summarize information about the Company’s Level 3 fair value measurements as of January 31, 2020 and October 31, 2019 (in thousands):

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range				Weighted
	1/31/2020	Valuation technique	Unobservable input	Low		High		average (a)
Common Stock (c) (d)	$3,839	Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A

		Market Approach	EBITDA Multiple	6.0	x	8.0	x	7.0	x

		Income Approach	Discount Rate	12.2%		12.2%		12.2%
			Perpetual Growth Rate of Free Cash Flow	2.0%		2.0%		2.0%

Senior/Subordinated loans	$189,275	Market Approach	EBITDA Multiple	6.0	x	7.5	x	7.1	x
and credit facilities (b) (d)			Forward EBITDA Multiple	7.0	x	7.0	x	7.0	x
			Revenue Multiple	0.6	x	1.3	x	1.2	x

		Income Approach	Required Rate of Return	8.4%		17.2%		15.1%
			Discount Rate	13.3%		14.3%		14.0%
			Perpetual Growth Rate of Free Cash Flow	2.0%		2.5%		2.3%

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A
			Discount on Liquidation of Assets	17.5%		25.0%		23.7%

Common Equity Interest	$47,513	Market Approach	Forward EBITDA Multiple	7.0	x	7.0	x	7.0	x
			EBITDA Multiple	7.5	x	7.5	x	7.5	x

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A

		Income Approach	Discount Rate	14.3%		14.3%		14.3%
			Perpetual Growth Rate of Free Cash Flow	2.5%		2.5%		2.5%

Preferred Stock (c)	$23,618	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		10.0%		4.8%
			Real Estate Appraisals	N/A		N/A		N/A

		Market Approach	Revenue Multiple	1.3	x	1.3	x	1.3	x
			% of AUM	0.67%		0.67%		0.67%
			Illiquidity Discount	10.0%		10.0%		10.0%
			Multiple of Book Value	1.0	x	1.0	x	1.0	x
			EBT Multiple	27.0	x	27.0	x	27.0	x

		Income Approach	Discount Rate	12.1%		13.3%		12.2%
			Perpetual Growth Rate of Free Cash Flow	2.0%		2.5%		2.5%

Warrants	$4,164	Market Approach	EBITDA Multiple	6.0	x	6.0	x	6.0	x

		Income Approach	Discount Rate	13.3%		13.3%		13.3%
			Perpetual Growth Rate of Free Cash Flow	2.0%		2.0%		2.0%

Guarantees / Letters of Credit	$(593)	Income Approach	Discount Rate	6.5%		20.0%		18.3%

Escrows	$-	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		0.0%		0.0%

Total	$267,816

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

   * The above table excludes certain investments whose fair value is zero due to certain specific situations at the portfolio company level.

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range				Weighted
	10/31/2019	Valuation technique	Unobservable input	Low		High		average(a)
Common Stock (c) (d)	$3,344	Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A

		Market Approach	EBITDA Multiple	6.0	x	7.5	x	6.6	x

		Income Approach	Discount Rate	12.7%		12.7%		12.7%
			Perpetual Growth Rate of Free Cash Flow	2.0%		2.0%		2.0%

Senior/Subordinated loans	$242,177	Market Approach	EBITDA Multiple	6.0	x	8.0	x	7.5	x
and credit facilities (b) (d)			Forward EBITDA Multiple	8.5	x	8.5	x	8.5	x
			Revenue Multiple	0.5	x	1.4	x	1.2	x

		Income Approach	Required Rate of Return	8.6%		17.4%		14.1%
			Discount Rate	14.1%		15.6%		15.1%
			Perpetual Growth Rate of Free Cash Flow	2.0%		2.5%		2.3%

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A
			Discount on Liquidation of Assets	17.5%		25.0%		24.1%

Common Equity Interest	$54,209	Market Approach	Forward EBITDA Multiple	8.5	x	8.5	x	8.5	x
			EBITDA Multiple	7.0	x	7.0	x	7.0	x
		Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A
		Income Approach	Discount Rate	15.6%		15.6%		15.6%
			Perpetual Growth Rate of Free Cash Flow	2.5%		2.5%		2.5%

Preferred Stock (c)	$20,238	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		10.0%		4.0%
			Real Estate Appraisals	N/A		N/A		N/A

		Market Approach	Revenue Multiple	1.4	x	1.4	x	1.4	x
			% of AUM	0.72%		0.72%		0.72%
			Illiquidity Discount	35.0%		35.0%		35.0%
			Multiple of Book Value	1.0	x	1.0	x	1.0	x
			EBT Multiple	19.5	x	19.5	x	19.5	x

		Income Approach	Discount Rate	12.9%		14.1%		13.1%
			Perpetual Growth Rate of Free Cash Flow	2.0%		2.5%		2.4%

Warrants	$2,837	Market Approach	EBITDA Multiple	6.0	x	6.0	x	6.0	x

Guarantees / Letters of Credit	$(727)	Income Approach	Discount Rate	6.5%		20.0%		17.0%

Escrows	$1,135	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		0.0%		0.0%

Total	$323,213

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

For the Quarter Ended January 31, 2020

During the quarter ended January 31, 2020, the Company made follow-on investments in five portfolio companies that totaled approximately $8.4 million. Specifically, on November 14, 2019, the Company loaned $50,000 to RuMe Inc. (“RuMe”) on its line of credit, increasing the balance to approximately $2.2 million. On November 25, 2019 and December 13, 2019, the Company loaned approximately $1.1 million and $1.0 million, respectively, to Security Holdings B.V. (“Security Holdings”), increasing its senior subordinated loan outstanding amount to approximately $8.2 million. On December 13, 2019, the Company loaned approximately $1.6 million to Jedson Engineering, Inc. (“Jedson”), increasing the first lien loan to approximately $7.7 million. On January 10, 2020, the Company loaned approximately $3.8 million to Apex Industrials Technologies, LLC (“Apex”), increasing the first lien loan to approximately $18.8 million. The maturity date of the loan was extended to May 15, 2020. The Company also received a warrant as part of this investment. On January 16, 2020, Custom Alloy Corporation (“Custom Alloy”) borrowed $925,000 on its revolving credit facility, increasing the balance outstanding to approximately $3.0 million.

On November 1, 2019, U.S. Gas & Electric, Inc. (“U.S. Gas”) made a principal payment of approximately $32.8 million on its second lien loan.

On November 4, 2019, the Company received net proceeds of approximately $1.0 million related to the G3K Displays, Inc. settlement.

On November 5, 2019, the Company received proceeds of approximately $1.0 million related to the Centile Holding B.V. (“Centile”) escrow.

On November 8, 2019, the Company received proceeds of approximately $2.7 million from the PE Fund related to the sale of Focus Pointe Holdings, Inc. (“Focus Pointe”), a portfolio company of the PE Fund. The Company’s pro-rata share of the PE Fund’s cost basis in the Focus Pointe investment totaled approximately $1.9 million, resulting in a realized gain of approximately $773,000. The Company also received a carried interest payment from the PE Fund of approximately $48,000 related to the sale, which was recorded as additional realized gains.

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

On December 5, 2019, the Company sold 162,999 preferred shares of Advantage Insurance, Inc. (“Advantage”) for approximately $1.6 million, resulting in a realized loss of approximately $33,000.

On January 1, 2020, Array Information Technology, Inc. (“Array”) repaid its second lien loan in full, including all accrued interest totaling approximately $6.4 million. The Company also received approximately $28,000 for the sale of the warrant which was recorded as a realized gain.

On January 10, 2020, Essner Manufacturing, LP (“Essner”) repaid its first lien loan in full, including all accrued interest totaling approximately $3.6 million.

On January 31, 2020, Morey’s Seafood International, LLC (“Morey’s”) repaid its second lien loan in full, including all accrued interest totaling approximately $16.8 million.

During the quarter ended January 31, 2020, Turf Products, LLC (“Turf”) made a principal payment of $70,000 on its third lien loan.

During the quarter ended January 31, 2020, Legal Solutions Holdings, Inc. (“Legal Solutions”) made $2.3 million in principal payments on its loan.

During the quarter ended January 31, 2020, the Valuation Committee increased the fair value of the Company’s investments in: Black Diamond Equipment Rental, LLC (“Black Diamond”) by approximately $256,000, Foliofn, Inc. (“Foliofn”) by approximately $5.7 million, JSC Tekers Holdings (“JSC Tekers”) by $350,000, Trientis GmbH (“Trientis”) by approximately $72,000, Turf by approximately $60,000, MVC Private Equity Fund L.P. by approximately $2.0 million, GTM Intermediate Holdings, Inc. (“GTM”) by approximately $817,000, MVC Automotive Group GmbH (“MVC Automotive”) equity by approximately $486,000 and Apex by approximately $1.5 million. In addition, increases in the cost basis of the loans to Apex, Black Diamond, Custom Alloy, Dukane IAS, LLC (“Dukane”), Global Prairie PBC, Inc. (“Global Prairie”), GTM, Highpoint, HTI, Jedson, Legal Solutions, Morey’s, RuMe, Security Holdings, SMA Holdings, Inc. (“SMA”) and Tuf-Tug Inc. (“Tuf-Tug”) due to the capitalization of PIK interest totaling approximately $1.8 million. The Valuation Committee also decreased the fair value of the Company's investments in: Advantage by approximately $129,000, Custom Alloy by approximately $387,000, Dukane by approximately $45,000, Initials, Inc. (“Initials”) by approximately $103,000, RuMe by approximately $1.6 million, Security Holdings by approximately $7.1 million, Tuf-Tug by approximately $62,000, U.S. Gas by approximately $1.0 million and U.S. Spray Drying Holding Company (“U. S. Spray”) by approximately $260,000.

At January 31, 2020, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $285.7 million with a cost basis of $361.3 million. At January 31, 2020, the fair value and cost basis of investments made by the Company’s former management team pursuant to the prior investment objective (“Legacy Investments”) was $12.0 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $273.7 million and $346.3 million, respectively. At October 31, 2019, the fair value of all portfolio investments, exclusive of escrow receivables, was $340.2 million with a cost basis of $415.7 million. At October 31, 2019, the fair value and cost basis of the Legacy Investments were $6.4 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $333.8 million and $400.7 million, respectively.

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

During the quarter ended January 31, 2019, the Valuation Committee increased the fair value of the Company’s investments in: Black Diamond loan and warrant by approximately $767,000, Custom Alloy second lien loans, series A preferred stock, series B preferred stock and series C preferred stock by a net total of approximately $2.3 million, Dukane loan by $286, Foliofn preferred stock by $32,000, Highpoint loan by approximately $252, HTI loan by approximately $80,000, JSC Tekers preferred stock by approximately $82,000, Security Holdings equity and letter of credit by a net total of $25,000, Turf loan by approximately $15,000 and the Centile escrow by $49,000. In addition, increases in the cost basis of the loans to HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Array, GTM, Tin Roof, Tuf-Tug and Security Holdings were due to the capitalization of PIK interest totaling approximately $964,000. The Valuation Committee also decreased the fair value of the Company's investments in: Advantage preferred stock by approximately $244,000, Essner loan by approximately $21,000, Initials loan by approximately $412,000, Legal Solutions loan by approximately $118,000, MVC Automotive equity by approximately $117,000, MVC Environmental loan by approximately $875,000 and common stock by approximately $3.0 million, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.1 million, RuMe series B-1 preferred stock, guarantee and letter of credit by a net total of approximately $308,000, Trientis loan by approximately $77,000, U.S. Tech loan by approximately $23,000 and the U.S. Gas loan by approximately $797,000.

During the quarter ended April 30, 2019, the Valuation Committee increased the fair value of the Company’s investments in: Array loan by approximately $62,000, Black Diamond loan and warrant by a net total of approximately $126,000, Dukane loan by approximately $10,000, Essner loan by approximately $21,000, Foliofn preferred stock by $369,000, Highpoint loan by approximately $264, HTI loan by approximately $65,000, Initials loan by approximately $5,000, MVC Automotive equity by approximately $747,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $833,000, Security Holdings equity and letter of credit by a net total of approximately $3.7 million, Trientis loan by approximately $40,000, Turf loans by approximately $94,000, U.S. Tech loan by approximately $23,000, U.S. Gas loan by approximately $357,000 and the Centile escrow by approximately $29,000. In addition, increases in the cost basis of the loans to HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Array, GTM, Tin Roof, Tuf-Tug, Security Holdings and the Custom Alloy preferred stock were due to the capitalization of PIK interest/dividends totaling approximately $3.4 million. The Valuation Committee also decreased the fair value of the Company's investments in: Advantage preferred stock by approximately $674,000, Custom Alloy loans by a total of approximately $504,000, JSC Tekers preferred stock by approximately $48,000, RuMe series B-1 preferred stock and letter of credit by a total of approximately $1.8 million and the U.S. Spray common stock by $3.1 million.

During the quarter ended July 31, 2019, the Valuation Committee increased the fair value of the Company’s investments in: Centile escrow by approximately $38,000, Custom Alloy loans by a total of approximately $115,000, Dukane loan by approximately $1,000, Foliofn preferred stock by $389,000, HTI loan by approximately $47,000, JSC Tekers preferred stock by approximately $60,000 and Turf loans by approximately $124,000. In addition, increases in the cost basis of the loans to HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Array, GTM, Tin Roof, Tuf-Tug, Security Holdings, Jedson and Custom Alloy were due to the capitalization of PIK interest/dividends totaling approximately $780,000. The Valuation Committee also decreased the fair value of the Company's investments in: Array loan by approximately $1,000, Black Diamond loan and warrant by a net total of approximately $8,000, Highpoint loan by approximately $51,000, Initials loan by approximately $281,000, MVC Automotive equity by approximately $256,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $399,000, RuMe series B-1 preferred stock and letter of credit by a total of approximately $113,000, Security Holdings equity and letter of credit by a net total of approximately $1.2 million, Trientis loan by approximately $84,000 and U.S. Gas loan by approximately $1.2 million.

During the quarter ended October 31, 2019, the Valuation Committee increased the fair value of the Company’s investments in: Array loan by $622, Centile escrow by approximately $50,000, Foliofn preferred stock by $569,000, JSC Tekers preferred stock by $737,000, MVC Automotive equity by approximately $327,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $566,000, Tuf-Tug loan and common stock by a total of approximately $78,000 and Turf loans by approximately $69,000. In addition, increases in the cost basis of the loans to HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Array, GTM, Tuf-Tug, Security Holdings, Jedson, SMA and Black Diamond were due to the capitalization of PIK interest/dividends totaling approximately $747,000. The Valuation Committee also decreased the fair value of the Company's investments in: Advantage preferred stock by approximately $403,000, Black Diamond loan and warrant by a net total of approximately $14,000, Custom Alloy loans by a total of approximately $98,000, Dukane loan by approximately $9,000, Initials loan by approximately $715,000, RuMe preferred stocks, warrants and letter of credit by a net total of approximately $839,000, Security Holdings equity and letter of credit by a net total of $227,000, Trientis loan by approximately $86,000, U.S. Gas loan by approximately $857,000 and U.S. Spray common stock by $500,000.

During the fiscal year ended October 31, 2019, the Valuation Committee increased the fair value of the Company’s investments in: Array loan by approximately $63,000, Black Diamond loan and warrant by a net total of approximately $871,000, Custom Alloy second lien loans, series A preferred stock, series B preferred stock and series C preferred stock by a net total of approximately $1.8 million, Dukane loan by approximately $1,000, Foliofn preferred stock by $1.4 million, HTI loan by approximately $192,000, JSC Tekers preferred stock by approximately $831,000, Security Holdings equity and letter of credit by a net total of approximately $2.2 million, Tuf-Tug loan and common stock by approximately $78,000, Turf loans by approximately $302,000, MVC Automotive equity by approximately $701,000 and the Centile escrow by $166,000. In addition, increases in the cost basis of the loans to HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Array, GTM, Tin Roof, Tuf-Tug, Security Holdings, Jedson, SMA and the Custom Alloy preferred stock were due to the capitalization of PIK interest/dividends totaling approximately $5.9 million. The Valuation Committee also decreased the fair value of the Company's investments in: Advantage preferred stock by approximately $1.3 million, Highpoint loan by approximately $51,000, Initials loan by approximately $1.4 million, Legal Solutions loan by approximately $118,000, MVC Environmental loan and common stock by a total of approximately $3.9 million, RuMe series B-1 preferred stock, guarantee and letter of credit by a net total of approximately $3.0 million, Trientis loan by approximately $208,000, U.S. Spray common stock by $3.6 million, U.S. Gas loan by approximately $2.4 million and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $140,000.

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

9. Commitments and Contingencies

Commitments to Portfolio Companies:

At January 31, 2020 and October 31, 2019, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded as of January 31, 2020
MVC Private Equity Fund LP	$20.1 million	$14.6 million
RuMe	$2.2 million	$2.2 million
RuMe	$400,000	$400,000
Custom Alloy	$3.0 million	$3.0 million
Total	$25.7 million	$20.2 million

Portfolio Company	Amount Committed	Amount Funded as of October 31, 2019
MVC Private Equity Fund LP	$20.1 million	$14.6 million
RuMe	$2.2 million	$2.1 million
RuMe	$400,000	$400,000
Custom Alloy	$3.0 million	$2.1 million
Total	$25.7 million	$19.2 million

Guarantees:

At January 31, 2020 and October 31, 2019, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded as of January 31, 2020
MVC Automotive	$4.0 million	-
Total	$4.0 million	-

Guarantee	Amount Committed	Amount Funded as of October 31, 2019
MVC Automotive	$4.0 million	-
Total	$4.0 million	-

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies. At January 31, 2020, the Valuation Committee estimated the combined fair values of the guarantee obligation noted above to be $0 or a liability of approximately $0.

These guarantees are further described below, together with the Company's other commitments.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  Over time, Erste Bank, the bank extending the mortgage to MVC Automotive, increased the amount of the mortgage. The balance of the guarantee as of January 31, 2020 is approximately 4.9 million Euro (equivalent to approximately $5.4 million).

The Company agreed to cash collateralize a $300,000 third party letter of credit for RuMe, which is now collateralized with Credit Facility IV (defined below) and still a commitment of the Company as of January 31, 2020. Previously, the Company guaranteed $1.0 million of RuMe’s indebtedness to Colorado Business Bank and also provided RuMe an additional $2.0 million letter of credit. On April 25, 2019, the $1.0 million guarantee and the $2.0 million letter of credit were refinanced and replaced with a new $3.0 million letter of credit. The letter of credit had a fair value of approximately -$519,000 or a liability of $519,000 as of January 31, 2020. The $3.0 million letter of credit is collateralized with Credit Facility IV (defined below).

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP. The PE Fund closed on approximately $104 million of capital commitments. During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations. The investment period related to the PE Fund has ended. Additional capital may be called for follow-on investments in existing portfolio companies of the PE Fund or to pay operating expenses of the PE Fund until the partnership is terminated. On December 27, 2018, the Company received proceeds of approximately $7.5 million from the PE Fund related to the sale of Plymouth Rock Energy, LLC, a portfolio company of the PE Fund. The Company’s pro-rata share of the PE Fund’s cost basis in the Plymouth Rock Energy, LLC investment totaled approximately $2.5 million, resulting in a realized gain of approximately $5.0 million. On October 25, 2019, the PE Fund sold Focus Pointe, a portfolio company of the PE Fund. The Company received proceeds of approximately $2.7 million related to the sale. The Company’s pro-rata share of the PE Fund’s cost basis in the Focus Pointe investment totaled approximately $1.9 million, resulting in a realized gain of approximately $800,000. As of January 31, 2020, $14.6 million of the Company’s commitment was funded.

As of October 31, 2019, RuMe had a $2.2 million line of credit provided by the Company with a 10% interest rate and a maturity date of March 31, 2021. The outstanding balance as of October 31, 2019 and January 31, 2020 was approximately $2.1 million and $2.2 million, respectively, including capitalized PIK interest. Also, during the fiscal year ended October 31, 2019, the Company provided RuMe a $400,000 revolver with a 10% interest rate and a maturity date of February 28, 2020. The outstanding balance of the revolver as of October 31, 2019 and January 31, 2020 was approximately $404,000 and $414,000, respectively, including capitalized PIK interest.

As of October 31, 2019, Security Holdings had a 4.8 million Euro letter of credit. The letter of credit had a fair value of approximately -$74,000 or a liability of $74,000 as of January 31, 2020. The letter of credit is collateralized with Credit Facility IV (defined below).

As of October 31, 2019, Custom Alloy had a $3.0 million line of credit provided by the Company with a 15% interest rate and a maturity date of April 30, 2020. The balance outstanding as of October 31, 2019 was approximately $2.1 million. During the quarter ended January 31, 2020, the Company funded $925,000, resulting in a balance outstanding as of January 31, 2020 of approximately $3.0 million.

As of January 31, 2020, the total fair value associated with potential obligations related to guarantees and letters of credit was approximately -$593,000 or a liability of $593,000.

Commitments of the Company

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with BB&T. On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility. On December 1, 2015, Credit Facility II was renewed and expired on May 31, 2016, at which time all outstanding amounts under it were due and repaid. On June 30, 2016, Credit Facility II was renewed and reduced to a $50 million revolving credit facility, which expired on February 28, 2017, as of which time all outstanding amounts under it were due and repaid. On February 28, 2017, Credit Facility II was renewed and increased to a $100 million revolving credit facility and expired on August 31, 2017. On August 31, 2017, Credit Facility II was renewed and decreased to a $25 million revolving credit facility, which was to expire on August 31, 2018.  There was no change to the interest rate or unused fee on the revolving credit facility. The Company incurred closing costs associated with this transaction of $62,500. On August 10, 2018, Credit Facility II was renewed to August 30, 2019 and on August 30, 2019, Credit Facility II was extended to August 31, 2020. The Company incurred closing costs associated with each of these transactions of $50,000 with no change in terms other than the expiration date. At October 31, 2019 and January 31, 2020, there was $0 and $25.0 million, respectively, outstanding on Credit Facility II. Credit Facility II is used to provide the Company with better overall financial flexibility in managing its investment portfolio. Borrowings under Credit Facility II bear interest at LIBOR plus 125 basis points. In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter. The Company paid closing fees, legal and other costs associated with these transactions. These costs are amortized over the life of the facility. Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities. As of January 31, 2020, the Company was in compliance with all covenants related to Credit Facility II.

On November 15, 2017, the Company completed a public offering of $100,000,000 aggregate principal amount of its 6.25% senior notes due November 30, 2022 (“Senior Notes II”). In addition, on November 20, 2017, the underwriters exercised an over-allotment option to purchase an additional $15 million in aggregate principal amount of Senior Notes II (together with the offering on November 15, the “Offering”). The Senior Notes II have an interest rate of 6.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year. After deducting underwriting fees and discounts and expenses, the Offering resulted in net proceeds to the Company of approximately $111.4 million. The Offering expenses incurred are amortized over the term of the Senior Notes II. Proceeds from the offering were used to repay the Senior Notes in full, including all accrued interest. As of January 31, 2020, the Senior Notes II had a total outstanding amount of $115.0 million, net of deferred financing fees the balance was approximately $112.9 million, with a market value of approximately $117.5 million.

On January 29, 2019, the Company entered into a three year, $35 million revolving credit facility ("Credit Facility IV") with People’s United Bank, National Association as lender and lead agent. Credit Facility IV can, under certain conditions, be increased up to $85 million. Credit Facility IV will expire on January 29, 2022, at which time all outstanding amounts under Credit Facility IV will be due and payable. Borrowings under the Credit Facility bear interest at a rate of LIBOR plus 2.85%, or the prime rate plus 0.5% at the Company’s discretion. In addition, the Company was subject to (i) a closing fee of 1% of the commitment amount paid at closing, (ii) a one-time structuring fee in the amount of $100,000 paid at closing, (iii) an unused line fee, which is payable monthly, of 0.75% if the Company draws less than $25 million on Credit Facility IV or 0.60% if the Company draws more than $25 million on Credit Facility IV, and (iv) an annual administrative agent fee in the amount of $100,000 in 2019 and $200,000 in each year thereafter. The compensating balance for the revolving credit facility is $5.0 million, which is reflected as restricted cash equivalents on the Company’s Consolidated Balance Sheets.  On June 19, 2019, in order to increase the size of the Credit Facility IV, the credit facility was amended to add Bank Leumi USA as an additional lender. The amendment increased the size of Credit Facility IV by $15.0 million to $50.0 million. All other material terms of the Credit Facility remain unchanged. In addition, the Company was subject to a closing fee of 1% of the additional commitment amount of $15.0 million to be paid at closing. As of January 31, 2020, there was no amount outstanding on Credit Facility IV and the Company was in compliance with the maximum balance sheet leverage covenant related to Credit Facility IV.

The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company's maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

10. Management

On November 6, 2003, Michael Tokarz assumed his positions as Chairman, Portfolio Manager and Director of the Company. From November 6, 2003 to October 31, 2006, the Company was internally managed. Effective November 1, 2006, Mr. Tokarz's employment agreement with the Company terminated and the obligations under that agreement were superseded by those under the Advisory Agreement entered into with TTG Advisers. Under the terms of the Advisory Agreement, the Company pays TTG Advisers a base management fee and an incentive fee for its provision of investment advisory and management services.

Our Board of Directors, including all of the Independent Directors, last approved a renewal of the Advisory Agreement at their in-person meeting held on October 31, 2019.

Under the terms of the Advisory Agreement, TTG Advisers determines, consistent with the Company's investment strategy, the composition of the Company's portfolio, the nature and timing of the changes to the Company's portfolio and the manner of implementing such changes. TTG Advisers also identifies and negotiates the structure of the Company's investments (including performing due diligence on prospective Portfolio Companies), closes and monitors the Company's investments, determines the securities and other assets purchased, retains or sells and oversees the administration, recordkeeping and compliance functions of the Company and/or third parties performing such functions for the Company. TTG Advisers' services under the Advisory Agreement are not exclusive, and it may furnish similar services to other entities. Pursuant to the Advisory Agreement, the Company is required to pay TTG Advisers a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at 2.0% per annum of the Company's total assets excluding cash, the value of any investment in a Third-Party Vehicle covered by a Separate Agreement (as defined in the Advisory Agreement) and the value of any investment by the Company not made in portfolio companies ("Non-Eligible Assets") but including assets purchased with borrowed funds that are not Non-Eligible Assets. The incentive fee consists of two parts: (i) one part is based on our pre-incentive fee net operating income; and (ii) the other part is based on the capital gains realized on our portfolio of securities acquired after November 1, 2003.

The Advisory Agreement provides for an expense cap pursuant to which TTG Advisers will absorb or reimburse operating expenses of the Company, to the extent necessary to limit the Company's expense ratio (the consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation and extraordinary expenses taken as a percentage of the Company's average net assets) to 3.5% in each of the 2009 and 2010 fiscal years.

On various dates, TTG Advisers and the Company entered into annual agreements to extend the expense cap of 3.5% to the 2011, 2012, 2013 and 2014 fiscal years (“Expense Limitation Agreement”). The Company and the Adviser agreed to continue the expense cap into fiscal year 2015 and fiscal year 2016, though they lowered the expense cap to 3.25% and modified the methodology so that the cap is applied to limit the Company’s ratio of expenses to total assets less cash (the “Modified Methodology”), consistent with the asset level used to calculate the base management fee. (The expenses covered by the cap remain unchanged.) On October 28, 2016, the Board of Directors, including all of the Independent Directors, approved the renewal of the Advisory Agreement for the 2017 fiscal year. Further, the Adviser agreed to continue to waive a portion of the base management fee so that it is reduced to 1.50% for fiscal year 2017. In March 2016, the Adviser agreed to modify its prior agreement to waive, effective November 1, 2015, the first $1.0 million of capital gains incentive fee due under the Advisory Agreement, such that the $1.0 million waiver of incentive fee would be applied to any incentive fee due under the agreement, whether it is a capital gains incentive fee or net operating income incentive fee. Furthermore, the Company and the Adviser, similar to fiscal year 2016, agreed on an expense cap for fiscal years 2017 through 2019 of 3.25% under the Modified Methodology. The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company's expense ratio under the Expense Limitation Agreement. In addition, for fiscal years 2010 through 2019, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement for its allocable portion of the compensation payable to certain officers of the Company, which may not exceed $200,000 per year in the aggregate (the “Voluntary Waiver”). TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement. As of January 31, 2020, the Company did not have an investment in an exchange traded fund. In addition, the Adviser has agreed, effective November 1, 2017, to a revised management fee structure that ties management fees to the NAV discount1 as follows: (A) If the Company’s NAV discount is greater than 20%, the management fee for the current quarter is reduced to 1.25%; (B) If the NAV discount is between 10% and 20%, the management fee will be 1.50%; and (C) If the NAV discount is less than 10% or eliminated, the 1.50% management fee would be re-examined, but in no event would it exceed 1.75%. For the quarter ended January 31, 2020, the effective management fee was 1.25%.

1 The NAV discount referred to herein is the average daily discount to NAV for a quarter. The discount is determined using the most recently determined NAV per share, which is typically the prior quarter end’s NAV per share and the Company stock closing price on any given day for the quarter.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund.  The PE Fund has closed on approximately $104 million of capital commitments.  The Company's Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company's ability to make additional investments that represent more than 5% of its total assets or more than 10% of the outstanding voting securities of the issuer ("Non-Diversified Investments") through the PE Fund. As previously disclosed, the Company may be restricted in its ability to make Non-Diversified Investments.  For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25% of all management fees and other fees paid by the PE Fund and its portfolio companies and up to 30% of the carried interest generated by the PE Fund. Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund. In exchange for providing those services, and pursuant to the Board of Directors' authorization and direction, TTG Advisers is entitled to receive the balance of the fees generated by the PE Fund and its portfolio companies and a portion of any carried interest generated by the PE Fund. Given this separate arrangement with the GP and the PE Fund (the "PM Agreement"), under the terms of the Company's Advisory Agreement with TTG Advisers, TTG Advisers is not entitled to receive from the Company a management fee or an incentive fee on assets of the Company that are invested in the PE Fund. However, the Company’s limited partnership interest and GP interest in the PE Fund are subject to the PE Fund’s annual management fee, a portion of which, as described above, is retained by the Company and not paid out to TTG Advisers as portfolio manager of the PE Fund. During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations. Previously, MVC Partners was presented as a Portfolio Company on the Consolidated Schedules of Investments. The consolidation of MVC Partners has not had any material effect on the financial position or net results of operations of the Company. There are additional disclosures resulting from this consolidation.

Management and portfolio fees (e.g., closing or monitoring fees) generated by the PE Fund (including its portfolio companies) that are paid to the GP are classified on the Consolidated Statements of Operations as Management fee income - Asset Management and Portfolio fee income - Asset Management, respectively. The portion of such fees that the GP pays to TTG Advisers (in accordance with its PM Agreement described above) are classified on the Consolidated Statements of Operations as Management fee - Asset Management and Portfolio fees - Asset Management. Under the PE Fund's agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

11. Incentive Compensation

Effective November 1, 2006, Mr. Tokarz's employment agreement with the Company terminated and the obligations under Mr. Tokarz's agreement were superseded by those under the Advisory Agreement entered into with TTG Advisers. Pursuant to the Advisory Agreement, the Company pays an incentive fee to TTG Advisers which is generally: (i) 20% of pre-incentive fee net operating income and (ii) 20% of cumulative aggregate net realized capital gains less aggregate unrealized depreciation (on our portfolio securities acquired after November 1, 2003). TTG Advisers is entitled to an incentive fee with respect to our pre-incentive fee net operating income in each fiscal quarter as follows: no incentive fee in any fiscal quarter in which our pre-incentive fee net operating income does not exceed the lower hurdle rate of 1.75% of net assets, 100% of our pre-incentive fee net operating income with respect to that portion of such pre-incentive fee net operating income, if any, that exceeds the lower hurdle amount but is less than 2.1875% of net assets in any fiscal quarter and 20% of the amount of our pre-incentive fee net operating income, if any, that exceeds 2.1875% of net assets in any fiscal quarter. Under the Advisory Agreement, the accrual of the provision for incentive compensation for net realized capital gains is consistent with the accrual that was required under the employment agreement with Mr. Tokarz.

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

At October 31, 2019, the provision for estimated incentive compensation was $0.  During the quarter ended January 31, 2020, there was no change in the provision for incentive compensation as 20% of the cumulative aggregate net realized capital gains less aggregate unrealized depreciation was less than $0. The provision for incentive compensation includes the Valuation Committee’s determination to increase the fair values of eight of the Company’s portfolio investments (Apex, Black Diamond, GTM, JSC Tekers, MVC Automotive, Trientis, Turf and Equus) by a total of approximately $4.4 million. The provision also includes the Valuation Committee’s determination to decrease the fair values of nine of the Company’s portfolio investments (Advantage, Custom Alloy, Dukane, Initials, RuMe, Security Holdings, Tuf-Tug, U.S. Spray and U.S. Gas) by a total of approximately $10.8 million. Also, for the quarter ended January 31, 2020, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income for the quarter did not exceed the hurdle rate. For fiscal years ending on October 31, 2019 and October 31, 2020, the Adviser agreed to voluntarily modify the calculation of the Income Incentive Fee so that the fee accrued shall equal the lesser of: (i) the amount of the Income Incentive Fee computed and determined quarterly as currently set forth in the Advisory Agreement; and (ii) the amount of the Income Incentive Fee computed and determined on an annual basis (in lieu of quarterly). Further, regardless of the amount of Income Incentive Fee computed or accrued, the Adviser agreed to defer collection of any Income Incentive Fee due and payable for the fiscal year until after the completion of the annual audit for such fiscal year.

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

12. Tax Matters

On October 31, 2019, the Company had a net capital loss carryforward of approximately $9.3 million and had net unrealized losses of approximately $75.4 million. The Company had approximately $75.6 million in net unrealized losses as of January 31, 2020.

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet a "more-likely-than-not" threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the quarter ended January 31, 2020, the Company did not incur any interest or penalties related to unrecognized tax benefits. Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS. The fiscal years 2014 through 2018 for the Company and MVCFS remain subject to examination by the IRS.

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

13. Dividends and Distributions to Shareholders, Share Repurchase Program and Tender Offer

As a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), the Company is required to distribute to its shareholders, in a timely manner, at least 90% of its investment company taxable and tax-exempt income each year. If the Company distributes, in a calendar year, at least 98% of its ordinary income for such calendar year and 98.2% of its capital gain net income for the 12-month period ending on October 31 of such calendar year (as well as any portion of the respective 2% balances not distributed in the previous year), it will not be subject to the 4% non-deductible federal excise tax on certain undistributed income of RICs.

Dividends and capital gain distributions, if any, are recorded on the ex-dividend date. Dividends and capital gain distributions are generally declared and paid quarterly according to the Company's policy established on July 11, 2005. An additional distribution may be paid by the Company to avoid imposition of federal income tax on any remaining undistributed net investment income and capital gains. Distributions can be made payable by the Company either in the form of a cash distribution or a stock dividend. The amount and character of income and capital gain distributions are determined in accordance with income tax regulations that may differ from U.S. generally accepted accounting principles. These differences are due primarily to differing treatments of income and gain on various investment securities held by the Company, differing treatments of expenses paid by the Company, timing differences and differing characterizations of distributions made by the Company. Key examples of the primary differences in expenses paid are the accounting treatment of MVCFS (which is consolidated for GAAP purposes, but not income tax purposes) and the variation in treatment of incentive compensation expense. Permanent book and tax basis differences relating to shareholder distributions will result in reclassifications and may affect the allocation between net operating income, net realized gain (loss) and paid-in capital. Additionally, the characterization of the distribution is based upon current results, and such characterization may change based upon results for the year.

All of our shareholders who hold shares of common stock in their own name will automatically be enrolled in our dividend reinvestment plan (the "Plan"). All such shareholders will have any cash dividends and distributions automatically reinvested by Computershare Ltd. (“the Plan Agent”) in shares of our common stock. Of course, any shareholder may elect to receive his or her dividends and distributions in cash. Currently, the Company has a policy of paying quarterly dividends to shareholders. For any of our shares that are held by banks, brokers or other entities that hold our shares as nominees for individual shareholders, the Plan Agent will administer the Plan on the basis of the number of shares certified by any nominee as being registered for shareholders that have not elected to receive dividends and distributions in cash. To receive your dividends and distributions in cash, you must notify the Plan Agent, broker or other entity that holds the shares.

For the Quarter Ended January 31, 2020

On December 23, 2019, the Company's Board of Directors declared a dividend of $0.17 per share. The dividend was paid on January 10, 2020 to shareholders of record on January 3, 2020 and totaled approximately $3.0 million.

During the quarter ended January 31, 2020, as part of the Company's dividend reinvestment plan for our common stockholders, the Plan Agent purchased 11,467 shares of our common stock at an average price of $9.35, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

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

The following table represents open-market purchases made under our stock repurchase program for the fiscal years ended October 31, 2013 through October 31, 2019. There were no share repurchases made during the quarter ended January 31, 2020.

Period *	Total Number of Shares Purchased	Average Price Paid per Share including commission	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Purchased Under the Program
For the Year Ended October 31, 2013	1,299,294	$12.83	1,299,294	$16,673,207
For the Year Ended October 31, 2014	310,706	$13.24	1,610,000	$4,114,967
For the Year Ended October 31, 2015	-	-	1,610,000	-
For the Year Ended October 31, 2016	146,409	$8.31	1,756,409	$1,216,746
For the Year Ended October 31, 2017	-	-	1,756,409	-
For the Year Ended October 31, 2018	627,724	$9.45	2,384,133	$5,930,011
For the Year Ended October 31, 2019	467,686	$8.70	2,851,819	$4,069,924
For the Quarter Ended January 31, 2020	-	-	2,851,819	-
Total	2,851,819	$11.22	2,851,819	$32,004,855

*Disclosure covering repurchases will be made through quarterly and annual reports filed with the SEC going forward.  MVC Capital’s website no longer contains the monthly repurchase information.

14. Segment Data

The Company's reportable segments are its investing operations as a business development company, MVC Capital, which includes MVC Cayman and MVC Turf. MVCFS, a wholly-owned subsidiary that provides advisory, administrative and other services to the Company and its portfolio companies, is also included.

The following table presents book basis segment data for the quarter ended January 31, 2020:

	MVC	MVCFS	Consolidated
Interest and dividend income	$7,459,901	$2,260	$7,462,161
Fee income	-	13,099	13,099
Fee income - asset management	-	310,719	310,719
Total operating income	7,459,901	326,078	7,785,979

Total operating expenses	4,649,285	381,117	5,030,402
Less: Waivers by Adviser	(495,886)	(55,524)	(551,410)
Total net operating expenses	4,153,399	325,593	4,478,992

Net operating income before taxes	3,306,502	485	3,306,987

Tax expense	-	485	485
Net operating income	3,306,502	-	3,306,502

Net realized gain on investments	1,081,598	26,477	1,108,075
Net unrealized appreciation (depreciation) on investments	(20,245)	22,047	1,802

Net increase in net assets resulting from operations	$4,367,855	$48,524	$4,416,379

15. Significant Subsidiaries

We have determined that for the quarter ended January 31, 2020, RuMe, an unconsolidated portfolio company, has met the conditions of a significant subsidiary.  For the quarter ended January 31, 2019, there were no portfolio companies that met the conditions of a significant subsidiary.  The financial information presented below includes summarized balance sheets as of December 31, 2019 (the last fiscal quarter-end of these companies prior to January 31, 2020) and December 31, 2018 and summarized income statements for the periods October 1, 2019 to December 31, 2019 and October 1, 2018 to December 31, 2018.  The financial information below is based on unaudited financial statements and has been prepared and furnished by the portfolio company and not prepared by the Company.

	RuMe	RuMe
Balance Sheet	As of December 31,	As of December 31,
All numbers in thousands	2019	2018
Assets:
Total current assets	$1,585	$2,493
Total non-current assets	367	417
Total Assets	$1,952	$2,910

Liabilities and Shareholders Equity:
Current Liabilities	$7,507	$7,437
Long-term liabilities	5,270	3,698
Shareholders Equity	(10,825)	(8,225)
Total Liabilities and Shareholders Equity	$1,952	$2,910

	RuMe	RuMe
	For the Period from	For the Period from
Income Statement	October 1, 2019 to	October 1, 2018 to
All numbers in thousands	December 31, 2019	December 31, 2018
Net Sales & Revenue	$1,600	$2,532
Cost of Sales	965	1,511
Gross Margin	635	1,021
Operating Expenses	869	1,063
Operating Income (Loss)	(234)	(42)
Income Tax (Benefit)	0	0
Interest Expense	210	223
Other Expenses (Income), Net	(11)	(25)
Net Income (Loss)	$(433)	$(240)

16. Subsequent Events

On February 3, 2020, the Company loaned approximately $1.7 million to Jedson, increasing the first lien loan to approximately $9.4 million.

On February 25, 2020, the Company notified U.S. Bank National Association, the trustee for the Senior Notes II (the “Trustee”), of the Company’s election to redeem $20.0 million aggregate principal amount of the Senior Notes II outstanding at a price equal to 100% of the principal amount of the Senior Notes II, plus accrued and unpaid interest on the Senior Notes II to, but excluding, the date of redemption.  The Company instructed the Trustee to provide notice of such redemption to the holders of the Senior Notes II in accordance with the terms of the indenture governing the Senior Notes II.  The Company expects the redemption to be completed on March 26, 2020.  Following the redemption, $95.0 million in aggregate principal amount of the Senior Notes II will remain outstanding.  The Company intends to fund the redemption with cash on hand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company and its investment portfolio companies. Words such as may, will, expect, believe, anticipate, intend, could, estimate, might and continue, and the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. Forward-looking statements are included in this report pursuant to the “Safe Harbor” provision of the Private Securities Litigation Reform Act of 1995. Such statements are predictions only, and the actual events or results may differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those relating to adverse conditions in the U.S. and international economies, competition in the markets in which our portfolio companies operate, investment capital demand, pricing, market acceptance, any changes in the regulatory environments in which we operate, changes in our accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, competitive forces, adverse conditions in the credit markets impacting the cost, including interest rates and/or availability of financing, the results of financing and investing efforts, the ability to complete transactions, the inability to implement our business strategies and other risks identified below or in the Company’s filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and the other financial information included elsewhere in this report and the Company’s annual report on Form 10-K for the year ended October 31, 2019.

SELECTED CONSOLIDATED FINANCIAL DATA:

Financial information for the fiscal year ended October 31, 2019 is derived from the consolidated financial statements included in the Company’s annual report on Form 10-K, which have been audited by Grant Thornton LLP, the Company’s independent registered public accounting firm. Quarterly financial information is derived from unaudited financial data, but in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments), which are necessary to present fairly the results for such interim periods.

Selected Consolidated Financial Data

	For the Quarter Ended January 31, 2020	For the Quarter Ended January 31, 2019	Year Ended October 31, 2019
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$7,462	$6,180	$29,605
Fee income	13	38	102
Fee income - asset management	311	223	842

Total operating income	7,786	6,441	30,549

Expenses:
Management fee	1,370	1,513	6,408
Portfolio fees - asset management	169	96	343
Management fee - asset management	64	71	288
Administrative	1,221	1,434	4,826
Interest and other borrowing costs	2,206	2,484	9,655
Net Incentive compensation (Note 11)	-	-	-

Total operating expenses	5,030	5,598	21,520

Expense waiver by Advisor	(37)	(37)	(150)
Voluntary management fee waiver by Advisor	(514)	(567)	(2,403)
Total waiver by adviser	(551)	(604)	(2,553)

Total net operating expenses	4,479	4,994	18,967

Net operating gain (loss) before taxes	3,307	1,447	11,582

Tax expense, net	1	-	2

Net operating gain (loss)	3,306	1,447	11,580

Net realized and unrealized (loss) gain:
Net realized gain on investments	1,108	5,226	(7,106)
Net unrealized depreciation on investments	2	(9,726)	11,842

Net realized and unrealized (loss) gain on investments	1,110	(4,500)	4,736

Net (decrease) increase in net assets resulting from operations	$4,416	$(3,053)	$16,316

Per Share:
Net (decrease) increase in net assets per share resulting from operations	$0.25	$(0.17)	$0.92
Dividends per share	$0.170	$0.150	$0.620
Balance Sheet Data:
Portfolio at value	$285,704	$316,152	$340,245
Portfolio at cost	361,318	410,580	415,667
Total assets	372,268	364,347	362,163
Shareholders’ equity	229,362	216,921	227,959
Shareholders’ equity per share (net asset value)	$12.94	$12.24	$12.86
Common shares outstanding at period end	17,725	17,725	17,725
Other Data:
Number of Investments funded in period	6	2	12
Investments funded ($) in period	$8,351	$3,886	$47,463
Repayment/sales in period	66,354	10,150	39,083
Net investment activity in period	(58,003)	(6,264)	8,380

43

	2020	2019				2018
	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):

Total operating income	7,786	8,046	7,469	8,593	6,441	5,888	6,151	5,440	5,147

Management fee	1,370	1,662	1,643	1,590	1,513	1,496	1,487	1,496	1,411
Portfolio fees - asset management	169	82	89	76	96	122	112	148	147
Management fee - asset management	64	69	79	69	71	81	70	66	67
Administrative	1,221	1,404	998	990	1,434	843	1,010	796	1,235
Interest, fees and other borrowing costs	2,206	2,378	2,510	2,283	2,484	2,238	2,403	2,981	3,117
Loss on extinguishment of debt	-	-	-	-	-	-	-	-	1,783
Net Incentive compensation	-	-	-	-	-	-	(1,316)	(1,012)	267
Total waiver by adviser	(551)	(660)	(654)	(635)	(604)	(598)	(595)	(599)	(390)
Tax expense	1	-	1	1	-	1	-	1	-
Net operating income (loss) before net realized and unrealized gains	3,306	3,111	2,803	4,219	1,447	1,705	2,980	1,563	(2,490)
Net (decrease) increase in net assets resulting from operations	4,416	3,057	348	15,964	(3,053)	(2,220)	(5,870)	(3,393)	950
Net (decrease) increase in net assets resulting from operations per share	0.25	0.17	0.02	0.90	(0.17)	(0.10)	(0.32)	(0.18)	0.05
Net asset value per share	12.94	12.86	12.86	12.99	12.24	12.46	12.62	13.09	13.42

OVERVIEW

The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company under the 1940 Act. The Company's investment objective is to seek to maximize total return from capital appreciation and/or income.

On November 6, 2003, Mr. Tokarz assumed his positions as Chairman and Portfolio Manager of the Company. He and the Company's investment professionals (who, effective November 1, 2006, provide their services to the Company through the Company's investment adviser, TTG Advisers) are seeking to implement our investment objective (i.e., to maximize total return from capital appreciation and/or income) through making a broad range of private investments in a variety of industries.

The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. During the fiscal year ended October 31, 2019, the Company made six new investments and follow-on investments in six existing portfolio companies totaling approximately $44.9 million. During the quarter ended January 31, 2020, the Company made follow-on investments in five existing portfolio companies totaling approximately $8.3 million.

The Company's prior investment objective was to achieve long-term capital appreciation from venture capital investments in information technology companies. Accordingly, the Company's investments had focused on investments in equity and debt securities of information technology companies. As of January 31, 2020, approximately 3.2% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential "liquidity event," i.e., a sale, public offering, merger or other reorganization.

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

We may also seek to achieve our investment objective by establishing a subsidiary or subsidiaries that would serve as general partner to a private equity or other investment fund(s). In fact, during fiscal year 2006, we established MVC Partners for this purpose. Furthermore, the Board of Directors authorized the establishment of a PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as the GP and which may raise up to $250 million. On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund. The PE Fund closed on approximately $104 million of capital commitments. The Company's Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company's ability to make Non-Diversified Investments through the PE Fund. As previously disclosed, the Company is restricted in its ability to make Non-Diversified Investments. For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25% of all management fees and other fees paid by the PE Fund and its portfolio companies and up to 30% of the carried interest generated by the PE Fund. Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund. In exchange for providing those services, and pursuant to the Board of Directors' authorization and direction, TTG Advisers is entitled to receive the balance of the fees and any carried interest generated by the PE Fund and its portfolio companies. Given this separate arrangement with the GP and the PE Fund, under the terms of the Company's Advisory Agreement with TTG Advisers, TTG Advisers is not entitled to receive from the Company a management fee or an incentive fee on assets of the Company that are invested in the PE Fund. During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations. Previously, MVC Partners was presented as a portfolio company on the Schedule of Investments. The consolidation of MVC Partners has not had any material effect on the financial position or net results of operations of the Company. Also, during fiscal year ended October 31, 2014, MVC Turf, Inc. (“MVC Turf”) was consolidated with the Company as MVC Turf was an MVC wholly-owned holding company. The consolidation of MVC Turf did not have a material effect on the financial position or net results of operations of the Company. On March 7, 2017, the Company exchanged its shares of MVC Turf for approximately $3.8 million of additional subordinated debt in Turf Products.  MVC Turf is no longer consolidated with the Company. Please see Note 2 of our consolidated financial statements “Consolidation” for more information.

As a result of the closing of the PE Fund, consistent with the Board-approved policy concerning the allocation of investment opportunities, the PE Fund received a priority allocation of all private equity investments that would otherwise be Non-Diversified Investments for the Company during the PE Fund's investment period that ended on October 28, 2014. Additional capital may be called for follow-on investments in existing portfolio companies of the PE Fund or to pay operating expenses of the PE Fund until the partnership is no longer extended.

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

OPERATING INCOME

For the Quarter Ended January 31, 2020 and 2019. Total operating income was approximately $7.8 million and approximately $6.4 million for the quarter ended January 31, 2020 and 2019, respectively, an increase of approximately $1.4 million.

For the Quarter Ended January 31, 2020

Total operating income was $7.8 million for the quarter ended January 31, 2020. The increase in operating income over the same period last year was primarily due to the increase in interest earned on loans from the Company’s portfolio companies. The Company earned approximately $7.5 million in interest income from investments in portfolio companies. Of the $7.5 million recorded in interest income, approximately $1.2 million was “payment in kind” interest. The “payment in kind” interest is computed at the contractual rate specified in each investment agreement and may be added to the principal balance of each investment. The Company’s debt investments yielded annualized rates from 3.1% to 16.0%. The Company also recorded fee income from asset management of the PE Fund and its portfolio companies totaling approximately $311,000 and fee income from the Company’s portfolio companies of approximately $13,000, totaling approximately $324,000 in fee income. Of the $311,000 of fee income from asset management activities, 75% of the income is obligated to be paid to TTG Advisers. However, under the PE Fund's agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

For the Quarter Ended January 31, 2019

Total operating income was $6.4 million for the quarter ended January 31, 2019. The increase in operating income over the same period last year was primarily due to the increase in dividend income and the increase in interest earned on loans from the Company’s portfolio companies, continuing the transition to the Yield-Focused Strategy. The Company earned approximately $5.4 million in interest income from investments in portfolio companies. Of the $5.4 million recorded in interest income, approximately $1.0 million was “payment in kind” interest. The “payment in kind” interest is computed at the contractual rate specified in each investment agreement and may be added to the principal balance of each investment. The Company’s debt investments yielded annualized rates from 5.0% to 16.0%. The Company also received fee income from asset management of the PE Fund and its portfolio companies totaling approximately $223,000 and fee income from the Company’s portfolio companies of approximately $38,000, totaling approximately $261,000 in fee income. Of the $223,000 of fee income from asset management activities, 75% of the income is obligated to be paid to TTG Advisers. However, under the PE Fund's agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

OPERATING EXPENSES

For the Quarter Ended January 31, 2020 and 2019. Operating expenses, net of Voluntary Waivers, were approximately $4.5 million and $5.0 million for the quarter ended January 31, 2020 and 2019, respectively, a decrease of approximately $500,000.

For the Quarter Ended January 31, 2020

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $4.5 million or 7.79% of the Company's average net assets, when annualized, for the quarter ended January 31, 2020. Significant components of operating expenses for the quarter ended January 31, 2020 were interest and other borrowing costs of approximately $2.2 million and management fee expense paid by the Company of approximately $857,000, which is net of the voluntary management fee waiver of approximately $514,000.

The approximately $500,000 decrease in the Company’s net operating expenses for the quarter ended January 31, 2020 compared to the same period in 2019, was primarily due to the approximately $278,000 decrease in interest and other borrowing costs, approximately $164,000 decrease in audit and tax preparation fee expense and approximately $89,000 decrease in management fee expense, net of the voluntary management fee waiver. The portfolio fees - asset management are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund. To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers. On October 31, 2019, the Board approved the renewal of the Advisory Agreement for the 2020 fiscal year. The Company and the Adviser agreed on an expense cap for fiscal 2020 of 3.25% under the Modified Methodology. The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company's expense ratio under the Expense Limitation Agreement. In addition, for fiscal years 2010 through 2020, TTG Advisers voluntarily agreed to extend the Voluntary Waiver. TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement. As of January 31, 2020, the Company did not have an investment in an exchange traded fund. Under the Modified Methodology, for the quarter ended January 31, 2020, the Company’s annualized expense ratio was 2.69%, (taking into account the same carve outs as those applicable to the expense cap). In addition, the Adviser agreed, effective November 1, 2017, to a revised management fee structure that ties management fees to the NAV discount2 as follows: (A) If the Company’s NAV discount is greater than 20%, the management fee for the current quarter is reduced to 1.25%; (B) If the NAV discount is between 10% and 20%, the management fee will be 1.50%; and (C) If the NAV discount is less than 10% or eliminated, the 1.50% management fee would be re-examined, but in no event would it exceed 1.75%. For the quarter ended January 31, 2020, the management fee was 1.25%.

Pursuant to the terms of the Advisory Agreement, during the quarter ended January 31, 2020, the provision for incentive compensation was unchanged from $0 as of October 31, 2019, including both the pre-incentive fee net operating income and the capital gain incentive fee.  The provision for incentive compensation includes the Valuation Committee’s determination to increase the fair values of eight of the Company’s portfolio investments (Apex, Black Diamond, GTM, JSC Tekers, MVC Automotive, Trientis, Turf and Equus) by a total of approximately $4.4 million. The provision also includes the Valuation Committee’s determination to decrease the fair values of nine of the Company’s portfolio investments (Advantage, Custom Alloy, Dukane, Initials, RuMe, Security Holdings, Tuf-Tug, U.S. Spray and U.S. Gas) by a total of approximately $10.8 million. Also, for the quarter ended January 31, 2020, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income for the quarter did not exceed the hurdle rate.

For the Quarter Ended January 31, 2019

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $5.0 million or 8.93% of the Company's average net assets, when annualized, for the quarter ended January 31, 2019. Significant components of operating expenses for the quarter ended January 31, 2019 were interest and other borrowing costs of approximately $2.5 million and management fee expense paid by the Company of approximately $945,000, which is net of the voluntary management fee waiver of approximately $567,000.

2 The NAV discount referred to herein is the average daily discount to NAV for a quarter. The discount is determined using the most recently determined NAV per share, which is typically the prior quarter end’s NAV per share and the Company stock closing price on any given day for the quarter.

The approximately $2.6 million decrease in the Company’s net operating expenses for the quarter ended January 31, 2019 compared to the same period in 2018, was primarily due to the approximately $1.8 million decrease in loss on extinguishment of debt related to the unamortized deferred financing fees for the Senior Notes that were expensed at the time they were repaid and an approximately $633,000 decrease in interest and other borrowing costs. The portfolio fees - asset management are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund. To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers. On October 30, 2018, the Board approved the renewal of the Advisory Agreement for the 2019 fiscal year. The Company and the Adviser agreed on an expense cap for fiscal 2019 of 3.25% under the Modified Methodology. The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company's expense ratio under the Expense Limitation Agreement. In addition, for fiscal years 2010 through 2019, TTG Advisers voluntarily agreed to extend the Voluntary Waiver. TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement. As of January 31, 2019, the Company did not have an investment in an exchange traded fund. Under the Modified Methodology, for the quarter ended January 31, 2019, the Company’s annualized expense ratio was 3.10%, (taking into account the same carve outs as those applicable to the expense cap). In addition, the Adviser agreed, effective November 1, 2017, to a revised management fee structure that ties management fees to the NAV discount3 as follows: (A) If the Company’s NAV discount is greater than 20%, the management fee for the current quarter is reduced to 1.25%; (B) If the NAV discount is between 10% and 20%, the management fee will be 1.50%; and (C) If the NAV discount is less than 10% or eliminated, the 1.50% management fee would be re-examined, but in no event would it exceed 1.75%. For the quarter ended January 31, 2019, the management fee was 1.25%.

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

REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES

For the Quarter Ended January 31, 2020 and 2019. Net realized gains were approximately $1.1million and approximately $5.2 million for the quarter ended January 31, 2020 and 2019, respectively, a decrease of approximately $4.1 million.

For the Quarter Ended January 31, 2020

Net realized gains for the quarter ended January 31, 2020, were approximately $1.1 million. The Company’s net realized gains were primarily due to the realized gain on the sale of Focus Pointe, a portfolio company of the PE Fund, of approximately $773,000 and proceeds of approximately $291,000 from the PE Fund related to tax refunds received by the PE Fund related to Plymouth Rock which were recorded as realized gains. The Company also received carried interest payments from the PE Fund of approximately $59,000 related to these transactions, which were recorded as additional realized gains.

On December 5, 2019, the Company sold 162,999 preferred shares of Advantage for approximately $1.6 million, resulting in a realized loss of approximately $33,000.

On January 1, 2020, the Company received approximately $28,000 for the sale of the Array warrant which was recorded as a realized gain.

3 The NAV discount referred to herein is the average daily discount to NAV for a quarter. The discount is determined using the most recently determined NAV per share, which is typically the prior quarter end’s NAV per share and the Company stock closing price on any given day for the quarter.

During the quarter ended January 31, 2020, the Company also recorded realized losses of approximately $11,000 from the Centile escrow.

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

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

For the Quarter Ended January 31, 2020 and 2019. The Company had a net change in unrealized appreciation on portfolio investments of approximately $2,000 for the quarter ended January 31, 2020 and approximately $9.7 million for the quarter ended January 31, 2019, a net increase of approximately $9.7 million.

For the Quarter Ended January 31, 2020

The Company had a net change in unrealized appreciation on portfolio investments of approximately $2,000 for the quarter ended January 31, 2020. The net change in unrealized depreciation for the quarter ended January 31, 2020 was the result of the reversal of the unrealized appreciation on the PE Fund of approximately $878,000 (as a result of the Company’s sale of Focus Pointe). The net change also includes Valuation Committee determination to decrease the fair value of the Company's investments in: Advantage by approximately $129,000, Custom Alloy by approximately $387,000, Dukane by approximately $45,000, Initials by approximately $103,000, RuMe by approximately $1.6 million, Security Holdings by approximately $7.1 million, Tuf-Tug by approximately $62,000, U.S. Gas by approximately $1.0 million and U.S. Spray by approximately $260,000. These changes in unrealized depreciation were partially off-set by the Valuation Committee determination to increase the fair value of the Company’s investments in: Black Diamond approximately $256,000, Foliofn by approximately $5.7 million, JSC Tekers by $350,000, Trientis by approximately $72,000, Turf by approximately $60,000, MVC Private Equity Fund L.P. by approximately $2.0 million, GTM by approximately $817,000, MVC Automotive equity by approximately $486,000 and Apex by approximately $1.5 million. The value of Equus stock was also increased by approximately $872,000 based on its market value.

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

PORTFOLIO INVESTMENTS

For the Quarter Ended January 31, 2020 and the Year Ended October 31, 2019. The cost of the portfolio investments held by the Company at January 31, 2020 and at October 31, 2019 was $361.3 million and $415.7 million, respectively, a decrease of approximately $54.4 million. The aggregate fair value of portfolio investments at January 31, 2020 and at October 31, 2019 was $285.7 million and $340.2 million, respectively, a decrease of approximately $54.5 million. The cost and fair value of cash, restricted cash and cash equivalents held by the Company at January 31, 2020 and October 31, 2019 was $55.3 million and $11.7 million, respectively, representing an increase of approximately $43.6 million.

For the Quarter Ended January 31, 2020

During the quarter ended January 31, 2020, the Company made follow-on investments in five portfolio companies that totaled approximately $8.4 million. Specifically, on November 14, 2019, the Company loaned $50,000 to RuMe on its line of credit, increasing the balance to approximately $2.2 million. On November 25, 2019 and December 13, 2019, the Company loaned approximately $1.1 million and $1.0 million, respectively, to Security Holdings, increasing its senior subordinated loan outstanding amount to approximately $8.2 million. On December 13, 2019, the Company loaned approximately $1.6 million to Jedson, increasing the first lien loan to approximately $7.7 million. On January 10, 2020, the Company loaned approximately $3.8 million to Apex, increasing the first lien loan to approximately $18.8 million. The maturity date of the loan was extended to May 15, 2020. The Company also received a warrant as part of this investment. On January 16, 2020, Custom Alloy borrowed $925,000 on its revolving credit facility, increasing the balance outstanding to approximately $3.0 million.

On November 1, 2019, U.S. Gas made a principal payment of approximately $32.8 million on its second lien loan.

On November 4, 2019, the Company received net proceeds of approximately $1.0 million related to the G3K Displays, Inc. settlement.

On November 5, 2019, the Company received proceeds of approximately $1.0 million related to the Centile escrow.

On November 8, 2019, the Company received proceeds of approximately $2.7 million from the PE Fund related to the sale of Focus Pointe, a portfolio company of the PE Fund. The Company’s pro-rata share of the PE Fund’s cost basis in the Focus Pointe investment totaled approximately $1.9 million, resulting in a realized gain of approximately $773,000. The Company also received a carried interest payment from the PE Fund of approximately $48,000 related to the sale, which was recorded as additional realized gains.

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

On December 5, 2019, the Company sold 162,999 preferred shares of Advantage for approximately $1.6 million, resulting in a realized loss of approximately $33,000.

On January 1, 2020, Array repaid its second lien loan in full, including all accrued interest totaling approximately $6.4 million. The Company also received approximately $28,000 for the sale of the warrant which was recorded as a realized gain.

On January 10, 2020, Essner repaid its first lien loan in full, including all accrued interest totaling approximately $3.6 million.

On January 31, 2020, Morey’s repaid its second lien loan in full, including all accrued interest totaling approximately $16.8 million.

During the quarter ended January 31, 2020, Turf made a principal payment of $70,000 on its third lien loan.

During the quarter ended January 31, 2020, Legal Solutions made $2.3 million in principal payments on its loan.

During the quarter ended January 31, 2020, the Valuation Committee increased the fair value of the Company’s investments in: Black Diamond by approximately $256,000, Foliofn by approximately $5.7 million, JSC Tekers by $350,000, Trientis by approximately $72,000, Turf by approximately $60,000, MVC Private Equity Fund L.P. by approximately $2.0 million, GTM by approximately $817,000, MVC Automotive equity by approximately $486,000 and Apex by approximately $1.5 million. In addition, increases in the cost basis of the loans to Apex, Black Diamond, Custom Alloy, Dukane, Global Prairie, GTM, Highpoint, HTI, Jedson, Legal Solutions, Morey’s, RuMe, Security Holdings, SMA and Tuf-Tug due to the capitalization of PIK interest totaling approximately $1.8 million. The Valuation Committee also decreased the fair value of the Company's investments in: Advantage by approximately $129,000, Custom Alloy by approximately $387,000, Dukane by approximately $45,000, Initials by approximately $103,000, RuMe by approximately $1.6 million, Security Holdings by approximately $7.1 million, Tuf-Tug by approximately $62,000, U.S. Gas by approximately $1.0 million and U.S. Spray by approximately $260,000.

At January 31, 2020, the fair value of all portfolio investments, exclusive of U.S. Treasury obligations and escrow receivables, was $285.7 million with a cost basis of $361.3 million. At January 31, 2020, the fair value and cost basis of the Legacy Investments was $12.0 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $273.7 million and $346.3 million, respectively. At October 31, 2019, the fair value of all portfolio investments, exclusive of escrow receivables, was $340.2 million with a cost basis of $415.7 million. At October 31, 2019, the fair value and cost basis of the Legacy Investments were $6.4 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $333.8 million and $400.7 million, respectively.

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

During the quarter ended January 31, 2019, the Valuation Committee increased the fair value of the Company’s investments in: Black Diamond loan and warrant by approximately $767,000, Custom Alloy second lien loans, series A preferred stock, series B preferred stock and series C preferred stock by a net total of approximately $2.3 million, Dukane loan by $286, Foliofn preferred stock by $32,000, Highpoint loan by approximately $252, HTI loan by approximately $80,000, JSC Tekers preferred stock by approximately $82,000, Security Holdings equity and letter of credit by a net total of $25,000, Turf loan by approximately $15,000 and the Centile escrow by $49,000. In addition, increases in the cost basis of the loans to HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Array, GTM, Tin Roof, Tuf-Tug and Security Holdings were due to the capitalization of PIK interest totaling approximately $964,000. The Valuation Committee also decreased the fair value of the Company's investments in: Advantage preferred stock by approximately $244,000, Essner loan by approximately $21,000, Initials loan by approximately $412,000, Legal Solutions loan by approximately $118,000, MVC Automotive equity by approximately $117,000, MVC Environmental loan by approximately $875,000 and common stock by approximately $3.0 million, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.1 million, RuMe series B-1 preferred stock, guarantee and letter of credit by a net total of approximately $308,000, Trientis loan by approximately $77,000, U.S. Tech loan by approximately $23,000 and the U.S. Gas loan by approximately $797,000.

During the quarter ended April 30, 2019, the Valuation Committee increased the fair value of the Company’s investments in: Array loan by approximately $62,000, Black Diamond loan and warrant by a net total of approximately $126,000, Dukane loan by approximately $10,000, Essner loan by approximately $21,000, Foliofn preferred stock by $369,000, Highpoint loan by approximately $264, HTI loan by approximately $65,000, Initials loan by approximately $5,000, MVC Automotive equity by approximately $747,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $833,000, Security Holdings equity and letter of credit by a net total of approximately $3.7 million, Trientis loan by approximately $40,000, Turf loans by approximately $94,000, U.S. Tech loan by approximately $23,000, U.S. Gas loan by approximately $357,000 and the Centile escrow by approximately $29,000. In addition, increases in the cost basis of the loans to HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Array, GTM, Tin Roof, Tuf-Tug, Security Holdings and the Custom Alloy preferred stock were due to the capitalization of PIK interest/dividends totaling approximately $3.4 million. The Valuation Committee also decreased the fair value of the Company's investments in: Advantage preferred stock by approximately $674,000, Custom Alloy loans by a total of approximately $504,000, JSC Tekers preferred stock by approximately $48,000, RuMe series B-1 preferred stock and letter of credit by a total of approximately $1.8 million and the U.S. Spray common stock by $3.1 million.

During the quarter ended July 31, 2019, the Valuation Committee increased the fair value of the Company’s investments in: Centile escrow by approximately $38,000, Custom Alloy loans by a total of approximately $115,000, Dukane loan by approximately $1,000, Foliofn preferred stock by $389,000, HTI loan by approximately $47,000, JSC Tekers preferred stock by approximately $60,000 and Turf loans by approximately $124,000. In addition, increases in the cost basis of the loans to HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Array, GTM, Tin Roof, Tuf-Tug, Security Holdings, Jedson and Custom Alloy were due to the capitalization of PIK interest/dividends totaling approximately $780,000. The Valuation Committee also decreased the fair value of the Company's investments in: Array loan by approximately $1,000, Black Diamond loan and warrant by a net total of approximately $8,000, Highpoint loan by approximately $51,000, Initials loan by approximately $281,000, MVC Automotive equity by approximately $256,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $399,000, RuMe series B-1 preferred stock and letter of credit by a total of approximately $113,000, Security Holdings equity and letter of credit by a net total of approximately $1.2 million, Trientis loan by approximately $84,000 and U.S. Gas loan by approximately $1.2 million.

During the quarter ended October 31, 2019, the Valuation Committee increased the fair value of the Company’s investments in: Array loan by $622, Centile escrow by approximately $50,000, Foliofn preferred stock by $569,000, JSC Tekers preferred stock by $737,000, MVC Automotive equity by approximately $327,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $566,000, Tuf-Tug loan and common stock by a total of approximately $78,000 and Turf loans by approximately $69,000. In addition, increases in the cost basis of the loans to HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Array, GTM, Tuf-Tug, Security Holdings, Jedson, SMA and Black Diamond were due to the capitalization of PIK interest/dividends totaling approximately $747,000. The Valuation Committee also decreased the fair value of the Company's investments in: Advantage preferred stock by approximately $403,000, Black Diamond loan and warrant by a net total of approximately $14,000, Custom Alloy loans by a total of approximately $98,000, Dukane loan by approximately $9,000, Initials loan by approximately $715,000, RuMe preferred stocks, warrants and letter of credit by a net total of approximately $839,000, Security Holdings equity and letter of credit by a net total of $227,000, Trientis loan by approximately $86,000, U.S. Gas loan by approximately $857,000 and U.S. Spray common stock by $500,000.

During the fiscal year ended October 31, 2019, the Valuation Committee increased the fair value of the Company’s investments in: Array loan by approximately $63,000, Black Diamond loan and warrant by a net total of approximately $871,000, Custom Alloy second lien loans, series A preferred stock, series B preferred stock and series C preferred stock by a net total of approximately $1.8 million, Dukane loan by approximately $1,000, Foliofn preferred stock by $1.4 million, HTI loan by approximately $192,000, JSC Tekers preferred stock by approximately $831,000, Security Holdings equity and letter of credit by a net total of approximately $2.2 million, Tuf-Tug loan and common stock by approximately $78,000, Turf loans by approximately $302,000, MVC Automotive equity by approximately $701,000 and the Centile escrow by $166,000. In addition, increases in the cost basis of the loans to HTI, Legal Solutions, RuMe, Dukane, Morey’s, Highpoint, Array, GTM, Tin Roof, Tuf-Tug, Security Holdings, Jedson, SMA and the Custom Alloy preferred stock were due to the capitalization of PIK interest/dividends totaling approximately $5.9 million. The Valuation Committee also decreased the fair value of the Company's investments in: Advantage preferred stock by approximately $1.3 million, Highpoint loan by approximately $51,000, Initials loan by approximately $1.4 million, Legal Solutions loan by approximately $118,000, MVC Environmental loan and common stock by a total of approximately $3.9 million, RuMe series B-1 preferred stock, guarantee and letter of credit by a net total of approximately $3.0 million, Trientis loan by approximately $208,000, U.S. Spray common stock by $3.6 million, U.S. Gas loan by approximately $2.4 million and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $140,000.

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

Portfolio Companies

During the quarter ended January 31, 2020, the Company had investments in the following portfolio companies:

Advantage Insurance Inc.

Advantage, Puerto Rico, is a provider of specialty insurance, reinsurance and related services to business owners and high net worth individuals.

At October 31, 2019, the Company's investment in Advantage consisted of 750,000 shares of preferred stock at a cost basis of $7.5 million and a fair value of approximately $7.5 million.

On December 5, 2019, the Company sold 162,999 preferred shares of Advantage for approximately $1.6 million, resulting in a realized loss of approximately $33,000.

During the quarter ended January 31, 2020, the Valuation Committee decreased the fair value of the preferred stock by approximately $129,000.

At January 31, 2020, the Company's investment in Advantage consisted of 587,001 shares of preferred stock with a cost basis of approximately $5.9 million and a fair value of approximately $5.8 million.

Apex Industrial Technologies, LLC

Apex, Cincinnati, Ohio, is a leading provider of automation vending equipment in industrial, retail and foodservice environments.

At October 31, 2019, the Company's investment in Apex consisted of a first lien loan with an outstanding amount of approximately $15.0 million, a cost basis of approximately $14.9 million and a fair value of approximately $15.0 million. The first lien loan had an interest rate of 12% and a maturity date of December 31, 2019.

On January 10, 2020, the Company loaned Apex approximately $3.8 million, increasing the first lien loan to approximately $18.8 million. The maturity date of the loan was extended to May 15, 2020. The Company also received a warrant as part of this investment.

During the quarter ended January 31, 2020, the Valuation Committee increased the fair value of the loan by approximately $1.5 million.

At January 31, 2020, the Company's investment in Apex consisted of a first lien loan with an outstanding amount of approximately $18.8 million, a cost basis of approximately $17.2 million and a fair value of approximately $18.7 million and a warrant with a cost basis and fair value of approximately $1.9 million.

Array Information Technology, Inc.

Array, Greenbelt, Maryland, is a leading IT services firm supporting multiple command and/or control groups within the U.S. Air Force, as well as various other federal, municipal and commercial customers.

At October 31, 2019, the Company's investment in Array consisted of a second lien loan with an outstanding amount of approximately $6.3 million, a cost basis of approximately $6.2 million and a fair value of approximately $6.3 million and a warrant with a cost basis and fair value of $0. The second lien loan had an interest rate of 12% cash and 4% PIK and a maturity date of October 3, 2023.

On January 1, 2020, Array repaid its second lien loan in full, including all accrued interest totaling approximately $6.4 million. The Company also received approximately $28,000 for the sale of the warrant which was recorded as a realized gain.

At January 31, 2020, the Company no longer held an investment in Array.

Black Diamond Equipment Rental

Black Diamond, Morgantown, West Virginia, is a heavy equipment rental company.

At October 31, 2019, the Company's investment in Black Diamond consisted of a second lien loan with an outstanding amount of approximately $7.5 million, a cost basis of approximately $7.2 million and a fair value of approximately $7.6 million and a warrant with a cost basis of approximately $401,000 and a fair value of approximately $960,000. The second lien loan had an interest rate of 12.5% and a maturity date of June 27, 2022.

During the quarter ended January 31, 2020, the Valuation Committee decreased the fair value of the loan by approximately $22,000 and increased the fair value of the warrant by $278,000.

At January 31, 2020, the Company's investment in Black Diamond consisted of a second lien loan with an outstanding amount of approximately $7.5 million, a cost basis of approximately $7.2 million and a fair value of approximately $7.6 million and a warrant with a cost basis of approximately $401,000 and a fair value of approximately $1.2 million.

Custom Alloy Corporation

Custom Alloy, High Bridge, New Jersey, manufactures time sensitive and mission critical butt-weld pipe fittings and forgings for the natural gas pipeline, power generation, oil/gas refining and extraction, and nuclear generation markets.

At October 31, 2019, the Company's investment in Custom Alloy consisted of a second lien loan with a cost basis and outstanding balance of approximately $32.5 million and a fair value of approximately $32.1 million, a second lien loan with a cost basis, outstanding balance and a fair value of approximately $6.1 million and a revolving credit facility with a cost basis, outstanding balance and a fair value of approximately $2.1 million. The second lien loans and revolving credit facility had interest rates of 15% and maturity dates of April 30, 2022 and April 30, 2020, respectively.

During the quarter ended January 31, 2020, Custom Alloy borrowed $925,000 on its revolving credit facility.

During the quarter ended January 31, 2020, the Valuation Committee decreased the fair values of the $32.4 million second lien loan by approximately $326,000 and the $6.1 million second lien loan by approximately $62,000.

At January 31, 2020, the Company's investment in Custom Alloy consisted of a second lien loan with a cost basis and outstanding balance of approximately $33.1 million and a fair value of approximately $32.4 million, a second lien loan with a cost basis and outstanding balance of approximately $6.3 million and a fair value of approximately $6.1 million and a revolving credit facility with a cost basis, outstanding balance and a fair value of approximately $3.0 million.

Dukane IAS, LLC

Dukane, St. Charles, Illinois, is a global provider of plastic welding equipment.

At October 31, 2019, the Company's investment in Dukane consisted of a second lien loan with an outstanding amount, a cost basis and a fair value of approximately $4.5 million. The second lien loan had an interest rate of 13% and a maturity date of November 17, 2020.

During the quarter ended January 31, 2020, the Valuation Committee decreased the fair value of the loan by $45,000.

At January 31, 2020, the Company's investment in Dukane consisted of a second lien loan with an outstanding amount, a cost basis and a fair value of approximately $4.5 million.

Essner Manufacturing LP

Essner, Ft. Worth, Texas, manufactures and supplies complex assemblies, machined parts and precision sheet metal components to aerospace suppliers.

At October 31, 2019, the Company's investment in Essner consisted of a first lien loan with an outstanding amount of approximately $3.6 million, a cost basis of approximately $3.5 million and a fair value of approximately $3.6 million. The first lien loan had an interest rate of 11.5% and a maturity date of December 20, 2022.

On January 10, 2020, Essner repaid its first lien loan in full, including all accrued interest totaling approximately $3.6 million.

At January 31, 2020, the Company no longer held an investment in Essner.

Equus Total Return, Inc.

Equus is a publicly traded business development company and regulated investment company listed on the New York Stock Exchange (NYSE:EQS). Consistent with the Company’s valuation procedures, the Company has been marking this investment to its market price.

At October 31, 2019, the Company's investment in Equus consisted of 3,228,024 shares of common stock with a cost of approximately $7.5 million and a market value of approximately $4.9 million.

At January 31, 2020, the Company's investment in Equus consisted of 3,228,024 shares of common stock with a cost of approximately $7.5 million and a market value of approximately $5.7 million.

Foliofn, Inc.

Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.

At October 31, 2019, the Company's investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of approximately $6.4 million.

During the quarter ended January 31, 2020, the Valuation Committee increased the fair value of the preferred stock by $5.7 million.

At January 31, 2020, the Company's investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of approximately $12.0 million.

Chris Ferguson, a representative of the Company, serves as a director of Foliofn.

Global Prairie PBC, Inc.

Global Prairie, Kansas City, Missouri, is a marketing firm focusing on quality of life sectors (healthcare, environmental, agriculture).

At October 31, 2019, the Company's investment in Global Prairie consisted of a second lien loan with an outstanding amount of approximately $3.0 million, a cost basis of approximately $2.9 million and a fair value of approximately $3.0 million. The second lien loan had an interest rate of 14% and a maturity date of April 16, 2025.

At January 31, 2020, the Company's investment in Global Prairie consisted of a second lien loan with an outstanding amount, cost basis and fair value of approximately $3.0 million.

GTM Intermediate Holdings, Inc.

GTM, Anderson, South Carolina, is a leading supplier of proprietary medical solutions for emergency trauma care.

At October 31, 2019, the Company's investment in GTM consisted of a second lien loan with an outstanding amount of approximately $5.1 million, a cost basis of approximately $5.0 million and a fair value of approximately $5.1 million and 2 shares of common stock with a cost basis and fair value of $766,000. The second lien loan had an interest rate of 12% and a maturity date of December 7, 2024.

During the quarter ended January 31, 2020, the Valuation Committee increased the fair value of the common stock by $817,000.

At January 31, 2020, the Company's investment in GTM consisted of a second lien loan with an outstanding amount of approximately $5.1 million, a cost basis of approximately $5.0 million and a fair value of approximately $5.1 million and 2 shares of common stock with a cost basis of approximately $766,000 and a fair value of approximately $1.6 million.

Highpoint Global, LLC

Highpoint, Indianapolis, Indiana, is a government services firm focused on improving interactions between citizens and government organizations, particularly the Center for Medicare and Medicaid Services.

At October 31, 2019, the Company's investment in Highpoint consisted of a second lien loan with an outstanding amount of approximately $5.2 million, a cost basis of approximately $5.1 million and a fair value of approximately $5.2 million. The loan had an interest rate of 14% and a maturity date of September 30, 2022.

At January 31, 2020, the Company's investment in Highpoint consisted of a second lien loan with an outstanding amount, cost basis and fair value of approximately $5.2 million.

HTI Technologies and Industries, Inc.

HTI, LaVergne, Tennessee, is a manufacturer of electric motor components and designer of small motor systems.

At October 31, 2019, the Company's investment in HTI consisted of a second lien loan with an outstanding amount, cost basis and fair value of approximately $11.4 million. The loan had an interest rate of 15.75% and a maturity date of September 15, 2024.

At January 31, 2020, the Company's investment in HTI consisted of a second lien loan with an outstanding amount, cost basis and fair value of approximately $11.5 million.

Initials, Inc.

Initials, Clarkesville, Georgia, is a direct selling organization specializing in customized bags, organizational products and fashion accessories.

At October 31, 2019, the Company's investment in Initials consisted of a senior subordinated loan with an outstanding amount and cost basis of approximately $5.6 million and a fair value of approximately $1.3 million. The loan had an interest rate of 15% and a maturity date of June 23, 2020.

During the quarter ended January 31, 2020, the Valuation Committee decreased the fair value of the loan by approximately $103,000.

At January 31, 2020, the Company's investment in Initials consisted of a senior subordinated loan with an outstanding amount and cost basis of approximately $5.6 million and a fair value of approximately $1.2 million. The Company reserved in full against all of the accrued interest starting June 23, 2018.

International Precision Components Corporation

IPCC, Lake Forest, Illinois, is a leading plastic injection molder.

At October 31, 2019, the Company's investment in IPCC consisted of a second lien loan with an outstanding amount of approximately $8.0 million, a cost basis of approximately $7.9 million and a fair value of approximately $8.0 million. The loan had an interest rate of 15.5% and a maturity date of October 3, 2024.

At January 31, 2020, the Company's investment in IPCC consisted of a second lien loan with an outstanding amount of approximately $8.0 million, a cost basis of approximately $7.9 million and a fair value of approximately $8.0 million.

Jedson Engineering, Inc.

Jedson, Cincinnati, Ohio, is a provider of engineering, procurement and construction management services.

At October 31, 2019, the Company's investment in Jedson consisted of a first lien loan with an outstanding amount of approximately $6.0 million, a cost basis of approximately $5.9 million and a fair value of approximately $6.0 million. The loan had an interest rate of 15% and a maturity date of June 21, 2024.

On December 13, 2019, the Company loaned approximately $1.6 million to Jedson, increasing the first lien loan to approximately $7.7 million.

At January 31, 2020, the Company's investment in Jedson consisted of a first lien loan with an outstanding amount of approximately $7.7 million, a cost basis of approximately $7.5 million and a fair value of approximately $7.7 million.

JSC Tekers Holdings

JSC Tekers, Latvia, is a company focused on real estate management.

At October 31, 2019, the Company's investment in JSC Tekers consisted of 9,159,085 shares of preferred stock with a cost basis of $11.8 million and a fair value of $4.9 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $0.

During the quarter ended January 31, 2020, the Valuation Committee increased the fair value of the preferred stock by $350,000.

At January 31, 2020, the Company's investment in JSC Tekers consisted of 9,159,085 shares of preferred stock with a cost basis of $11.8 million and a fair value of $5.3 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $0.

Legal Solutions Holdings, Inc.

Legal Solutions, Covina, CA, is a provider of record retrieval services to the California workers’ compensation applicant attorney market.

At October 31, 2019, the Company's investment in Legal Solutions consisted of a senior subordinated loan with an outstanding balance, cost basis and a fair value of approximately $12.2 million. The senior subordinated loan had an interest rate of 15% and a maturity date of March 18, 2020.

During the quarter ended January 31, 2020, Legal Solutions made $2.3 million in principal payments on its loan and the maturity date was extended to March 31, 2022.

At January 31, 2020, the Company's investment in Legal Solutions consisted of a senior subordinated loan with an outstanding balance, cost basis and a fair value of approximately $9.9 million.

Morey’s Seafood International LLC

Morey’s, Motley, Minnesota, is a manufacturer, marketer and distributor of fish and seafood products.

At October 31, 2019, the Company's investment in Morey’s consisted of a second lien loan that had an outstanding balance, cost basis and a fair value of $16.5 million. The loan had an interest rate of 13% and a maturity date of August 12, 2022.

On January 31, 2020, Morey’s repaid its second lien loan in full, including all accrued interest totaling approximately $16.8 million.

At January 31, 2020, the Company no longer held an investment in Morey’s.

MVC Automotive Group GmbH

MVC Automotive, an Austrian-based holding company, owns and operates ten Ford, Jaguar, Land Rover, Mazda, and Volvo dealerships located in Austria and the Czech Republic.

At October 31, 2019, the Company's investment in MVC Automotive consisted of an equity interest with a cost of approximately $52.2 million and a fair value of approximately $20.6 million and a bridge loan with an outstanding amount, cost basis and fair value of approximately $7.1 million. The mortgage guarantee for MVC Automotive was equivalent to approximately $4.0 million at October 31, 2019. This guarantee was taken into account in the valuation of MVC Automotive. The bridge loan had an interest rate of 6% and a maturity date of December 31, 2020.

During the quarter ended January 31, 2020, the Valuation Committee increased the fair value of the equity interest by approximately $486,000.

At January 31, 2020, the Company's investment in MVC Automotive consisted of an equity interest with a cost of approximately $52.2 million and a fair value of approximately $21.1 million and a bridge loan with an outstanding amount, cost basis and fair value of approximately $7.1 million. The mortgage guarantee for MVC Automotive was equivalent to approximately $5.4 million at January 31, 2020. This guarantee was taken into account in the valuation of MVC Automotive.

Michael Tokarz, Chairman of the Company, Scott Foote and Puneet Sanan, representatives of the Company, serve as directors of MVC Automotive.

MVC Private Equity Fund, L.P.

MVC Private Equity Fund, L.P., Purchase, New York, is a private equity fund focused on control equity investments in the lower middle market.  MVC GP II, an indirect wholly-owned subsidiary of the Company, serves as the GP to the PE Fund and is exempt from the requirement to register with the Securities and Exchange Commission as an investment adviser under Section 203 of the Investment Advisers Act of 1940.  MVC GP II is wholly-owned by MVCFS, a subsidiary of the Company.  The Company's Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company's ability to participate in Non-Diversified Investments made by the PE Fund. As previously disclosed, the Company is limited in its ability to make Non-Diversified Investments.  For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25% of all management fees and other fees paid by the PE Fund and its portfolio companies and up to 30% of the carried interest generated by the PE Fund.  Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund.  In exchange for providing those services, and pursuant to the Board of Directors' authorization and direction, TTG Advisers is entitled to the remaining 75% of the management and other fees generated by the PE Fund and its portfolio companies and any carried interest generated by the PE Fund.  A significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund. Given this separate arrangement with the GP and the PE Fund, under the terms of the Company's Advisory Agreement with TTG Advisers, TTG Advisers is not entitled to receive from the Company a management fee or an incentive fee on assets of the Company that are invested in the PE Fund. The PE Fund's term will end on October 29, 2016; unless the GP, in its sole discretion, extends the term of the PE Fund for two additional periods of one year each.

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

At October 31, 2019, the limited partnership interest in the PE Fund had a cost of approximately $9.0 million and a fair value of approximately $12.3 million. The Company's general partnership interest in the PE Fund had a cost basis of approximately $230,000 and a fair value of approximately $313,000.

On November 8, 2019, the Company received proceeds of approximately $2.7 million from the PE Fund related to the sale of Focus Pointe, a portfolio company of the PE Fund. The Company’s pro-rata share of the PE Fund’s cost basis in the Focus Pointe investment totaled approximately $1.9 million, resulting in a realized gain of approximately $773,000. The Company also received a carried interest payment from the PE Fund of approximately $48,000 related to the sale, which was recorded as additional realized gains.

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

During the quarter ended January 31, 2020, the Valuation Committee increased the fair value of the general partnership interest and limited partnership interest in the PE Fund by a total of approximately $2.0 million.

At January 31, 2020, the limited partnership interest in the PE Fund had a cost of approximately $7.2 million and a fair value of approximately $11.3 million. The Company's general partnership interest in the PE Fund had a cost basis of approximately $183,000 and a fair value of approximately $287,000. As of January 31, 2020, the PE Fund had investments in Gibdock Limited and Advanced Oilfield Services, LLC.

Powers Equipment Acquisition Company, LLC

Powers, Warminster, Pennsylvania, is a family owned manufacturer of commercial refrigeration equipment.

At October 31, 2019, the Company's investment in Powers consisted of a first lien loan with an outstanding amount of approximately $6.5 million, a cost basis of approximately $6.4 million and a fair value of approximately $6.5 million. The loan had an interest rate of 13.5% and a maturity date of April 30, 2024.

At January 31, 2020, the Company's investment in Powers consisted of a first lien loan with an outstanding amount of approximately $6.5 million, a cost basis of approximately $6.4 million and a fair value of approximately $6.5 million.

RuMe, Inc.

RuMe, Denver, Colorado, produces functional and affordable products for the environmentally and socially-conscious consumer reducing dependence on single-use products.

At October 31, 2019, the Company’s investment in RuMe consisted of 5,297,548 shares of common stock with a cost basis of approximately $924,000 and a fair value of $0, 4,999,076 shares of series B-1 preferred stock with a cost basis of approximately $1.0 million and a fair value of $0, 23,896,634 shares of series C preferred stock with a cost basis of approximately $3.4 million and a fair value of approximately $1.5 million, a revolver with an outstanding balance, cost basis and fair value of approximately $2.1 million, another revolver with an outstanding balance of approximately $404,000 and a cost basis and fair value of approximately $233,000 and a subordinated note with an outstanding balance, cost basis and a fair value of approximately $3.6 million. The warrants have a cost basis of approximately $595,000 and a fair value of $1.4 million and the letter of credit was fair valued at approximately -$566,000 or a liability of approximately $566,000. The subordinated note and the $2.1 million revolver had an interest rate of 10% PIK and maturity dates of March 31, 2020 and March 31, 2021, respectively. The $404,000 revolver had an interest rate of 10% PIK and a maturity date of February 28, 2020.

On November 14, 2019, the Company loaned $50,000 to RuMe on its line of credit, increasing the balance to approximately $2.1 million.

During the quarter ended January 31, 2020, the Valuation Committee decreased the series C preferred stock by approximately $876,000 and the warrants by a total of approximately $821,000 and increased the letters of credit by approximately $47,000.

At January 31, 2020, the Company’s investment in RuMe consisted of 5,297,548 shares of common stock with a cost basis of approximately $924,000 and a fair value of $0, 4,999,076 shares of series B-1 preferred stock with a cost basis of approximately $1.0 million and a fair value of $0, 23,896,634 shares of series C preferred stock with a cost basis of approximately $3.4 million and a fair value of approximately $587,000, a revolver with an outstanding balance, cost basis and fair value of approximately $2.2 million, another revolver with an outstanding balance of approximately $414,000 and a cost basis and fair value of approximately $374,000 and a subordinated note with an outstanding balance, cost basis and a fair value of approximately $3.7 million. The warrants have a cost basis of approximately $595,000 and a fair value of $551,000 and the letter of credit was fair valued at approximately -$519,000 or a liability of approximately $519,000.

Shivani Khurana and Christopher Ferguson, representatives of the Company, serve as directors of RuMe.

Security Holdings, B.V.

Security Holdings is an Amsterdam-based holding company that owns FIMA, a Lithuanian security and engineering solutions company.

At October 31, 2019, the Company's investment in Security Holdings consisted of common equity interest with a cost basis of approximately $51.2 million and a fair value of approximately $33.6 million, a bridge loan with an outstanding balance, cost basis and fair value of approximately $4.9 million, a senior subordinated loan with an outstanding balance, cost basis and fair value of approximately $6.0 million and a letter of credit with a fair value of approximately -$161,000 or a liability of $161,000. The bridge loan had an interest rate of 5% and a maturity date of December 31, 2019 and the senior subordinated loan had an interest rate of 3.1% and a maturity date of May 31, 2020.

On November 25, 2019, the Company loaned approximately $1.1 million to Security Holdings, increasing its senior subordinated loan outstanding amount to approximately $7.1 million.

On December 13, 2019, the Company loaned approximately $1.0 million to Security Holdings, increasing its senior subordinated loan outstanding amount to approximately $8.1 million.

During the quarter ended January 31, 2020, the senior subordinated loan’s maturity date was extended to May 31, 2022.

During the quarter ended January 31, 2020, the Valuation Committee decreased the fair value of the common equity interest by $7.2 million and increased the fair value of the letter of credit by approximately $87,000.

At January 31, 2020, the Company's investment in Security Holdings consisted of common equity interest with a cost basis of approximately $51.2 million and a fair value of approximately $26.4 million, a bridge loan with an outstanding balance, cost basis and fair value of approximately $5.2 million, a senior subordinated loan with an outstanding balance, cost basis and fair value of approximately $8.2 million and a letter of credit with a fair value of approximately -$74,000 or a liability of $74,000.

Puneet Sanan, a representative of the Company, serves as a director of Security Holdings.

SMA Holdings, Inc.

SMA, Irvine, California, is a strategic consulting firm, which has been serving the federal contracting and commercial markets for over 35 years.

At October 31, 2019, the Company's investment in SMA consisted of a first lien loan with an outstanding amount of approximately $7.0 million, a cost basis of approximately $6.4 million and a fair value of approximately $6.5 million and warrants with a cost basis and fair value of approximately $505,000. The first lien loan had an interest rate of 11.0% and a maturity date of June 26, 2024.

At January 31, 2020, the Company's investment in SMA consisted of a first lien loan with an outstanding amount of approximately $7.0 million, a cost basis of approximately $6.5 million and a fair value of approximately $6.6 million and warrants with a cost basis and fair value of approximately $505,000.

Trientis GmbH (formerly SGDA Europe B.V.)

Trientis is an Austrian-based holding company that pursues environmental and remediation opportunities in Romania.

At October 31, 2019, the Company's investment in Trientis consisted of a first lien loan with an outstanding balance and cost basis of approximately $1.2 million and a fair value of approximately $177,000 and a warrant with a cost basis of approximately $68,000 and a fair value of $0. The first lien note has an interest rate of 5%, with a PIK toggle at Trientis’s option, and a maturity date of October 26, 2024.

During the quarter ended January 31, 2020, the Valuation Committee increased the fair value of the loan by approximately $72,000.

At January 31, 2020, the Company's investment in Trientis consisted of a first lien loan with an outstanding balance and cost basis of approximately $1.2 million and a fair value of approximately $248,000 and a warrant with a cost basis of approximately $68,000 and a fair value of $0. The Company reserved in full against all of the accrued interest starting September 1, 2018.

Tuf-Tug Inc.

Tuf-Tug, Moraine, Ohio, is a designer and manufacturer of fall protection and rigging gear.

At October 31, 2019, the Company's investment in Tuf-Tug consisted of a second lien loan with an outstanding balance of approximately $5.0 million, a cost basis of approximately $4.9 million and a fair value of approximately $5.0 million and 24.6 shares of common stock with a cost basis of $750,000 and a fair value of approximately $778,000. The second lien loan had an interest rate of 13% and a maturity date of February 24, 2024.

During the quarter ended January 31, 2020, the Valuation Committee increased the fair values of the loan by approximately $260 and decreased the fair value of the common stock by approximately $63,000.

At January 31, 2020, the Company's investment in Tuf-Tug consisted of a second lien loan with an outstanding balance and cost basis of approximately $5.0 million and a fair value of approximately $5.1 million and 24.6 shares of common stock with a cost basis of $750,000 and a fair value of approximately $716,000.

Turf Products, LLC

Turf, Enfield, Connecticut, is a wholesale distributor of golf course and commercial turf maintenance equipment, golf course irrigation systems and consumer outdoor power equipment.

At October 31, 2019, the Company's investment in Turf consisted of a senior subordinated loan and a third lien loan. The loans had an interest rate of 10% and a maturity date of August 7, 2020. The senior subordinated loan had an outstanding balance and cost basis of approximately $7.7 million and a fair value of approximately $7.6 million and the third lien loan had an outstanding balance and cost basis of approximately $1.1 million and a fair value of approximately $1.0 million.

During the quarter ended January 31, 2020, Turf made a principal payment of $70,000 on its third lien loan.

During the quarter ended January 31, 2020, the Valuation Committee increased the fair value of the senior subordinated loans by a total of approximately $60,000.

At January 31, 2020, the senior subordinated loan had an outstanding balance and cost basis of approximately $7.7 million and a fair value of approximately $7.6 million and the third lien loan had an outstanding balance and cost basis of approximately $980,000 and a fair value of approximately $969,000.

United States Technologies, Inc.

U.S. Technologies, Fairlawn, New Jersey, offers diagnostic testing, redesign, manufacturing, reverse engineering and repair services for malfunctioning electronic components of machinery and equipment.

At October 31, 2019, the Company’s investment in U.S. Technologies consisted of a senior term loan with an outstanding amount, cost basis and fair value of approximately $5.5 million. The loan had an interest rate of 10.5% and matures on July 17, 2020.

At January 31, 2020, the senior term loan had an outstanding amount, cost basis and fair value of approximately $5.5 million.

U.S. Gas & Electric, Inc.

U.S. Gas, North Miami Beach, Florida, a wholly-owned indirect subsidiary of Crius, is a licensed Energy Service Company that markets and distributes natural gas to small commercial and residential retail customers in the state of New York.

On October 18, 2019, Vistra Energy notified the Company that it was asserting an offset of Company’s loan assets of approximately $1.6 million relating to an indemnification claim obligation attributable to U.S. Gas. The Company reserved in full against all of the accrued interest related to the $1.6 million.

At October 31, 2019, the Company's investment in U.S. Gas, an indirect subsidiary of Crius, consisted of a second lien loan with an outstanding balance and cost basis of approximately $37.5 million and a fair value of approximately $37.0 million. The loan has an interest rate of 9.5% and matures on July 5, 2025.

On November 1, 2019, U.S. Gas made a principal payment of approximately $32.8 million on its second lien loan.

During the quarter ended January 31, 2020, the Valuation Committee decreased the fair value of the loan by approximately $1.0 million related to the indemnification claim.

At January 31, 2020, the Company's investment in U.S. Gas, an indirect subsidiary of Vistra, consisted of a second lien loan with an outstanding balance and cost basis of approximately $4.8 million and a fair value of approximately $3.2 million. The Company reserved in full against all of the accrued interest related to the $1.6 million portion of the second lien loan due to the indemnification claim.

U.S. Spray Drying Holding Company

SCSD, Huguenot, New York, provides custom spray drying products to the food, pharmaceutical, nutraceutical, flavor and fragrance industries.

At October 31, 2019, the Company's investment in SCSD consisted of 784 shares of class B common stock with a cost basis of approximately $5.5 million and a fair value of approximately $1.8 million. The secured loan and the senior secured loan each had an outstanding balance, cost basis and fair value of $1.5 million. The secured loan and the senior secured loan each had an interest rate of 12% and a maturity date of April 30, 2021.

During the quarter ended January 31, 2020, the Valuation Committee decreased the fair value of the common stock by $260,000.

At January 31, 2020, the Company's investment in SCSD consisted of 784 shares of class B common stock with a cost basis of approximately $5.5 million and a fair value of approximately $1.5 million, a secured loan and senior secured loan each with an outstanding balance, cost basis and fair value of $1.5 million, totaling $3.0 million.

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

At January 31, 2020, the Company had investments in portfolio companies totaling $285.7 million. Also, on that date, the Company had approximately $50.0 million in cash equivalents and restricted cash equivalents and approximately $5.3 million in cash. The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid. Pending investments in portfolio companies pursuant to our principal investment strategy, the Company may make other short-term or temporary investments, including in exchange-traded funds and private investment funds offering periodic liquidity.

During the quarter ended January 31, 2020, the Company made follow-on investments in five portfolio companies that totaled approximately $8.4 million. Specifically, on November 14, 2019, the Company loaned $50,000 to RuMe on its line of credit, increasing the balance to approximately $2.2 million. On November 25, 2019 and December 13, 2019, the Company loaned approximately $1.1 million and $1.0 million, respectively, to Security Holdings, increasing its senior subordinated loan outstanding amount to approximately $8.2 million. On December 13, 2019, the Company loaned approximately $1.6 million to Jedson, increasing the first lien loan to approximately $7.7 million. On January 10, 2020, the Company loaned approximately $3.8 million to Apex, increasing the first lien loan to approximately $18.8 million. The maturity date of the loan was extended to May 15, 2020. The Company also received a warrant as part of this investment. On January 16, 2020, Custom Alloy borrowed $925,000 on its revolving credit facility, increasing the balance outstanding to approximately $3.0 million.

Current commitments include:

Commitments to Portfolio Companies:

At January 31, 2020 and October 31, 2019, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded as of January 31, 2020
MVC Private Equity Fund LP	$20.1 million	$14.6 million
RuMe	$2.2 million	$2.2 million
RuMe	$400,000	$400,000
Custom Alloy	$3.0 million	$3.0 million
Total	$25.7 million	$20.2 million

Portfolio Company	Amount Committed	Amount Funded as of October 31, 2019
MVC Private Equity Fund LP	$20.1 million	$14.6 million
RuMe	$2.2 million	$2.1 million
RuMe	$400,000	$400,000
Custom Alloy	$3.0 million	$2.1 million
Total	$25.7 million	$19.2 million

Guarantees:

At January 31, 2020 and October 31, 2019, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded as of January 31, 2020
MVC Automotive	$4.0 million	-
Total	$4.0 million	-

Guarantee	Amount Committed	Amount Funded as of October 31, 2019
MVC Automotive	$4.0 million	-
Total	$4.0 million	-

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies. At January 31, 2020, the Valuation Committee estimated the combined fair values of the guarantee obligation noted above to be $0 or a liability of approximately $0.

These guarantees are further described below, together with the Company's other commitments.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  Over time, Erste Bank, the bank extending the mortgage to MVC Automotive, increased the amount of the mortgage. The balance of the guarantee as of January 31, 2020 is approximately 4.9 million Euro (equivalent to approximately $5.4 million).

The Company agreed to cash collateralize a $300,000 third party letter of credit for RuMe, which is now collateralized with Credit Facility IV (defined below) and still a commitment of the Company as of January 31, 2020. Previously, the Company guaranteed $1.0 million of RuMe’s indebtedness to Colorado Business Bank and also provided RuMe an additional $2.0 million letter of credit. On April 25, 2019, the $1.0 million guarantee and the $2.0 million letter of credit were refinanced and replaced with a new $3.0 million letter of credit. The letter of credit had a fair value of approximately -$519,000 or a liability of $519,000 as of January 31, 2020. The $3.0 million letter of credit is collateralized with Credit Facility IV (defined below).

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP. The PE Fund closed on approximately $104 million of capital commitments. During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations. The investment period related to the PE Fund has ended. Additional capital may be called for follow-on investments in existing portfolio companies of the PE Fund or to pay operating expenses of the PE Fund until the partnership is terminated. On December 27, 2018, the Company received proceeds of approximately $7.5 million from the PE Fund related to the sale of Plymouth Rock Energy, LLC, a portfolio company of the PE Fund. The Company’s pro-rata share of the PE Fund’s cost basis in the Plymouth Rock Energy, LLC investment totaled approximately $2.5 million, resulting in a realized gain of approximately $5.0 million. On October 25, 2019, the PE Fund sold Focus Pointe, a portfolio company of the PE Fund. The Company received proceeds of approximately $2.7 million related to the sale. The Company’s pro-rata share of the PE Fund’s cost basis in the Focus Pointe investment totaled approximately $1.9 million, resulting in a realized gain of approximately $800,000. As of January 31, 2020, $14.6 million of the Company’s commitment was funded.

As of October 31, 2019, RuMe had a $2.2 million line of credit provided by the Company with a 10% interest rate and a maturity date of March 31, 2021. The outstanding balance as of October 31, 2019 and January 31, 2020 was approximately $2.1 million and $2.2 million, respectively, including capitalized PIK interest. Also, during the fiscal year ended October 31, 2019, the Company provided RuMe a $400,000 revolver with a 10% interest rate and a maturity date of February 28, 2020. The outstanding balance of the revolver as of October 31, 2019 and January 31, 2020 was approximately $404,000 and $414,000, respectively, including capitalized PIK interest.

As of October 31, 2019, Security Holdings had a 4.8 million Euro letter of credit. The letter of credit had a fair value of approximately -$74,000 or a liability of $74,000 as of January 31, 2020. The letter of credit is collateralized with Credit Facility IV (defined below).

As of October 31, 2019, Custom Alloy had a $3.0 million line of credit provided by the Company with a 15% interest rate and a maturity date of April 30, 2020. The balance outstanding as of October 31, 2019 was approximately $2.1 million. During the quarter ended January 31, 2020, the Company funded $925,000, resulting in a balance outstanding as of October 31, 2019 of approximately $3.0 million.

As of January 31, 2020, the total fair value associated with potential obligations related to guarantees and letters of credit was approximately -$593,000 or a liability of $593,000.

Commitments of the Company

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with BB&T. On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility. On December 1, 2015, Credit Facility II was renewed and expired on May 31, 2016, at which time all outstanding amounts under it were due and repaid. On June 30, 2016, Credit Facility II was renewed and reduced to a $50 million revolving credit facility, which expired on February 28, 2017, as of which time all outstanding amounts under it were due and repaid. On February 28, 2017, Credit Facility II was renewed and increased to a $100 million revolving credit facility and expired on August 31, 2017. On August 31, 2017, Credit Facility II was renewed and decreased to a $25 million revolving credit facility, which was to expire on August 31, 2018.  There was no change to the interest rate or unused fee on the revolving credit facility. The Company incurred closing costs associated with this transaction of $62,500. On August 10, 2018, Credit Facility II was renewed to August 30, 2019 and on August 30, 2019, Credit Facility II was extended to August 31, 2020. The Company incurred closing costs associated with each of these transaction of $50,000 with no change in terms other than the expiration date. At October 31, 2019 and January 31, 2020, there was $0 and $25.0 million, respectively, outstanding on Credit Facility II. Credit Facility II is used to provide the Company with better overall financial flexibility in managing its investment portfolio. Borrowings under Credit Facility II bear interest at LIBOR plus 125 basis points. In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter. The Company paid closing fees, legal and other costs associated with these transactions. These costs are amortized over the life of the facility. Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities. As of January 31, 2020, the Company was in compliance with all covenants related to Credit Facility II.

On November 15, 2017, the Company completed a public offering of $100,000,000 aggregate principal amount of its 6.25% senior notes due November 30, 2022 (“Senior Notes II”). In addition, on November 20, 2017, the underwriters exercised an over-allotment option to purchase an additional $15 million in aggregate principal amount of Senior Notes II (together with the offering on November 15, the “Offering”). The Senior Notes II have an interest rate of 6.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year. After deducting underwriting fees and discounts and expenses, the Offering resulted in net proceeds to the Company of approximately $111.4 million. The Offering expenses incurred are amortized over the term of the Senior Notes II. Proceeds from the offering were used to repay the Senior Notes in full, including all accrued interest. As of January 31, 2020, the Senior Notes II had a total outstanding amount of $115.0 million, net of deferred financing fees the balance was approximately $112.9 million, with a market value of approximately $117.5 million.

On January 29, 2019, the Company entered into a three year, $35 million revolving credit facility ("Credit Facility IV") with People’s United Bank, National Association as lender and lead agent. Credit Facility IV can, under certain conditions, be increased up to $85 million. Credit Facility IV will expire on January 29, 2022, at which time all outstanding amounts under Credit Facility IV will be due and payable. Borrowings under the Credit Facility bear interest at a rate of LIBOR plus 2.85%, or the prime rate plus 0.5% at the Company’s discretion. In addition, the Company was subject to (i) a closing fee of 1% of the commitment amount paid at closing, (ii) a one-time structuring fee in the amount of $100,000 paid at closing, (iii) an unused line fee, which is payable monthly, of 0.75% if the Company draws less than $25 million on Credit Facility IV or 0.60% if the Company draws more than $25 million on Credit Facility IV, and (iv) an annual administrative agent fee in the amount of $100,000 in 2019 and $200,000 in each year thereafter. The compensating balance for the revolving credit facility is $5.0 million, which is reflected as restricted cash equivalents on the Company’s Consolidated Balance Sheets.  On June 19, 2019, in order to increase the size of the Credit Facility IV, the credit facility was amended to add Bank Leumi USA as an additional lender. The amendment increased the size of Credit Facility IV by $15.0 million to $50.0 million. All other material terms of the Credit Facility remain unchanged. In addition, the Company was subject to a closing fee of 1% of the additional commitment amount of $15.0 million to be paid at closing. As of January 31, 2020, there was no amount outstanding on Credit Facility IV and the Company was in compliance with the maximum balance sheet leverage covenant related to Credit Facility IV.

The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company's maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

Subsequent Events

On February 3, 2020, the Company loaned approximately $1.7 million to Jedson, increasing the first lien loan to approximately $9.4 million.

On February 25, 2020, the Company notified U.S. Bank National Association, the trustee for the Senior Notes II (the “Trustee”), of the Company’s election to redeem $20.0 million aggregate principal amount of the Senior Notes II outstanding at a price equal to 100% of the principal amount of the Senior Notes II, plus accrued and unpaid interest on the Senior Notes II to, but excluding, the date of redemption.  The Company instructed the Trustee to provide notice of such redemption to the holders of the Senior Notes II in accordance with the terms of the indenture governing the Senior Notes II.  The Company expects the redemption to be completed on March 26, 2020.  Following the redemption, $95.0 million in aggregate principal amount of the Senior Notes II will remain outstanding.  The Company intends to fund the redemption with cash on hand.

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

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments, and escrow receivables, which represent approximately 76.7% of the Company’s total assets at January 31, 2020. As discussed in Note 8 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. The Company may make short-term investments in 90-day Treasury Bills or longer-term treasury notes, which are federally guaranteed securities, or other investments, including exchange-traded funds, private investment funds and designated money market accounts, pending investments in portfolio companies made pursuant to our principal investment strategy.

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

At January 31, 2020, approximately 75.2% of our total assets represented portfolio investments recorded at fair value.

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

On October 31, 2019, the Company had a net capital loss carryforward of approximately $9.3 million and had unrealized losses of approximately $75.4 million. The Company had approximately $75.6 million in unrealized losses as of January 31, 2020. If we experience an aggregate 50% shift in the ownership of our common stock from shareholder transactions over a three year period (e.g., if a shareholder acquires 5% or more of our outstanding shares of common stock, or if a shareholder who owns 5% or more of our outstanding shares of common stock significantly increases or decreases its investment in the Company), our ability to utilize our capital loss carryforwards to offset future capital gains may be severely limited.  Further, in the event that we are deemed to have failed to meet the requirements to qualify as a RIC, our ability to use our capital loss carryforwards could be adversely affected.   Please see Note 12 of our consolidated financial statements “Tax Matters” for more information.

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

We intend to continue to qualify as a business development company (“BDC”) under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their total assets in specified types of securities, primarily in private companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our status as a business development company. If we decide to withdraw our election, or if we otherwise fail to qualify as a business development company, we may be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility and could significantly increase our costs of doing business.

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

We are subject to market discount risk.

As with any stock, the price of our shares will fluctuate with market conditions and other factors. If shares are sold, the price received may be more or less than the original investment. Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our NAV, but will depend upon the market price of the shares at the time of sale. Since the market price of our shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the shares will trade at, below or above our NAV. Although our shares, from time to time, had traded at a premium to our NAV, in more recent years, our shares have traded at a discount to NAV, which discount may fluctuate over time. Our common stock has historically traded at prices below our net asset value per share and was trading as of January 31, 2020 at an approximately 26.0% discount to NAV. Therefore, shareholders selling their shares will likely have to sell at a significant discount to NAV per share.

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

As of January 31, 2020, we have approximately $115.0 million in aggregate principal amount of Senior Notes II (as defined above), due on November 30, 2022. We also have access to leverage through credit facilities.

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

Credit Facility IV imposes certain financial and operating covenants that may restrict a portion of our business activities, including limitations that could hinder our ability to obtain additional financings and in some cases, to increase our dividends.  If we cannot meet these covenants, events of default would arise, which could result in payment of the applicable indebtedness being accelerated and may limit our ability to execute on our investment strategy, as would be the case if we were unable to renew such facility. Any additional facility we access could also impose additional covenants that could restrict our business activities.  A failure to add new or replacement debt facilities or issue additional debt securities or other evidences of indebtedness could have an adverse effect on our business, financial condition or results of operations.

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

As of January 31, 2020, 3.2% of the Company’s assets consisted of Legacy Investments.  These investments were made pursuant to the Company’s prior investment objective of seeking long-term capital appreciation from venture capital investments in information technology companies. Generally, a cash return may not be received on these investments until a “liquidity event,” i.e., a sale, public offering or merger, occurs. Until then, these Legacy Investments remain in the Company’s portfolio. The Company is managing them to seek to realize maximum returns.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of portfolio companies and/or in a limited number of industries.  For example, as of January 31, 2020, the fair value of our largest investment, Custom Alloy, comprised 18.1% of our net assets.  Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may continue to be significantly represented among our investments.  To the extent that we have large positions in the securities of a small number of portfolio companies, we are subject to an increased risk of significant loss should the performance or financial condition of these portfolio companies or their respective industries deteriorate.  We may also be more susceptible to any single economic or regulatory occurrence as a result of holding large positions in a small number of portfolio companies.  See the risk factor below regarding the industry in which Crius operates.

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

There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

A description of the risk factors associated with our business is set forth in the “Quantitative and Qualitative Disclosures about Market Risk” section, above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities for the quarter ended January 31, 2020.

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

MVC Capital, Inc.

Date: March 9, 2020	/s/ Michael Tokarz
Michael Tokarz
In the capacity of the officer who performs the functions of Principal Executive Officer.

MVC Capital, Inc.

Date: March 9, 2020	/s/ Scott Schuenke
Scott Schuenke
In the capacity of the officer who performs the functions of Principal Financial Officer.

