Form 10-Q
period 2020-04-30
MVC CAPITAL, INC.
filed 2020-06-09
CIK 1099941

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 814-00201

MVC Capital, Inc.

(Exact name of the registrant as specified in its charter)

DELAWARE	94-3346760
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

287 Bowman Avenue
2nd Floor	10577
Purchase, New York	(Zip Code)
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

There were 17,725,118 shares of the registrant’s common stock, $.01 par value, outstanding as of June 9, 2020.

MVC Capital, Inc.

(A Delaware Corporation)

Item 1. Consolidated Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.

Consolidated Balance Sheets

	April 30,	October 31,
	2020	2019
	(Unaudited)
ASSETS
Assets
Cash	$173,615	$1,321,648
Restricted cash (cost $1,500,090 and $0)	1,500,090	-
Restricted cash equivalents (cost $3,544,094 and $5,009,091)	3,544,094	5,009,091
Cash equivalents (cost $45,400,266 and $5,368,190)	45,400,266	5,368,190
Investments at fair value
Non-control/Non-affiliated investments (cost $176,083,157 and $246,228,806)	146,401,278	229,322,498
Affiliate investments (cost $90,210,748 and $81,465,911)	44,823,575	61,851,896
Control investments (cost $79,378,267 and $87,972,462)	35,099,783	49,070,701
Total investments at fair value (cost $345,672,172 and $415,667,180)	226,324,636	340,245,095
Escrow receivables, net of reserves	-	1,135,000
Dividends and interest receivables, net of reserves	4,120,644	4,273,018
Deferred financing fees	457,855	614,586
Fee and other receivables	2,387,895	4,013,714
Prepaid expenses	601,675	182,298
Prepaid taxes	519	-

Total assets	$284,511,289	$362,162,640

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Senior notes II	$93,421,329	$112,703,490
Revolving credit facility IV	-	15,100,000
Incentive compensation payable	1,527,849	1,527,849
Professional fees payable	218,054	241,518
Management fee payable	689,472	1,038,431
Accrued expenses and liabilities	238,794	770,205
Interest payable	263,889	670,163
Management fee payable - Asset Management	69,352	395,435
Consulting fees payable	357,949	360,452
Portfolio fees payable - Asset Management	826,228	668,849
Guarantees/Letters of Credit	882,181	726,649
Taxes payable	-	915
Provision for incentive compensation (Note 11)	-	-

Total liabilities	98,495,097	134,203,956

Commitments and Contingencies (Note 9)

Shareholders' equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 28,304,448 shares issued and 17,725,118 and 17,725,118 shares outstanding as of April 30, 2020 and October 31, 2019, respectively	283,044	283,044
Additional paid-in-capital	406,258,172	406,258,172
Accumulated overdistributed earnings	(114,012,155)	(72,069,663)
Treasury stock, at cost, 10,579,330 and 10,579,330 shares held, respectively	(106,512,869)	(106,512,869)

Total shareholders' equity	186,016,192	227,958,684

Total liabilities and shareholders' equity	$284,511,289	$362,162,640

Net asset value per share	$10.49	$12.86

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

 (Unaudited)

	For the Six Month Period	For the Six Month Period
	November 1, 2019 to	November 1, 2018 to
	April 30, 2020	April 30, 2019
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$-	$395,543
Affiliate investments (net of foreign taxes withheld of $0 and $154,269, respectively)	-	698,107
Control investments	-	542,693

Total dividend income	-	1,636,343

Payment-in-kind dividend income
Non-control/Non-affiliated investments	-	1,196,260

Total payment-in-kind dividend income	-	1,196,260

Interest income
Non-control/Non-affiliated investments	11,577,586	8,423,302
Affiliate investments	-	-
Control investments	260,830	215,666

Total interest income	11,838,416	8,638,968

Payment-in-kind/Deferred interest income
Non-control/Non-affiliated investments	2,573,403	2,407,956
Affiliate investments	260,157	441,225
Control investments	262,029	246,690

Total payment-in-kind/Deferred interest income	3,095,589	3,095,871

Fee income
Non-control/Non-affiliated investments	26,198	51,198

Total fee income	26,198	51,198

Fee income - Asset Management [1]
Portfolio fees	319,495	228,666
Management fees	154,234	187,299

Total fee income - Asset Management	473,729	415,965

Other income	4,580	-

Total operating income	15,438,512	15,034,605

Operating Expenses:
Interest and other borrowing costs [2]	4,331,060	4,766,644
Management fee	2,473,582	3,103,262
Audit & tax preparation fees	598,500	828,680
Consulting fees	483,010	486,870
Loss on extinguishment of debt [6]	345,419	-
Legal fees	323,800	278,400
Portfolio fees - Asset Management [1]	239,621	171,500
Other expenses	210,214	307,833
Directors' fees	190,500	188,448
Insurance	150,290	136,818
Management fee - Asset Management [1]	115,676	140,474
Public relations fees	82,537	79,094
Administration	82,049	81,822
Printing and postage	22,400	36,300

Total operating expenses	9,648,658	10,606,145

Less: Voluntary expense waiver by Adviser [3]	(75,000)	(75,000)
Less: Voluntary management fee waiver by Adviser [4]	(927,593)	(1,163,723)

Total waivers	(1,002,593)	(1,238,723)

Net operating income before taxes	6,792,447	5,667,183

Tax Expenses:
Current tax expense	970	962

Total tax expense	970	962

Net operating income	6,791,477	5,666,221

Net Realized and Unrealized Gain (Loss) on
Investments:

Net realized gain (loss) on investments
U.S. Treasury obligations	(85,886)	20,483
Non-control/Non-affiliated investments	(530,611)	3,223,407
Affiliate investments	(43,164)	68,420
Control investments	2,033,217	5,184,544
Foreign currency	-	2,162

Total net realized gain on investments	1,373,556	8,499,016

Net unrealized depreciation on investments	(44,080,983)	(1,254,005)

Net realized and unrealized gain (loss) on investments	(42,707,427)	7,245,011

Net increase (decrease) in net assets resulting
from operations	$(35,915,950)	$12,911,232

Net increase (decrease) in net assets per share
resulting from operations	$(2.03)	$0.73

Dividends declared per share [5]	$0.340	$0.300

Weighted average number of shares outstanding	17,725,118	17,853,330

The accompanying notes are an integral part of these consolidated financial statements.

1 These items are related to the management of the MVC Private Equity Fund, L.P. ("PE Fund"). Please see Note 10 "Management" for more information.

2 Interest and other borrowing costs includes $0 and $176,420 of interest associated with installment sale treatment on the USG&E note. Please see Note 12 "Tax Matters" for more information.

3 Reflects the six month period portion of the TTG Advisers' voluntary waiver of $150,000 of expenses for the 2020 and 2019 fiscal years, that the Company would otherwise be obligated to reimburse TTG Advisers under the Advisory Agreement (the "Voluntary Waiver"). Please see Note 10 "Management" for more information.

4 Reflects the six month period portion of the TTG Advisers' voluntary waiver of the management fee for the 2020 and 2019 Please see Note 10 "Management" for more information.

5 Please see Note 13 "Dividends and Distributions to Shareholders, Share Repurchase Program and Tender Offer" for more information.

6 Reflects $345,419 in unamortized deferred financing fees related to the Senior Notes II which were expensed at the time $20.0 million of the Senior Notes II were redeemed.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Quarter	For the Quarter
	February 1, 2020 to	February 1, 2019 to
	April 30, 2020	April 30, 2019
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$-	$395,543
Affiliate investments (net of foreign taxes withheld of $0 and $76,866, respectively)	-	435,578

Total dividend income	-	831,121

Payment-in-kind dividend income
Non-control/Non-affiliated investments	-	1,196,260

Total payment-in-kind dividend income	-	1,196,260

Interest income
Non-control/Non-affiliated investments	5,732,516	4,151,276
Affiliate investments	-	-
Control investments	107,238	106,045

Total interest income	5,839,754	4,257,321

Payment-in-kind/Deferred interest income
Non-control/Non-affiliated investments	1,395,716	1,756,055
Affiliate investments	130,219	220,412
Control investments	106,155	126,577

Total payment-in-kind/Deferred interest income	1,632,090	2,103,044

Fee income
Non-control/Non-affiliated investments	13,099	13,099

Total fee income	13,099	13,099

Fee income - Asset Management [1]
Portfolio fees	93,550	100,843
Management fees	69,460	92,070

Total fee income - Asset Management	163,010	192,913

Other income	4,580	-

Total operating income	7,652,533	8,593,758

Operating Expenses:
Interest and other borrowing costs [2]	2,125,386	2,282,558
Management fee	1,103,156	1,590,744
Loss on extinguishment of debt [6]	345,419	-
Consulting fees	240,705	236,935
Legal fees	213,800	144,000
Other expenses	111,337	178,453
Directors' fees	96,000	103,200
Audit & tax preparation fees	94,500	160,900
Insurance	80,778	69,513
Portfolio fees - Asset Management [1]	70,162	75,633
Management fee - Asset Management [1]	52,095	69,052
Administration	40,574	40,233
Public relations fees	37,144	40,237
Printing and postage	7,200	16,200

Total operating expenses	4,618,256	5,007,658

Less: Voluntary expense waiver by Adviser [3]	(37,500)	(37,500)
Less: Voluntary management fee waiver by Adviser [4]	(413,683)	(596,528)

Total waivers	(451,183)	(634,028)

Net operating income before taxes	3,485,460	4,220,128

Tax Expenses:
Current tax expense	485	482

Total tax expense	485	482

Net operating income	3,484,975	4,219,646

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized gain (loss) on investments
U.S. Treasury obligations	(85,886)	20,483
Non-control/Non-affiliated investments	(558,478)	3,223,407
Affiliate investments	-	29,000
Control investments	909,845	-
Foreign currency	-	-

Total net realized gain on investments	265,481	3,272,890

Net unrealized appreciation (depreciation) on investments	(44,082,785)	8,471,448

Net realized and unrealized gain (loss) on investments	(43,817,304)	11,744,338

Net increase (decrease) in net assets resulting from operations	$(40,332,329)	$15,963,984

Net increase (decrease) in net assets per share resulting from operations	$(2.28)	$0.90

Dividends declared per share [5]	$0.170	$0.150

Weighted average number of shares outstanding	17,725,118	17,725,118

The accompanying notes are an integral part of these consolidated financial statements.

1 These items are related to the management of the MVC Private Equity Fund, L.P. ("PE Fund"). Please see Note 10 "Management" for more information.

2 Interest and other borrowing costs includes $0 and $84,944 of interest associated with installment sale treatment on the USG&E note. Please see Note 12 "Tax Matters" for more information.

3 Reflects the quarterly portion of the TTG Advisers' voluntary waiver of $150,000 of expenses for the 2020 and 2019 fiscal years, that the Company would otherwise be obligated to reimburse TTG Advisers under the Advisory Agreement (the "Voluntary Waiver"). Please see Note 10 "Management" for more information.

4 Reflects the quarterly portion of the TTG Advisers' voluntary waiver of the management fee for the 2020 and 2019 Please see Note 10 "Management" for more information.

5 Please see Note 13 "Dividends and Distributions to Shareholders, Share Repurchase Program and Tender Offer" for more information.

6 Reflects $345,419 in unamortized deferred financing fees related to the Senior Notes II which were expensed at the time $20.0 million of the Senior Notes II were redeemed.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Month Period	For the Six Month Period
	November 1, 2019 to	November 1, 2018 to
	April 30, 2020	April 30, 2019
Cash flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(35,915,950)	$12,911,232
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized gain	(1,373,556)	(8,499,016)
Net change in unrealized depreciation (appreciation)	44,080,983	1,254,005
Amortization of discounts and fees	(2,385,801)	(133,670)
Increase in accrued payment-in-kind dividends and interest	(2,417,660)	(4,368,587)
Amortization of deferred financing fees	554,155	699,326
Loss on extinguishment of debt	345,419	-
Changes in operating assets and liabilities:
Dividends, interest and fees receivable	152,374	(57,500)
Fee and other receivables	1,625,819	39,449
Escrow receivables, net of reserves	1,135,000	(78,000)
Prepaid expenses	(419,377)	(67,484)
Prepaid taxes	(519)	-
Other liabilities	(1,482,230)	158,084
Purchases of equity investments	(1,870,978)	(3,343,663)
Purchases of debt instruments	(9,747,434)	(5,120,513)
Purchases of short-term investments	(24,999,379)	(49,991,147)
Proceeds from equity investments (1)	6,933,174	7,663,787
Proceeds from debt instruments	80,918,860	3,033,913
Sales/maturities of short-term investments	24,912,778	25,016,819

Net cash provided by (used in) operating activities	80,045,678	(20,882,965)

Cash flows from Financing Activities:
Repayments from senior notes	(20,000,000)	-
Borrowings from revolving credit facility II	25,000,000	50,000,000
Repayments from revolving credit facility II	(25,000,000)	(25,000,000)
Borrowings from revolving credit facility IV	-	17,000,000
Repayments from revolving credit facility IV	(15,100,000)	(4,000,000)
Repurchase of common stock	-	(4,069,924)
Financing fees paid	-	(893,587)
Distributions paid to shareholders	(5,877,362)	(5,160,533)
Repurchases of common stock under dividend reinvestment plan	(149,180)	(178,472)

Net cash provided by financing activities	(41,126,542)	27,697,484

Net change in cash, cash equivalents, and restricted cash for the period	38,919,136	6,814,519

Cash, cash equivalents, and restricted cash, beginning of period	$11,698,929	$15,887,700

Cash, cash equivalents, and restricted cash, end of period	$50,618,065	$22,702,219

(1) For the six month period ended April 30, 2019, proceeds from equity investments includes $1,018,000 from escrow receivables, net of reserves.

During the six month periods ended April 30, 2020 and 2019 MVC Capital, Inc. paid $3,928,281and $4,013,173 in interest expense, respectively.

During the six month periods ended April 30, 2020 and 2019 MVC Capital, Inc. paid $2,404 and $1,616 in income taxes, respectively.

Non-cash activity:

During the six month periods ended April 30, 2020 and 2019, MVC Capital, Inc. recorded payment in-kind dividend and interest of $2,417,660 and $4,368,587, respectively. This amount was added to the principal balance of the investments and recorded as dividend/interest income.

During the six month periods ended April 30, 2020 and 2019, the Plan Agent purchased 17,626 and 19,782 shares of common stock in the open market in order to satisfy the reinvestment portion of our dividends.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Changes in Net Assets

For the Six Month Period November 1, 2018 to		Additional	Accumulated		Total
April 30, 2019 (Unaudited)	Common Stock	Paid-In-Capital	Overdistributed Earnings	Treasury Stock	Shareholders' Equity
Balances at October 31, 2018	$283,044	$408,583,787	$(79,700,440)	$(102,442,945)	$226,723,446

Net operating income	-	-	5,666,221	-	5,666,221
Accumulated net realized loss	-	-	(1,254,005)	-	(1,254,005)
Net unrealized appreciation	-	-	8,499,016	-	8,499,016
Dividends paid to stockholders	-	-	(5,339,005)	-	(5,339,005)
Issuance of common stock under dividend reinvestment plan	178,472	-	-	-	178,472
Repurchase of common stock under dividend reinvestment plan	(178,472)	-	-	-	(178,472)
Repurchase of common stock	-	-	-	(4,069,924)	(4,069,924)

Balances at April 30, 2019	$283,044	$408,583,787	$(72,128,213)	$(106,512,869)	$230,225,749

For the Six Month Period November 1, 2019 to
April 30, 2020 (Unaudited)
Balances at October 31, 2019	$283,044	$406,258,172	$(72,069,663)	$(106,512,869)	$227,958,684

Net operating income	-	-	6,791,477	-	6,791,477
Accumulated net realized gain	-	-	1,373,556	-	1,373,556
Net unrealized depreciation	-	-	(44,080,983)	-	(44,080,983)
Dividends paid to stockholders	-	-	(6,026,542)	-	(6,026,542)
Issuance of common stock under dividend reinvestment plan	149,180	-	-	-	149,180
Repurchase of common stock under dividend reinvestment plan	(149,180)	-	-	-	(149,180)

Balances at April 30, 2020	$283,044	$406,258,172	$(114,012,155)	$(106,512,869)	$186,016,192

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Selected Per Share Data and Ratios

	For the Six Month Period		For the Six Month Period		For the
	November 1, 2019 to		November 1, 2018 to		Year Ended
	April 30, 2020		April 30, 2019		October 31, 2019
	(Unaudited)		(Unaudited)

Net asset value, beginning of period/year	$12.86		$12.46		$12.46

Income from operations:
Net operating income	0.38		0.32		0.65
Net realized and unrealized gain (loss) on investments	(2.41)		0.41		0.27

Total gain (loss) from investment operations	(2.03)		0.73		0.92

Less distributions from:
Income	(0.34)		(0.30)		(0.62)

Total distributions	(0.34)		(0.30)		(0.62)

Capital share transactions
Anti-dilutive effect of share repurchase program	-		0.10		0.10

Total capital share transactions	-		0.10		0.10

Net asset value, end of period/year	$10.49		$12.99		$12.86

Market value, end of period/year	$6.67		$9.18		$8.77

Market discount	(36.42)%		(29.33)%		(31.80)%

Total Return - At NAV (a)	(16.32)%		6.75%		8.33%

Total Return - At Market (a)	(20.62)%		4.78%		3.64%

Ratios and Supplemental Data:

Portfolio turnover ratio	4.80%		3.30%		11.48%

Net assets, end of period/year (in thousands)	$186,016		$230,226		$227,959

Ratios to average net assets:
Expenses including tax expense	8.11	% (c)	8.41	% (c)	8.39%
Expenses excluding tax expense	8.11	% (c)	8.41	% (c)	8.39%

Net operating income before tax expense	6.37	% (c)	5.09	% (c)	5.13%
Net operating income after tax expense	6.37	% (c)	5.09	% (c)	5.13%

Ratios to average net assets excluding waivers:
Expenses including tax expense	9.05	% (c)	9.52	% (c)	9.52%
Expenses excluding tax expense	9.05	% (c)	9.52	% (c)	9.52%

Net operating income before tax expense	5.43	% (c)	3.98	% (c)	4.00%
Net operating income after tax expense	5.43	% (c)	3.98	% (c)	4.00%

(a) Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the period/year.

(b) Supplemental Ratio information

Ratios to average net assets: (b)
Expenses excluding incentive compensation	8.11	% (c)	8.41	% (c)	8.39%
Expenses excluding incentive compensation,
interest and other borrowing costs	4.05	% (c)	4.13	% (c)	4.12%

Net operating income before incentive compensation	6.37	% (c)	5.09	% (c)	5.13%
Net operating income before incentive compensation,
interest and other borrowing costs	10.43	% (c)	9.37	% (c)	9.40%

Ratios to average net assets excluding waivers: (b)
Expenses excluding incentive compensation	9.05	% (c)	9.52	% (c)	9.52%
Expenses excluding incentive compensation,
interest and other borrowing costs	4.99	% (c)	5.24	% (c)	5.25%

Net operating income before incentive compensation	5.43	% (c)	3.98	% (c)	4.00%
Net operating income before incentive compensation,
interest and other borrowing costs	9.49	% (c)	8.26	% (c)	8.27%

(c) Annualized.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments
April 30, 2020
(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value
Non-control/Non-affiliated investments- 78.70% (a, c, f, g)
Black Diamond Equipment Rentals, LLC	Equipment Rental	Second Lien Loan 12.5000% Cash, 06/27/2022 (k, n)	$7,500,000	$7,235,981	$7,310,231
		Warrants (d, n)	1	400,847	897,000
				7,636,828	8,207,231
Custom Alloy Corporation	Manufacturer of Pipe Fittings and Forgings	Second Lien Loan 12.0000% Cash, 3.0000% PIK, 04/30/2022 (b, k, n)	33,137,486	33,137,486	26,634,011
		Second Lien Loan 12.0000% Cash, 3.0000% PIK, 04/30/2022 (b, k, n)	6,253,813	6,253,813	5,026,456
		Revolver 12.0000% Cash, 3.0000% PIK, 04/30/2021 (b, k, n)	3,745,808	3,745,808	3,413,974
				43,137,107	35,074,441
Dukane IAS,LLC	Welding Equipment Manufacturer	Second Lien Note 10.5000% Cash, 2.5000% PIK, 11/17/2020 (b, k, n)	4,546,413	4,530,321	4,546,413
FOLIOfn, Inc.	Technology Investment - Financial Services	Preferred Stock (5,802,259 shares) (d, i, n)		15,000,000	11,387,000
Global Prairie PBC, Inc.	Marketing	Second Lien Loan 10.0000% Cash, 4.0000% PIK, 04/16/2025 (b, k, n)	3,056,260	3,002,144	2,973,360
GTM Intermediate Holdings, Inc.	Medical Equipment/Manufacturer	Second Lien Loan 11.0000% Cash, 1.0000% PIK, 12/7/2024 (b ,k, n)	5,089,845	5,008,077	4,890,759
		Common Stock (2 shares) (d, n, q)		766,122	1,352,173
				5,774,199	6,242,932
Highpoint Global LLC	Government Services	Second Lien Note 12.0000% Cash, 2.0000% PIK, 09/30/2022 (b, k, n)	5,254,246	5,205,435	5,000,516
HTI Technologies and Industries, Inc.	Electronic Component Manufacturing	Second Lien Note 15.7500% PIK, 9/15/2024 (b, k, n)	11,638,573	11,621,315	10,484,352
Initials, Inc.	Consumer Products	Senior Subordinated Debt 8.0000% Cash, 7.0000% PIK, 06/23/2020 (b, h, k, n)	5,642,913	5,642,913	650,079
International Precision Components Corporation	Plastic Injection Molding	Second Lien Loan 12.0000% Cash, 2.0000% PIK, 10/3/2024 (b, k, n, r)	8,000,000	7,868,952	7,839,802
Jedson Engineering, Inc.	Engineering and Construction Management	First Lien Loan 12.0000% Cash, 3.0000% PIK, 06/21/2024 (b, h, k, n)	9,416,278	9,228,783	6,883,121
Legal Solutions Holdings, Inc.	Business Services	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK, 03/31/2022 (b, k, n)	9,889,336	9,889,336	9,503,125
Powers Equipment Acquisition Company, LLC	Equipment Manufacturer	First Lien Note 13.5000% PIK, 04/30/2024 (b, h, k, n, s)	6,500,000	6,396,058	4,955,752
SMA Holdings, Inc.	Consulting	First Lien Loan 11.0000% Cash, 06/26/2024 (k, n)	7,000,000	6,488,058	6,552,785
		Warrants (d, n)	2	504,555	504,555
				6,992,613	7,057,340
Trientis GmbH	Environmental Services	First Lien Note 5.0000% PIK, 10/26/2024 (b, e, h, m, n, o)	1,248,632	1,248,632	194,918
		Warrants (d, e, n, o)	1	67,715	-
				1,316,347	194,918
Tuf-Tug Inc.	Safety Equipment Manufacturer	Second Lien Loan 11.0000% Cash, 2.0000% PIK, 02/24/2024 (b, k, n)	5,036,183	5,002,380	5,036,183
		Common Stock (24.6 shares) (d, n, p)		750,000	605,050
				5,752,380	5,641,233
Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 10.0000% Cash, 10/07/2023 (k, n)	8,697,056	8,697,056	7,470,902
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan, 9.5000% Cash, 07/05/2025 (l, n)	3,185,428	3,185,428	3,185,428
		Second Lien Loan, 9.5000% Cash, 07/05/2025 (h, l, n)	1,585,291	1,585,291	-
				4,770,719	3,185,428
U.S. Spray Drying Holding Company	Specialty Chemicals	Class B Common Stock (784 shares) (d, n)		5,488,000	970,000
		Secured Loan 12.0000% Cash, 04/30/2021 (k, n)	1,500,000	1,500,000	1,500,000
		Senior Secured Loan 12.0000% Cash, 04/30/2021 (k, n)	1,500,000	1,500,000	1,500,000
				8,488,000	3,970,000
United States Technologies, Inc.	Electronics Manufacturing and Repair	Senior Lien Loan 10.5000% Cash, 07/17/2021 (k, n)	5,133,333	5,132,651	5,133,333

Sub Total Non-control/Non-affiliated investments				$176,083,157	$146,401,278

Affiliate investments - 24.10% (c, f, g)
Advantage Insurance, Inc.	Insurance	Preferred Stock (587,001 shares) (a, d, e, n)		5,870,010	4,917,163
Equus Total Return, Inc.	Registered Investment Company	Common Stock (3,228,024 shares) (d, k)		7,524,035	3,647,667
JSC Tekers Holdings	Real Estate Management	Common Stock (3,201 shares) (a, d, e, n)		4,500	-
		Preferred Stock (9,159,085 shares) (a, d, e, n)		11,810,188	4,527,000
				11,814,688	4,527,000
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (a, d, e, n)		51,204,270	17,934,000
		Bridge Loan 5.0000% PIK, 05/31/2022 (a, b, e, k, n)	5,187,508	5,187,508	5,187,508
		Senior Subordinated Loan 3.1000% PIK, 05/31/2022 (a, b, e, k, n)	8,610,237	8,610,237	8,610,237
				65,002,015	31,731,745

Sub Total Affiliate investments				$90,210,748	$44,823,575

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Schedule of Investments - (Continued)
April 30, 2020
(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value
Control investments - 18.87% (a, c, f, g)
MVC Automotive Group GmbH	Automotive Dealerships	Common Equity Interest (d, e, n)		$52,185,015	$14,209,000
		Bridge Loan 6.0000% Cash, 12/31/2021 (e, k, n)	$7,149,166	7,149,166	7,149,166
				59,334,181	21,358,166
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (d, j, k, n)		7,179,036	8,514,179
		General Partnership Interest (d, j, k, n)		183,138	218,014
				7,362,174	8,732,193
RuMe Inc.	Consumer Products	Common Stock (5,297,548 shares) (d, n)		924,475	-
		Series C Preferred Stock (23,896,634 shares) (d, n)		3,410,694	-
		Series B-1 Preferred Stock (4,999,076 shares) (d, n)		999,815	-
		Subordinated Debt 10.0000% PIK, 3/31/2021 (b, k, n)	3,793,732	3,793,732	2,814,474
		Revolver 10.0000% PIK, 3/31/2021 (b, h, k, n)	2,231,948	2,231,948	1,655,826
		Revolver 10.0000% PIK, 3/31/2021 (b, h, k, n)	726,704	726,704	539,124
		Warrants (d, n)	3	594,544	-
				12,681,912	5,009,424

Sub Total Control investments				$79,378,267	$35,099,783

TOTAL PORTFOLIO INVESTMENTS - 121.67% (f)				$345,672,172	$226,324,636

Cash equivalents - 26.31% (f, g)
Fidelity Institutional Government Money Market Fund	Money Market Fund	Beneficial Shares (48,844,487 shares)		$48,844,487	$48,844,487
Morgan Stanley Institutional Liquidity Government Portfoli	Money Market Fund	Beneficial Shares (99,873 shares)		99,873	99,873
Total Cash equivalents				48,944,360	48,944,360

TOTAL INVESTMENT ASSETS - 147.98%				$394,616,532	$275,268,996

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

(f) Percentages are based on net assets of $186,016,192 as of April 30, 2020.

(g) See Note 3 for further information regarding "Investment Classification."

(h) All or a portion of the accrued interest on these securities have been reserved for.

(i) Legacy Investments.

(j) MVC Private Equity Fund, LP is a private equity fund focused on control equity investments in the lower middle market.  The fund currently holds two investments, one located in the United States and one in Gibraltar, the investments are in the energy services and industrial sectors.  The Company owns 18.9% of the fund through its limited partnership interest and owns ..5%  of the fund through its general partnership interest.  The Company's proportional share of Gibdock Limited equity interest and loan, Advanced Oil Field Services, LLC common stock, preferred stock, and loan is $6,750,325 and $1,727,046, respectively.  The Company's partnership interests in the MVC Private Equity Fund, LP are not redeemable.

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

(o) During the fiscal year ended October 31, 2018, all assets and liabilities of SGDA Europe were transferred to a new Austrian holding company, Trientis GmbH, to achieve operating efficiencies.

(p) Shares of Tuf-Tug, Inc. are held via Alitus T-T, LP.

(q) Shares of GTM Intermediate Holdings, Inc. are held via GTM Ultimate Holdings, LLC.

(r) Variable PIK rate between 2.0000% and 3.5000%.

(s) Variable cash rate between 10.5000% and 13.5000%.

PIK - Payment-in-kind

- Denotes zero cost or fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments
October 31, 2019

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value
Non-control/Non-affiliated investments- 100.60% (a, c, f, g)
Apex Industrial Technologies, LLC	Supply Chain Equipment Manufacturer	First Lien Loan 12.0000% Cash,12/31/2019 (k, n)	$15,000,000	$14,899,274	$15,000,000
Array Information Technology, Inc.	Information Technology Products and Services	Second Lien Loan 12.0000% Cash, 4.0000% PIK,10/03/2023 (b, k, n, p)	6,259,648	6,175,991	6,322,216
		Warrants (d, n)	1	-	-
				6,175,991	6,322,216
Black Diamond Equipment Rentals, LLC	Equipment Rental	Second Lien Loan 12.5000% Cash,06/27/2022 (k, n)	7,500,000	7,174,926	7,575,000
		Warrants (d, n)	1	400,847	960,000
				7,575,773	8,535,000
Custom Alloy Corporation	Manufacturer of Pipe Fittings and Forgings	Second Lien Loan 12.0000% Cash, 3.0000% PIK, 04/30/2022 (b, k, n)	32,471,814	32,471,814	32,061,135
		Second Lien Loan 12.0000% Cash, 3.0000% PIK, 04/30/2022 (b, k, n)	6,128,186	6,128,186	6,050,681
		Revolver 12.0000% Cash, 3.0000% PIK, 04/30/2020 (b, k, n)	2,050,000	2,050,000	2,050,000
				40,650,000	40,161,816
Dukane IAS,LLC	Welding Equipment Manufacturer	Second Lien Note 10.5000% Cash, 2.5000% PIK, 11/17/2020 (b, k, n)	4,489,182	4,458,353	4,534,074
Essner Manufacturing, LP	Defense/Aerospace Parts Manufacturing	First Lien Loan 11.5000% Cash, 12/20/2022 (k, n, o)	3,588,606	3,543,739	3,588,606
FOLIOfn, Inc.	Technology Investment - Financial Services	Preferred Stock (5,802,259 shares) (d, i, n)		15,000,000	6,352,000
Global Prairie PBC, Inc.	Marketing	Second Lien Loan 10.0000% Cash, 4.0000% PIK, 04/16/2025 (b, k, n)	3,000,000	2,940,448	3,000,000
GTM Intermediate Holdings, Inc.	Medical Equipment/Manufacturer	Second Lien Loan 11.0000% Cash, 1.0000% PIK, 12/7/2024 (b ,k, n)	5,064,069	4,973,443	5,064,069
		Common Stock (2 shares) (d, n, t)		766,122	766,122
				5,739,565	5,830,191
Highpoint Global LLC	Government Services	Second Lien Note 12.0000% Cash, 2.0000% PIK, 09/30/2022 (b, k, n)	5,201,232	5,142,323	5,201,232
HTI Technologies and Industries, Inc.	Electronic Component Manufacturing	Second Lien Note 12.0000% Cash, 3.7500% PIK, 9/15/2024 (b, k, n)	11,419,845	11,400,660	11,419,845
Initials, Inc.	Consumer Products	Senior Subordinated Debt 8.0000% Cash, 7.0000% PIK, 06/23/2020 (b, h, k, n)	5,642,913	5,642,913	1,272,188
International Precision Components Corporation	Plastic Injection Molding	Second Lien Loan 12.0000% Cash, 3.5000% PIK, 10/3/2024 (b, k, n, u)	8,000,000	7,854,192	8,000,000
Jedson Engineering, Inc.	Engineering and Construction Management	First Lien Loan 12.0000% Cash, 3.0000% PIK, 06/21/2024 (b, k, n)	6,041,262	5,928,722	6,041,262
Legal Solutions Holdings, Inc.	Business Services	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK, 03/18/2020 (b, k, n)	12,182,950	12,182,950	12,182,950
Morey's Seafood International, LLC	Food Services	Second Lien Loan 10.0000% Cash, 3.0000% PIK, 08/12/2022 (b, k, n, q)	16,485,324	16,485,324	16,485,324
Powers Equipment Acquisition Company, LLC	Equipment Manufacturer	First Lien Note 13.5000% Cash, 04/30/2024 (k, n, v)	6,500,000	6,383,100	6,500,000
SMA Holdings, Inc.	Consulting	First Lien Loan 11.0000% Cash, 06/26/2024 (k, n)	7,000,000	6,426,640	6,530,794
		Warrants (d, n)	2	504,555	504,555
				6,931,195	7,035,349
Trientis GmbH	Environmental Services	First Lien Note 5.0000% PIK, 10/26/2024 (b, e, h, m, n, r)	1,248,632	1,248,632	176,906
		Warrants (d, e, r, n)	1	67,715	-
				1,316,347	176,906
Tuf-Tug Inc.	Safety Equipment Manufacturer	Second Lien Loan 11.0000% Cash, 2.0000% PIK,02/24/2024 (b, k, n)	4,985,284	4,947,047	5,035,136
		Common Stock (24.6 shares) (d, n, s)		750,000	778,210
				5,697,047	5,813,346
Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 10.0000% Cash, 08/07/2020 (k, n)	7,717,056	7,717,056	7,563,104
		Third Lien Loan 10.0000% Cash,08/07/2020 (k, n)	1,050,000	1,050,000	1,032,473
				8,767,056	8,595,577
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan, 9.5000% Cash, 07/05/2025 (l, n)	37,527,881	37,527,881	36,974,616
U.S. Spray Drying Holding Company	Specialty Chemicals	Class B Common Stock (784 shares) (d, n)		5,488,000	1,800,000
		Secured Loan 12.0000% Cash, 04/30/2021 (k, n)	1,500,000	1,500,000	1,500,000
		Senior Secured Loan 12.0000% Cash, 04/30/2021 (k, n)	1,500,000	1,500,000	1,500,000
				8,488,000	4,800,000
United States Technologies, Inc.	Electronics Manufacturing and Repair	Senior Lien Loan 10.5000% Cash, 07/17/2020 (k, n)	5,500,000	5,497,954	5,500,000

Sub Total Non-control/Non-affiliated investments				$246,228,807	$229,322,498

Affiliate investments - 27.13% (a, c, f, g)
Advantage Insurance, Inc.	Insurance	Preferred Stock (750,000 shares) (d, e, n)		7,500,000	7,513,627
Equus Total Return, Inc.	Registered Investment Company	Common Stock (3,228,024 shares) (d, k)		7,524,035	4,874,316
JSC Tekers Holdings	Real Estate Management	Common Stock (3,201 shares) (d, e, n)		4,500	-
		Preferred Stock (9,159,085 shares) (d, e, n)		11,810,188	4,910,000
				11,814,688	4,910,000
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d, e, n)		51,204,270	33,607,000
		Bridge Loan 5.0000% PIK, 12/31/2019 (b, e, k, n)	4,937,218	4,937,218	4,937,218
		Senior Subordinated Loan 3.1000% PIK, 05/31/2020 (b, e, k, n)	6,009,735	6,009,735	6,009,735
				62,151,223	44,553,953

Sub Total Affiliate investments				$88,989,946	$61,851,896

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

April 30, 2020

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

On October 14, 2011, the Company formed a wholly-owned subsidiary, MVC Cayman, an exempted company incorporated in the Cayman Islands, to hold certain of its investments and to make certain future investments. The results of MVCFS and MVC Cayman are consolidated into the Company’s financial statements and all inter-company accounts have been eliminated in consolidation. Of the $50.6 million in cash and cash equivalents on the Company’s Consolidated Balance Sheets as of April 30, 2020, approximately $1.1 million was held by MVC Cayman.

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

4. Cash and Cash Equivalents

For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all money market and all highly liquid temporary cash investments purchased with an original maturity of less than three months to be cash equivalents. The Company places its cash and cash equivalents with financial institutions and cash held in bank accounts may exceed the Federal Deposit Insurance Corporation ("FDIC") insured limit. As of April 30, 2020, the Company had approximately $45.4 million in cash equivalents, approximately $3.5 million in restricted cash equivalents, approximately $1.5 million in restricted cash and approximately $174,000 in cash totaling approximately $50.6 million. Of the approximately $45.4 million in cash equivalents, approximately $1.1 million was held by MVC Cayman. As of October 31, 2019, the Company had approximately $5.4 million in cash equivalents, approximately $5.0 million in restricted cash equivalents and approximately $1.3 million in cash totaling approximately $11.7 million. Of the approximately $1.3 million in cash and the approximately $5.4 million in cash equivalents, approximately $1.0 million and $99,000, respectively, was held by MVC Cayman.

Restricted Cash and Cash Equivalents

Cash and cash equivalent accounts that are not available to the Company for day–to-day use and are legally restricted are classified as restricted cash and cash equivalents. Restricted cash and cash equivalents are carried at cost, which approximates fair value. As of April 30, 2020 and October 31, 2019, the Company had restricted cash or cash equivalents of approximately $5.0 million related to the compensating balance requirement for Credit Facility IV (defined below).

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

6. Investment Valuation Policy

Our investments are carried at fair value in accordance with the Accounting Standards Codification, Fair Value Measurement (“ASC 820”). In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of our Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction. At April 30, 2020, we did not own restricted or unrestricted securities of any publicly traded company in which we have a majority-owned interest, but did own one security in which we have minority-owned interests.

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

At April 30, 2020 and October 31, 2019, approximately 78.3% and 92.6%, respectively, of total assets represented investments in portfolio companies recorded at fair value ("Fair Value Investments").

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

7. Concentration of Market Risk

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments and escrow receivables (other than cash equivalents), which collectively represented approximately 79.5% and 94.3% of the Company's total assets at April 30, 2020 and October 31, 2019, respectively. As discussed in Note 8, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company's fair value policies and procedures. The Company's investment strategy represents a high degree of business and financial risk due to the fact that the Company’s portfolio investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include foreign investments (which subject the Company to additional risks such as currency, geographic, demographic and operational risks), entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. Additionally, we are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate. As of April 30, 2020, the fair value of our largest investment, Custom Alloy Corporation (“Custom Alloy”), comprised 12.3% of our total assets and 18.9% of our net assets. The Company's investments in short-term securities are generally in U.S. government securities, with a maturity of greater than three months but generally less than one year or other high quality and highly liquid investments. The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents.

The following table shows the portfolio composition by industry grouping at fair value as a percentage of net assets as of April 30, 2020 and October 31, 2019.

	April 30, 2020	October 31, 2019
Manufacturer of Pipe Fittings	18.86%	17.62%
Electrical Engineering	17.06%	19.55%
Automotive Dealerships	11.48%	12.17%
Technology Investment - Financial Services	6.12%	2.79%
Electronics Component Manufacturing	5.64%	5.01%
Business Services	5.11%	5.34%
Private Equity	4.70%	5.51%
Equipment Rental	4.41%	3.74%
Plastic Injection Molding	4.22%	3.51%
Distributor - Landscaping and Irrigation Equipment	4.02%	3.77%
Consulting	3.79%	3.09%
Engineering and Construction Management	3.70%	2.65%
Medical Equipment Manufacturer	3.36%	2.56%
Consumer Products	3.04%	4.40%
Safety Equipment Manufacturer	3.03%	2.55%
Electronics Manufacturing and Repair	2.76%	2.41%
Government Services	2.69%	2.28%
Equipment Manufacturer	2.66%	2.85%
Insurance	2.64%	3.30%
Welding Equipment Manufacturer	2.44%	1.99%
Real Estate Management	2.43%	2.15%
Specialty Chemicals	2.13%	2.11%
Regulated Investment Company	1.96%	2.14%
Energy Services	1.71%	16.22%
Marketing	1.60%	1.32%
Environmental Services	0.11%	0.08%
Supply Chain Equipment Manufacturer	0.00%	6.58%
Information Technology Products and Services	0.00%	2.77%
Food Services	0.00%	7.23%
Defense/Aerospace Parts Manufacturing	0.00%	1.57%
	121.67%	149.26%

The following table shows the portfolio composition by geographic region at fair value as a percentage of total assets as of April 30, 2020 and October 31, 2019.

	April 30, 2020	October 31, 2019
Northeast	22.96%	21.57%
Europe	20.32%	21.37%
Southeast	14.11%	21.18%
Midwest	11.56%	17.69%
West	7.58%	7.72%
Puerto Rico	1.73%	2.07%
Southwest	1.28%	2.34%
	79.54%	93.94%

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment's fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•	Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date. We valued one of our investments using Level 1 inputs as of April 30, 2020.

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

The following fair value hierarchy tables set forth our investment related assets and (liabilities) by level as of April 30, 2020 and October 31, 2019 (in thousands):

	April 30, 2020
	Level 1	Level 2	Level 3	Investment measured at NAV	Total
Senior/Subordinated Loans and credit facilities	$-	$-	$156,642	$-	$156,642
Common Stock	3,648	-	2,927	-	6,575
Preferred Stock	-	-	20,831	-	20,831
Warrants	-	-	1,402	-	1,402
Common Equity Interest	-	-	32,143	-	32,143
LP Interest of the PE Fund	-	-	-	8,514	8,514
GP Interest of the PE Fund	-	-	-	218	218
Guarantees and letters of credit	-	-	(882)	-	(882)
Escrow Receivable	-	-	-	-	-
Short-term investments	-	-	-	-	-
Total	$3,648	$-	$213,063	$8,732	$225,443

	October 31, 2019
	Level 1	Level 2	Level 3	Investment measured at NAV	Total
Senior/Subordinated Loans and credit facilities	$-	$-	$242,177	$-	$242,177
Common Stock	4,874	-	3,344	-	8,218
Preferred Stock	-	-	20,238	-	20,238
Warrants	-	-	2,837	-	2,837
Common Equity Interest	-	-	54,209	-	54,209
LP Interest of the PE Fund	-	-	-	12,253	12,253
GP Interest of the PE Fund	-	-	-	313	313
Guarantees and letters of credit	-	-	(727)	-	(727)
Escrow Receivable	-	-	1,135	-	1,135
Short-term investments	-	-	-	-	-
Total	$4,874	$-	$323,213	$12,566	$340,653

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur. During the six month period ended April 30, 2020 and the year ended October 31, 2019, there were no transfers in or out of Level 1 or 2.

The following tables set forth a summary of changes in the fair value of investment related assets and liabilities measured using Level 3 inputs for the six month period ended April 30, 2020, and April 30, 2019 (in thousands):

	Balances, November 1, 2019	Realized Gains (Losses) (1)	Reversal of Prior Year (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, April 30, 2020	Total Loss for the year Included in Earnings Attibutable to the Change in Unrealized Appreciation (Depreciation) on Investments held as of April 30, 2020
Senior/Subordinated Loans and credit facilities	$242,177	$-	$(291)	$(18,754)	$12,612	$(79,102)	$-	$156,642	$(20,279)
Common Stock	3,344	-	-	(417)	-	-	-	2,927	(417)
Preferred Stock	20,238	(33)	(3)	2,226	-	(1,597)	-	20,831	2,226
Warrants	2,837	(530)	-	(1,436)	1,871	(1,340)	-	1,402	(1,436)
Common Equity Interest	54,209	-	-	(22,066)	-	-	-	32,143	(22,066)
Guarantees and letters of credit	(727)	-	-	(155)	-	-	-	(882)	(155)
Escrow Receivable	1,135	(10)	-	-	-	(1,125)	-	-	-
Total	$323,213	$(573)	$(294)	$(40,602)	$14,483	$(83,164)	$-	$213,063	$(42,127)

	Balances, November 1, 2018	Realized Gains (Losses) (1)	Reversal of Prior Year (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, April 30, 2019	Total Loss for the year Included in Earnings Attibutable to the Change in Unrealized Appreciation (Depreciation) on Investments held as of April 30, 2019
Senior/Subordinated Loans and credit facilities	$175,781	$-	$-	$(1,644)	$44,712	$(8,567)	$-	$210,282	$(1,644)
Common Stock	6,150	-	-	(3,100)	346	-	-	3,396	(3,100)
Preferred Stock	47,060	3,223	276	354	2,591	(32,472)	-	21,032	354
Warrants	401	-	-	537	-	-	-	938	537
Common Equity Interest	50,186	-	-	4,306	-	-	-	54,492	4,306
Guarantees and letters of credit	(2,867)	-	2,399	(233)	-	-	-	(701)	(233)
Escrow Receivable	969	49	-	29	-	-	-	1,047	29
Total	$277,680	$3,272	$2,675	$249	$47,649	$(41,039)	$-	$290,486	$249

(1)	Included in net realized gain (loss) on investments in the Consolidated Statements of Operations.
(2)	Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities disposed of during the six month period ended April 30, 2020 and April 30, 2019, respectively.
(3)	Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities held during the six month period ended April 30, 2020 and April 30, 2019, respectively.
(4)	Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for new securities. For the six month period ended April 30, 2020 and April 30, 2019, a total of approximately $3.1 million and $4.3 million, respectively, of PIK interest and dividends and amortization of discounts and fees are included.
(5)	Includes decreases in the cost basis of investments resulting from principal repayments or sales.

In accordance with ASU 2011-04, the following tables summarize information about the Company’s Level 3 fair value measurements as of April 30, 2020 and October 31, 2019 (in thousands):

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range				Weighted
	4/30/2020	Valuation technique	Unobservable input	Low		High		average (a)
Common Stock (c) (d)	$2,927	Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A

		Market Approach	EBITDA Multiple	5.0	x	8.0	x	6.5	x

		Income Approach	Discount Rate	10.2%		14.2%		11.4%
			Perpetual Growth Rate of Free Cash Flow	2.0%		2.0%		2.0%

Senior/Subordinated loans	$156,642	Market Approach	EBITDA Multiple	5.0	x	5.0	x	5.0	x
and credit facilities (b) (d)			Forward EBITDA Multiple	5.5	x	5.5	x	5.5	x
			Revenue Multiple	0.4	x	0.9	x	0.8	x
			Uncertainty Discount	15%		15%		15%

		Income Approach	Required Rate of Return	9.9%		26.9%		19.5%
			Discount Rate	16.1%		22.9%		17.9%
			Perpetual Growth Rate of Free Cash Flow	2.5%		2.5%		2.5%

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A
			Discount to Net Asset Value	10.0%		10.0%		10.0%
			Discount on Liquidation of Assets	17.5%		25.0%		23.3%

Common Equity Interest	$32,143	Market Approach	Forward EBITDA Multiple	5.5	x	5.5	x	5.5	x
			EBITDA Multiple	5.0	x	5.0	x	5.0	x
			Uncertainty Discount	15%		15%		15%

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A
			Discount to Net Asset Value	10.0%		10.0%		10.0%

		Income Approach	Discount Rate	16.1%		16.1%		16.1%
			Perpetual Growth Rate of Free Cash Flow	2.5%		2.5%		2.5%

Preferred Stock (c)	$20,831	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		15.0%		7.2%
			Real Estate Appraisals	N/A		N/A		N/A

		Market Approach	% of AUM	0.52%		0.52%		0.52%
			Illiquidity Discount	15.0%		15.0%		15.0%
			Multiple of Book Value	1.0	x	1.0	x	1.0	x
			EBT Multiple	20.9	x	20.9	x	20.9	x

		Income Approach	Discount Rate	14.4%		14.4%		14.4%
			Perpetual Growth Rate of Free Cash Flow	2.5%		2.5%		2.5%

Warrants	$1,402	Market Approach	EBITDA Multiple	6.0	x	6.0	x	6.0	x

Guarantees / Letters of Credit	$(882)	Income Approach	Discount Rate	6.0%		20.0%		17.1%

Total	$213,063

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

For the Six Month Period Ended April 30, 2020

During the six month period ended April 30, 2020, the Company made follow-on investments in five portfolio companies that totaled approximately $11.5 million. Specifically, on November 14, 2019 and February 28, 2020, the Company loaned $50,000 and $300,000, respectively, to RuMe Inc. (“RuMe”) on its lines of credit, increasing the balances to approximately $2.2 million and approximately $727,000, respectively. On December 13, 2019 and February 3, 2020, the Company loaned approximately $1.6 million and $1.7 million, respectively, to Jedson Engineering, Inc. (“Jedson”), increasing the first lien loan to approximately $9.4 million. On January 10, 2020, the Company loaned approximately $3.8 million to Apex Industrials Technologies, LLC (“Apex”), increasing the first lien loan to approximately $18.8 million at that time. The maturity date of the loan was extended to May 15, 2020. The Company also received a warrant as part of this investment. During the six month period ended April 30, 2020, Custom Alloy Corporation (“Custom Alloy”) borrowed approximately $1.7 million on its revolving credit facility, increasing the balance outstanding to approximately $3.7 million. During the six month period ended April 30, 2020, the Company loaned approximately $2.5 million to Security Holdings B.V. (“Security Holdings”), increasing its senior subordinated loan outstanding amount to approximately $8.6 million.

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

On February, 21, 2020, the Company received proceeds of approximately $878,000 from the PE Fund related to the release of escrow funds related to former PE Fund portfolio companies AccuMed Corp., Focus Pointe Global and Plymouth Rock Energy, LLC. The Company also received an approximately $32,000 carried interest payment.

On March 6, 2020, United States Technologies, Inc. (“U.S. Tech”) made an approximately $367,000 principal payment on its loan.

On March 30, 2020, Apex repaid its first lien loan in full including all accrued interest, totaling approximately $18.9 million. The Company received a free warrant as part of the approximately $3.9 million follow-on investment on January 10, 2020 in which approximately $1.9 million of the approximately $3.9 million cost basis of the loan was allocated to the cost of the warrant. On March 30, 2020, the Company also received approximately $1.3 million for the sale of the warrant, which resulted in a realized loss of approximately $558,000 based on the allocated cost of the warrant. The net impact of the warrant increased net assets by approximately $1.3 million.

On April 6, 2020, Turf Products, LLC’s (“Turf”) senior subordinated loan and third lien loan were combined into a non-amortizing senior subordinated loan in the amount of $8,697,056 with a 10% cash interest rate and a maturity of October 7, 2023.

During the six month period ended April 30, 2020, Turf made a principal payment of $70,000 on its third lien loan.

During the six month period ended April 30, 2020, Legal Solutions Holdings, Inc. (“Legal Solutions”) made $2.4 million in principal payments on its loan.

During the quarter ended January 31, 2020, the Valuation Committee increased the fair value of the Company’s investments in: Black Diamond Equipment Rental, LLC (“Black Diamond”) by approximately $256,000, Foliofn, Inc. (“Foliofn”) by approximately $5.7 million, JSC Tekers Holdings (“JSC Tekers”) by $350,000, Trientis GmbH (“Trientis”) by approximately $72,000, Turf by approximately $60,000, MVC Private Equity Fund L.P. by approximately $2.0 million, GTM Intermediate Holdings, Inc. (“GTM”) by approximately $817,000, MVC Automotive Group GmbH (“MVC Automotive”) equity by approximately $486,000 and Apex by approximately $1.5 million. In addition, increases in the cost basis of the loans to Apex, Black Diamond, Custom Alloy, Dukane IAS, LLC (“Dukane”), Global Prairie PBC, Inc. (“Global Prairie”), GTM, Highpoint, HTI Technologies and Industries, Inc. (“HTI”), Jedson, Legal Solutions, Morey’s, RuMe, Security Holdings, SMA Holdings, Inc. (“SMA”) and Tuf-Tug Inc. (“Tuf-Tug”) due to the capitalization of PIK interest totaling approximately $1.8 million. The Valuation Committee also decreased the fair value of the Company's investments in: Advantage by approximately $129,000, Custom Alloy by approximately $387,000, Dukane by approximately $45,000, Initials, Inc. (“Initials”) by approximately $103,000, RuMe by approximately $1.6 million, Security Holdings by approximately $7.1 million, Tuf-Tug by approximately $62,000, U.S. Gas by approximately $1.0 million and U.S. Spray Drying Holding Company (“U. S. Spray”) by approximately $260,000.

During the quarter ended April 30, 2020, the Valuation Committee decreased the fair value of the Company’s investments in: Advantage by approximately $835,000, Black Diamond by approximately $628,000, Custom Alloy by approximately $7.2 million, Foliofn, by approximately $632,000, Global Prairie by approximately $83,000, GTM by approximately $430,000, Highpoint Global LLC (“Highpoint”) by approximately $254,000, HTI by approximately $1.2 million, Initials by approximately $519,000, International Precision Components Corporation (“IPCC”) by approximately $160,000, Jedson by approximately $2.5 million, JSC Tekers by approximately $733,000, Legal Solutions by approximately $386,000, MVC Automotive by approximately $6.9 million, MVC Private Equity Fund L.P. by approximately $2.8 million, Powers Equipment Acquisition Company (“Powers”) by approximately $1.5 million, RuMe by approximately $3.1 million, Security Holdings by approximately $8.6 million, SMA by approximately $28,000, Trientis by approximately $54,000, Tuf-Tug by approximately $161,000, Turf by approximately $1.1 million and U.S. Spray by approximately $570,000. There were also increases in the cost basis of the loans to Black Diamond, Dukane, Global Prairie, GTM, Highpoint, HTI, Jedson, Legal Solutions, RuMe, Security Holdings, SMA and Tuf-Tug due to the capitalization of PIK interest totaling approximately $600,000.

During the six month period ended April 30, 2020, the Valuation Committee decreased the fair value of the Company’s investments in: Advantage by approximately $964,000, Black Diamond by approximately $372,000, Custom Alloy by approximately $7.6 million, Dukane by approximately $45,000, Global Prairie by approximately $83,000, Highpoint by approximately $254,000, HTI by approximately $1.2 million, Initials by approximately $622,000, IPCC by approximately $160,000, Jedson by approximately $2.5 million, JSC Tekers by approximately $383,000, Legal Solutions by approximately $386,000, MVC Automotive by approximately $6.4 million, MVC Private Equity Fund L.P. by approximately $800,000, Powers by approximately $1.5 million, RuMe by approximately $4.7 million, Security Holdings by approximately $15.7 million, SMA by approximately $28,000, Tuf-Tug by approximately $223,000, Turf by approximately $1.0 million, U.S. Gas by approximately $1.0 million and U. S. Spray by approximately $830,000. The Valuation Committee also increased the fair value of the Company's investments in: Apex by approximately $1.5 million, Foliofn, by approximately $5.0 million, GTM by approximately $387,000 and Trientis by approximately $18,000. In addition, increases in the cost basis of the loans to Apex, Black Diamond, Custom Alloy, Dukane, Global Prairie, GTM, Highpoint, HTI, Jedson, Legal Solutions, Morey’s, RuMe, Security Holdings, SMA and Tuf-Tug due to the capitalization of PIK interest totaling approximately $2.4 million.

At April 30, 2020, the fair value of all portfolio investments, exclusive of escrow receivables, was $226.3 million with a cost basis of $345.7 million. At April 30, 2020, the fair value and cost basis of investments made by the Company’s former management team pursuant to the prior investment objective (“Legacy Investments”) were $11.4 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team were $214.9 million and $330.7 million, respectively. At October 31, 2019, the fair value of all portfolio investments, exclusive of escrow receivables, was $340.2 million with a cost basis of $415.7 million. At October 31, 2019, the fair value and cost basis of the Legacy Investments were $6.4 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team were $333.8 million and $400.7 million, respectively.

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

During the fiscal year ended October 31, 2019, the Company made follow-on investments in six portfolio companies that totaled approximately $12.5 million. Specifically, on December 21, 2018, the Company loaned an additional $2.0 million to Custom Alloy in the form of a second lien loan with an interest rate of 11% and a maturity date of December 23, 2019. During the fiscal year ended October 31, 2019, the Company loaned approximately $1.4 million to RuMe and received a new warrant. On June 7, 2019, the Company invested approximately $3.9 million in GTM increasing the second lien loan by $3.5 million and investing approximately $420,000 for additional common shares. During the fiscal year ended October 31, 2019, Custom Alloy borrowed approximately $2.1 million on its revolving credit facility which has a 15% interest rate and a maturity date of April 30, 2020. On July 15, 2019, the Company loaned an additional $1.0 million to HTI increasing its second lien loan to approximately $11.4 million as of October 31, 2019. On September 10, 2019, the Company invested $1.0 million in additional common equity of MVC Automotive. On September 26, 2019, the Company loaned approximately $552,000 to Security Holdings, increasing its senior subordinated loan to approximately $6.0 million as of October 31, 2019.

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

On April 30, 2019, Custom Alloy redeemed its series A, B and C preferred shares and consolidated its second lien loans in exchange for two second lien loans of approximately $32.5 million and $6.1 million with interest rates of 15% and maturity dates of April 30, 2022. The Company also funded approximately $595,000 as part of the transaction related to the $6.1 million second lien loan. The Company realized a gain of approximately $3.2 million and approximately $2.3 million of PIK interest and dividends associated with the transaction. Also on April 30, 2019, the Company provided Custom Alloy a $3.0 million line of credit with a 15% interest rate and a maturity date of April 30, 2020 with no amount outstanding as of that date.

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

9. Commitments and Contingencies

Commitments to Portfolio Companies:

At April 30, 2020 and October 31, 2019, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded as of April 30, 2020
MVC Private Equity Fund LP	$20.1 million	$14.6 million
RuMe	$2.2 million	$2.2 million
RuMe	$700,000	$727,000
Custom Alloy	$3.8 million	$3.7 million
Total	$26.8 million	$21.2 million

Portfolio Company	Amount Committed	Amount Funded as of October 31, 2019
MVC Private Equity Fund LP	$20.1 million	$14.6 million
RuMe	$2.2 million	$2.1 million
RuMe	$400,000	$400,000
Custom Alloy	$3.0 million	$2.1 million
Total	$25.7 million	$19.2 million

Guarantees:

At April 30, 2020 and October 31, 2019, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded as of April 30, 2020
MVC Automotive	$4.0 million	-
Total	$4.0 million	-

Guarantee	Amount Committed	Amount Funded as of October 31, 2019
MVC Automotive	$4.0 million	-
Total	$4.0 million	-

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies. At April 30, 2020, the Valuation Committee estimated the combined fair values of the guarantee obligation noted above to be $0 or a liability of approximately $0.

These guarantees are further described below, together with the Company's other commitments.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  Over time, Erste Bank, the bank extending the mortgage to MVC Automotive, increased the amount of the mortgage. The balance of the guarantee as of April 30, 2020 is approximately 277,000 Euro (equivalent to approximately $303,000).

The Company agreed to cash collateralize a $300,000 third party letter of credit for RuMe, which is now collateralized with Credit Facility IV (defined below) and still a commitment of the Company as of April 30, 2020. Previously, the Company guaranteed $1.0 million of RuMe’s indebtedness to Colorado Business Bank and also provided RuMe an additional $2.0 million letter of credit. On April 25, 2019, the $1.0 million guarantee and the $2.0 million letter of credit were refinanced and replaced with a new $3.0 million letter of credit. The two letters of credit had a fair value of approximately -$697,000 or a liability of $697,000 as of April 30, 2020. The $3.0 million letter of credit is collateralized with Credit Facility IV (defined below).

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP. The PE Fund closed on approximately $104 million of capital commitments. During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations. The investment period related to the PE Fund has ended. Additional capital may be called for follow-on investments in existing portfolio companies of the PE Fund or to pay operating expenses of the PE Fund until the partnership is terminated. On December 27, 2018, the Company received proceeds of approximately $7.5 million from the PE Fund related to the sale of Plymouth Rock Energy, LLC, a portfolio company of the PE Fund. The Company’s pro-rata share of the PE Fund’s cost basis in the Plymouth Rock Energy, LLC investment totaled approximately $2.5 million, resulting in a realized gain of approximately $5.0 million. On October 25, 2019, the PE Fund sold Focus Pointe, a portfolio company of the PE Fund. The Company received proceeds of approximately $2.7 million related to the sale. The Company’s pro-rata share of the PE Fund’s cost basis in the Focus Pointe investment totaled approximately $1.9 million, resulting in a realized gain of approximately $800,000. As of April 30, 2020, $14.6 million of the Company’s commitment was funded.

As of October 31, 2019, RuMe had a $2.2 million line of credit provided by the Company with a 10% interest rate and a maturity date of March 31, 2021. The outstanding balance as of October 31, 2019 and April 30, 2020 was approximately $2.1 million and $2.2 million, respectively, including capitalized PIK interest. Also, during the fiscal year ended October 31, 2019, the Company provided RuMe a $400,000 revolver with a 10% interest rate and a maturity date of February 28, 2020. The outstanding balance of the revolver as of October 31, 2019 was approximately $404,000, including capitalized PIK interest. During the six month period ended April 30, 2020, the revolver was increased to $700,000 and the maturity date was extended to March 31, 2021. The outstanding balance of the revolver as of April 30, 2020 was approximately $727,000, including capitalized PIK interest.

As of October 31, 2019, Security Holdings had a 4.8 million Euro letter of credit. During the six month period ended April 30, 2020, the letter of credit was reduced to 3.8 million Euro. The letter of credit had a fair value of approximately -$185,000 or a liability of $185,000 as of April 30, 2020. The letter of credit is collateralized with Credit Facility IV (defined below).

As of October 31, 2019, Custom Alloy had a $3.0 million line of credit provided by the Company with a 15% interest rate and a maturity date of April 30, 2020. The balance outstanding as of October 31, 2019 was approximately $2.1 million. During the six month period ended April 30, 2020, the Company increased the commitment to approximately $3.8 million and funded approximately $1.7 million, resulting in a balance outstanding as of April 30, 2020 of approximately $3.7 million. The maturity date was also extended to April 30, 2021.

As of April 30, 2020, the total fair value associated with potential obligations related to guarantees and letters of credit was approximately -$882,000 or a liability of $882,000.

Commitments of the Company

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with Branch Banking and Trust Company (“BB&T”). On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility. On December 1, 2015, Credit Facility II was renewed and expired on May 31, 2016, at which time all outstanding amounts under it were due and repaid. On June 30, 2016, Credit Facility II was renewed and reduced to a $50 million revolving credit facility, which expired on February 28, 2017, as of which time all outstanding amounts under it were due and repaid. On February 28, 2017, Credit Facility II was renewed and increased to a $100 million revolving credit facility and expired on August 31, 2017. On August 31, 2017, Credit Facility II was renewed and decreased to a $25 million revolving credit facility, which was to expire on August 31, 2018.  There was no change to the interest rate or unused fee on the revolving credit facility. The Company incurred closing costs associated with this transaction of $62,500. On August 10, 2018, Credit Facility II was renewed to August 30, 2019 and on August 30, 2019, Credit Facility II was extended to August 31, 2020. The Company incurred closing costs associated with each of these transactions of $50,000 with no change in terms other than the expiration date. At October 31, 2019 and April 30, 2020, there was no amount outstanding on Credit Facility II. Credit Facility II is used to provide the Company with better overall financial flexibility in managing its investment portfolio. Borrowings under Credit Facility II bear interest at LIBOR plus 125 basis points. In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter. The Company paid closing fees, legal and other costs associated with these transactions. These costs are amortized over the life of the facility. Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities. Please see “Subsequent Events” section for more information.

On November 15, 2017, the Company completed a public offering of $100,000,000 aggregate principal amount of its 6.25% senior notes due November 30, 2022 (“Senior Notes II”). In addition, on November 20, 2017, the underwriters exercised an over-allotment option to purchase an additional $15 million in aggregate principal amount of Senior Notes II (together with the offering on November 15, the “Offering”). The Senior Notes II have an interest rate of 6.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year. After deducting underwriting fees and discounts and expenses, the Offering resulted in net proceeds to the Company of approximately $111.4 million. The Offering expenses incurred are amortized over the term of the Senior Notes II. Proceeds from the offering were used to repay the Senior Notes in full, including all accrued interest. On February 25, 2020, the Company notified U.S. Bank National Association, the trustee for the Senior Notes II, of the Company’s election to redeem $20.0 million aggregate principal amount of the Senior Notes II outstanding at a price equal to 100% of the principal amount of the Senior Notes II, plus accrued and unpaid interest on the Senior Notes II to, but excluding, the date of redemption.  The Company funded the redemption with cash on hand. As of April 30, 2020, the Senior Notes II had a total outstanding amount of $95.0 million, net of deferred financing fees the balance was approximately $93.4 million, with a market value of approximately $81.9 million.

On January 29, 2019, the Company entered into a three year, $35 million revolving credit facility ("Credit Facility IV") with People’s United Bank, National Association as lender and lead agent. Credit Facility IV can, under certain conditions, be increased up to $85 million. Credit Facility IV will expire on January 29, 2022, at which time all outstanding amounts under Credit Facility IV will be due and payable. Borrowings under the Credit Facility bear interest at a rate of LIBOR plus 2.85%, or the prime rate plus 0.5% at the Company’s discretion. In addition, the Company was subject to (i) a closing fee of 1% of the commitment amount paid at closing, (ii) a one-time structuring fee in the amount of $100,000 paid at closing, (iii) an unused line fee, which is payable monthly, of 0.75% if the Company draws less than $25 million on Credit Facility IV or 0.60% if the Company draws more than $25 million on Credit Facility IV, and (iv) an annual administrative agent fee in the amount of $100,000 in 2019 and $200,000 in each year thereafter. The compensating balance for the revolving credit facility is $5.0 million, which is reflected as restricted cash equivalents on the Company’s Consolidated Balance Sheets.  On June 19, 2019, in order to increase the size of the Credit Facility IV, the credit facility was amended to add Bank Leumi USA as an additional lender. The amendment increased the size of Credit Facility IV by $15.0 million to $50.0 million. All other material terms of the Credit Facility remain unchanged. In addition, the Company was subject to a closing fee of 1% of the additional commitment amount of $15.0 million to be paid at closing. As of April 30, 2020, there was no amount outstanding on Credit Facility IV and the Company was in compliance with the maximum balance sheet leverage covenant related to Credit Facility IV.

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

On various dates, TTG Advisers and the Company entered into annual agreements to extend the expense cap of 3.5% to the 2011, 2012, 2013 and 2014 fiscal years (“Expense Limitation Agreement”). The Company and the Adviser agreed to continue the expense cap into fiscal year 2015 and fiscal year 2016, though they lowered the expense cap to 3.25% and modified the methodology so that the cap is applied to limit the Company’s ratio of expenses to total assets less cash (the “Modified Methodology”), consistent with the asset level used to calculate the base management fee. (The expenses covered by the cap remain unchanged.) On October 28, 2016, the Board of Directors, including all of the Independent Directors, approved the renewal of the Advisory Agreement for the 2017 fiscal year. Further, the Adviser agreed to continue to waive a portion of the base management fee so that it is reduced to 1.50% for fiscal year 2017. In March 2016, the Adviser agreed to modify its prior agreement to waive, effective November 1, 2015, the first $1.0 million of capital gains incentive fee due under the Advisory Agreement, such that the $1.0 million waiver of incentive fee would be applied to any incentive fee due under the agreement, whether it is a capital gains incentive fee or net operating income incentive fee. Furthermore, the Company and the Adviser, similar to fiscal year 2016, agreed on an expense cap for fiscal years 2017 through 2020 of 3.25% under the Modified Methodology. The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company's expense ratio under the Expense Limitation Agreement. In addition, for fiscal years 2010 through 2020, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement for its allocable portion of the compensation payable to certain officers of the Company, which may not exceed $200,000 per year in the aggregate (the “Voluntary Waiver”). TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement. As of April 30, 2020, the Company did not have an investment in an exchange traded fund. In addition, the Adviser has agreed, effective November 1, 2017, to a revised management fee structure that ties management fees to the NAV discount1 as follows: (A) If the Company’s NAV discount is greater than 20%, the management fee for the current quarter is reduced to 1.25%; (B) If the NAV discount is between 10% and 20%, the management fee will be 1.50%; and (C) If the NAV discount is less than 10% or eliminated, the 1.50% management fee would be re-examined, but in no event would it exceed 1.75%. For the quarter ended April 30, 2020, the effective management fee was 1.25%.

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

At October 31, 2019, the provision for estimated incentive compensation was $0.  During the six month period ended April 30, 2020, there was no change in the provision for incentive compensation as 20% of the cumulative aggregate net realized capital gains less aggregate unrealized depreciation was less than $0. The provision for incentive compensation includes the Valuation Committee’s determination to increase the fair values of three of the Company’s portfolio investments (Apex, GTM and Trientis) by a total of approximately $1.9 million. The provision also includes the Valuation Committee’s determination to decrease the fair values of twenty two of the Company’s portfolio investments (Advantage, Black Diamond, Custom Alloy, Dukane, Equus, Global Prairie, Highpoint, HTI, Initials, IPCC, Jedson, JSC Tekers, Legal Solutions, MVC Automotive, Powers, RuMe, Security Holdings, SMA, Tuf-Tug, Turf, U.S. Spray and U.S. Gas) by a total of approximately $47.3 million. Also, for the quarter ended April 30, 2020, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income for the quarter did not exceed the hurdle rate. For fiscal years ending on October 31, 2019 and October 31, 2020, the Adviser agreed to voluntarily modify the calculation of the Income Incentive Fee so that the fee accrued shall equal the lesser of: (i) the amount of the Income Incentive Fee computed and determined quarterly as currently set forth in the Advisory Agreement; and (ii) the amount of the Income Incentive Fee computed and determined on an annual basis (in lieu of quarterly). Further, regardless of the amount of Income Incentive Fee computed or accrued, the Adviser agreed to defer collection of any Income Incentive Fee due and payable for the fiscal year until after the completion of the annual audit for such fiscal year.

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

12. Tax Matters

On October 31, 2019, the Company had a net capital loss carryforward of approximately $9.3 million and had net unrealized losses of approximately $75.4 million. The Company had approximately $119.3 million in net unrealized losses as of April 30, 2020.

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet a "more-likely-than-not" threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the six month period ended April 30, 2020, the Company did not incur any interest or penalties related to unrecognized tax benefits. Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS. The fiscal years 2014 through 2018 for the Company and MVCFS remain subject to examination by the IRS.

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

For the Quarter Ended April 30, 2020

On April 14, 2020, the Company's Board of Directors declared a dividend of $0.17 per share. The dividend was paid on April 30, 2020 to shareholders of record on April 24, 2020 and totaled approximately $3.0 million.

During the quarter ended April 30, 2020, as part of the Company's dividend reinvestment plan for our common stockholders, the Plan Agent purchased 6,159 shares of our common stock at an average price of $6.81, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

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

The following table represents open-market purchases made under our stock repurchase program for the fiscal years ended October 31, 2013 through October 31, 2019. There were no share repurchases made during the six month period ended April 30, 2020.

Period *	Total Number of Shares Purchased	Average Price Paid per Share including commission	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Purchased Under the Program
For the Year Ended October 31, 2013	1,299,294	$12.83	1,299,294	$16,673,207
For the Year Ended October 31, 2014	310,706	$13.24	1,610,000	$4,114,967
For the Year Ended October 31, 2015	-	-	1,610,000	-
For the Year Ended October 31, 2016	146,409	$8.31	1,756,409	$1,216,746
For the Year Ended October 31, 2017	-	-	1,756,409	-
For the Year Ended October 31, 2018	627,724	$9.45	2,384,133	$5,930,011
For the Year Ended October 31, 2019	467,686	$8.70	2,851,819	$4,069,924
For the Six Month Period Ended April 30, 2020	-	-	2,851,819	-
Total	2,851,819	$11.22	2,851,819	$32,004,855

*Disclosure covering repurchases will be made through quarterly and annual reports filed with the SEC going forward.  MVC Capital’s website no longer contains the monthly repurchase information.

14. Segment Data

The Company's reportable segments are its investing operations as a business development company, MVC Capital, which includes MVC Cayman. MVCFS, a wholly-owned subsidiary that provides advisory, administrative and other services to the Company and its portfolio companies, is also included.

The following table presents book basis segment data for the six month period ended April 30, 2020:

	MVC	MVCFS	Consolidated
Interest and dividend income	$14,930,795	$3,210	$14,934,005
Fee income	-	26,198	26,198
Fee income - asset management	-	473,729	473,729
Other Income	-	4,580	4,580
Total operating income	14,930,795	507,717	15,438,512

Total operating expenses	9,051,261	597,397	9,648,658
Less: Waivers by Adviser	(911,943)	(90,650)	(1,002,593)
Total net operating expenses	8,139,318	506,747	8,646,065

Net operating income before taxes	6,791,477	970	6,792,447

Tax expense	-	970	970
Net operating income	6,791,477	-	6,791,477

Net realized gain on investments	1,325,242	48,314	1,373,556
Net unrealized depreciation on investments	(44,033,779)	(47,204)	(44,080,983)

Net (decrease) increase in net assets resulting from operations	$(35,917,060)	$1,110	$(35,915,950)

15. Significant Subsidiaries

We have determined that for the six month period ended April 30, 2020, MVC Automotive, an unconsolidated portfolio company, has met the conditions of a significant subsidiary.  For the six month period ended April 30, 2019, there were no portfolio companies that met the conditions of a significant subsidiary.  The financial information presented below includes summarized balance sheets as of March 31, 2020 (the last fiscal quarter-end of these companies prior to April 30, 2020) and March 31, 2019 and summarized income statements for the periods October 1, 2019 to March 31, 2020 and October 1, 2018 to March 31, 2019.  The financial information below is based on unaudited financial statements and has been prepared and furnished by the portfolio company and not prepared by the Company.

Balance Sheet	MVC Automotive	MVC Automotive
All numbers in thousands	As of March 31, 2020	As of March 31, 2019
Assets:
Total current assets	$50,798	$80,593
Tota non-current assets	29,264	22,019
Total Assets	$80,062	$102,612

Liabilities and Sharholders Equity:
Current Liabilities	$54,405	$93,610
Long-term liablities	25,040	7,001
Shareholders Equity	617	2,001
Total Liablities and Shareholders Equity	$80,062	$102,612

	MVC Automotive	MVC Automotive
	For the Period from	For the Period from
Income Statement	October 1, 2019 to	October 1, 2018 to
All numbers in thousands	March 31, 2020	March 31, 2019
Net Sales & Revenue	$73,415	$92,178
Cost of Sales	65,839	85,058
Gross Margin	7,576	7,120
Operating Expenses	8,355	6,259
Operating Income	(779)	861
Income Tax (Benefit)	231	108
Interest Expense	646	1,020
Other Expenses (Income), Net	(174)	145
Net Income (Loss)	$(1,482)	$(412)

16. Subsequent Events

On May 14, 2020, Folio announced it entered into an agreement to become a part of The Goldman Sachs Group, Inc. (“Goldman Sachs”).  The acquisition, while subject to regulatory approval, is expected to close in the third calendar quarter of 2020.  If the transaction closes, the Company expects to receive approximately $15 million in proceeds.

On May 27, 2020, the Company and Wynnefield Capital announced an agreement under which six of the Company’s current directors and three independent director candidates proposed by Wynnefield Capital will be nominated by the Company’s Board of Directors for election at the 2020 annual meeting of stockholders, currently scheduled for July 15, 2020. The Board of Directors will remain at its current size of nine directors. A committee comprised of Chairman Tokarz and two independent Board members will continue to explore strategic alternatives and other value enhancing opportunities and there will be no changes to the Company’s current management agreement with The Tokarz Group Advisers LLC prior to the annual meeting. Under the agreement, the Company has agreed to pay the fees and expenses of Wynnefield Capital in the amount of approximately $290,000.

As previously disclosed, the Company is party to Credit Facility II, dated as of July 31, 2013, with BB&T. On June 5, 2020, the Company and BB&T entered into a certain Waiver and Thirteenth Amendment to Secured Revolving Credit Agreement (the “Credit Facility Amendment”), pursuant to which (i) BB&T waived compliance with the net worth covenant for the period ended April 30, 2020 (as the Company's net asset value fell to approximately $186.0 million as of April 30, 2020) and (ii) Section 5.05 of Credit Facility II is amended to read as follows:

SECTION 5.05. Net Worth. Consolidated Net Worth shall at no time be less than $150,000,000.

Other than Section 5.05, terms of the Credit Facility II remain unchanged and borrowings under the Credit Facility continue to be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.

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

Selected Consolidated Financial Data

	For the Six Month Period Ended April 30, 2020	For the Six Month Period Ended April 30, 2019	Year Ended
	(Unaudited)	(Unaudited)	October 31, 2019
	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$14,934	$14,567	$29,605
Fee income	26	51	102
Fee income - asset management	474	416	842
Other income	4	-	-

Total operating income	15,438	15,034	30,549

Expenses:
Management fee	2,474	3,103	6,408
Portfolio fees - asset management	240	172	343
Management fee - asset management	116	140	288
Administrative	2,143	2,424	4,826
Interest and other borrowing costs	4,331	4,767	9,655
Loss on extinguishment of debt	345	-	-
Net Incentive compensation (Note 11)	-	-	-

Total operating expenses	9,649	10,606	21,520

Expense waiver by Advisor	(75)	(75)	(150)
Voluntary management fee waiver by Advisor	(928)	(1,164)	(2,403)
Total waiver by adviser	(1,003)	(1,239)	(2,553)

Total net operating expenses	8,646	9,367	18,967

Net operating gain before taxes	6,792	5,667	11,582

Tax expense, net	1	1	2

Net operating gain	6,791	5,666	11,580

Net realized and unrealized (loss) gain:
Net realized gain (loss) on investments	1,374	8,499	(7,106)
Net unrealized (depreciation) appreciation on investments	(44,081)	(1,254)	11,842

Net realized and unrealized (loss) gain on investments	(42,707)	7,245	4,736

Net (decrease) increase in net assets resulting from operations	$(35,916)	$12,911	$16,316

Per Share:
Net (decrease) increase in net assets per share resulting from operations	$(2.03)	$0.73	$0.92
Dividends per share	$0.340	$0.300	$0.620
Balance Sheet Data:
Portfolio at value	$226,325	$331,816	$340,245
Portfolio at cost	345,672	420,410	415,667
Total assets	284,511	386,946	362,163
Shareholders’ equity	186,016	230,226	227,959
Shareholders’ equity per share (net asset value)	$10.49	$12.99	$12.86
Common shares outstanding at period end	17,725	17,725	17,725
Other Data:
Number of Investments funded in period	11	3	12
Investments funded ($) in period	$11,618	$8,465	$47,463
Repayment/sales in period	87,852	10,698	39,083
Net investment activity in period	(76,234)	(2,233)	8,380

	2020		2019				2018
	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):

Total operating income	7,652	7,786	8,046	7,469	8,593	6,441	5,888	6,151	5,440	5,147

Management fee	1,104	1,370	1,662	1,643	1,590	1,513	1,496	1,487	1,496	1,411
Portfolio fees - asset management	71	169	82	89	76	96	122	112	148	147
Management fee - asset management	52	64	69	79	69	71	81	70	66	67
Administrative	922	1,221	1,404	998	990	1,434	843	1,010	796	1,235
Interest, fees and other borrowing costs	2,125	2,206	2,378	2,510	2,283	2,484	2,238	2,403	2,981	3,117
Loss on extinguishment of debt	345	-	-	-	-	-	-	-	-	1,783
Net Incentive compensation	-	-	-	-	-	-	-	(1,316)	(1,012)	267
Total waiver by adviser	(452)	(551)	(660)	(654)	(635)	(604)	(598)	(595)	(599)	(390)
Tax expense	-	1	-	1	1	-	1	-	1	-
Net operating income (loss) before
net realized and unrealized gains	3,485	3,306	3,111	2,803	4,219	1,447	1,705	2,980	1,563	(2,490)
Net (decrease) increase in net
assets resulting from operations	(40,332)	4,416	3,057	348	15,964	(3,053)	(2,220)	(5,870)	(3,393)	950
Net (decrease) increase in net assets
resulting from operations per share	(2.28)	0.25	0.17	0.02	0.90	(0.17)	(0.10)	(0.32)	(0.18)	0.05
Net asset value per share	10.49	12.94	12.86	12.86	12.99	12.24	12.46	12.62	13.09	13.42

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

The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. During the fiscal year ended October 31, 2019, the Company made six new investments and follow-on investments in six existing portfolio companies totaling approximately $44.9 million. During the six month period ended April 30, 2020, the Company made follow-on investments in five existing portfolio companies totaling approximately $11.5 million.

The Company's prior investment objective was to achieve long-term capital appreciation from venture capital investments in information technology companies. Accordingly, the Company's investments had focused on investments in equity and debt securities of information technology companies. As of April 30, 2020, approximately 4.0% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential "liquidity event," i.e., a sale, public offering, merger or other reorganization.

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

The impact of the coronavirus (“COVID-19”) outbreak on the financial performance of the Company’s investments has been negative and its impact going forward will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions.  These developments and the impact of COVID-19 on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s future investment results may be materially adversely affected.

OPERATING INCOME

For the Six Month Period Ended April 30, 2020 and 2019. Total operating income was approximately $15.4 million and approximately $15.0 million for the six month period ended April 30, 2020 and 2019, respectively, an increase of approximately $400,000.

For the Six Month Period Ended April 30, 2020

Total operating income was $15.4 million for the six month period ended April 30, 2020. The increase in operating income over the same period last year was primarily due to the increase in interest earned on loans and amortization of OID from the Company’s portfolio companies. The Company earned approximately $14.9 million in interest income from investments in portfolio companies. Of the $14.9 million recorded in interest income, approximately $2.9 million was “payment in kind” interest. The “payment in kind” interest is computed at the contractual rate specified in each investment agreement and may be added to the principal balance of each investment. The Company’s debt investments yielded annualized rates from 3.1% to 15.75%. The Company also recorded fee income from asset management of the PE Fund and its portfolio companies totaling approximately $474,000 and fee income from the Company’s portfolio companies of approximately $26,000, totaling approximately $500,000 in fee income. Of the $474,000 of fee income from asset management activities, 75% of the income is obligated to be paid to TTG Advisers. However, under the PE Fund's agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

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

OPERATING EXPENSES

For the Six Month Period Ended April 30, 2020 and 2019. Operating expenses, net of Voluntary Waivers, were approximately $8.6 million and $9.4 million for the six month period ended April 30, 2020 and 2019, respectively, a decrease of approximately $800,000.

For the Six Month Period Ended April 30, 2020

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $8.6 million or 8.11% of the Company's average net assets, when annualized, for the six month period ended April 30, 2020. Significant components of operating expenses for the six month period ended April 30, 2020 were interest and other borrowing costs of approximately $4.3 million and management fee expense paid by the Company of approximately $1.5 million, which is net of the voluntary management fee waiver of approximately $928,000.

The approximately $800,000 decrease in the Company’s net operating expenses for the six month period ended April 30, 2020 compared to the same period in 2019, was primarily due to the approximately $230,000 decrease in audit and tax preparation fee expense and approximately $394,000 decrease in management fee expense, net of the voluntary management fee waiver. Operating expenses for the six month period ended April 30, 2020 includes approximately $345,000 in unamortized deferred financing fees related to the Senior Notes II, which were expensed at the time $20.0 million of the Senior Notes II were redeemed. The portfolio fees - asset management are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund. To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers. On October 31, 2019, the Board approved the renewal of the Advisory Agreement for the 2020 fiscal year. The Company and the Adviser agreed on an expense cap for fiscal 2020 of 3.25% under the Modified Methodology. The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company's expense ratio under the Expense Limitation Agreement. In addition, for fiscal years 2010 through 2020, TTG Advisers voluntarily agreed to extend the Voluntary Waiver. TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement. As of April 30, 2020, the Company did not have an investment in an exchange traded fund. Under the Modified Methodology, for the six month period ended April 30, 2020, the Company’s annualized expense ratio was 2.62%, (taking into account the same carve outs as those applicable to the expense cap). In addition, the Adviser agreed, effective November 1, 2017, to a revised management fee structure that ties management fees to the NAV discount2 as follows: (A) If the Company’s NAV discount is greater than 20%, the management fee for the current quarter is reduced to 1.25%; (B) If the NAV discount is between 10% and 20%, the management fee will be 1.50%; and (C) If the NAV discount is less than 10% or eliminated, the 1.50% management fee would be re-examined, but in no event would it exceed 1.75%. For the quarter ended April 30, 2020, the management fee was 1.25%.

Pursuant to the terms of the Advisory Agreement, during the six month period ended April 30, 2020, the provision for incentive compensation was unchanged from $0 as of October 31, 2019, including both the pre-incentive fee net operating income and the capital gain incentive fee.  The provision for incentive compensation includes the Valuation Committee’s determination to increase the fair values of three of the Company’s portfolio investments (Apex, GTM and Trientis) by a total of approximately $1.9 million. The provision also includes the Valuation Committee’s determination to decrease the fair values of twenty two of the Company’s portfolio investments (Advantage, Black Diamond, Custom Alloy, Dukane, Equus, Global Prairie, Highpoint, HTI, Initials, IPCC, Jedson, JSC Tekers, Legal Solutions, MVC Automotive, Powers, RuMe, Security Holdings, SMA, Tuf-Tug, Turf, U.S. Spray and U.S. Gas) by a total of approximately $47.3 million. Also, for the quarter ended April 30, 2020, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income for the quarter did not exceed the hurdle rate.

For the Six Month Period Ended April 30, 2019

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $9.4 million or 8.41% of the Company's average net assets, when annualized, for the six month period ended April 30, 2019. Significant components of operating expenses for the six month period ended April 30, 2019 were interest and other borrowing costs of approximately $4.8 million and management fee expense paid by the Company of approximately $1.9 million, which is net of the voluntary management fee waiver of approximately $1.2 million.

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

REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES

For the Six Month Period Ended April 30, 2020 and 2019. Net realized gains were approximately $1.4 million and approximately $8.5 million for the six month period ended April 30, 2020 and 2019, respectively, a decrease of approximately $7.1 million.

For the Six Month Period Ended April 30, 2020

Net realized gains for the six month period ended April 30, 2020, were approximately $1.4 million. The Company’s net realized gains were primarily due to the realized gain on the sale of Focus Pointe, a portfolio company of the PE Fund, of approximately $773,000 and proceeds of approximately $1.2 million from the PE Fund related to tax refunds and release of escrow funds related to former PE Fund portfolio companies which were recorded as realized gains. The Company also received carried interest payments from the PE Fund totaling approximately $91,000 related to these transactions, which were recorded as additional realized gains.

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

On March 30, 2020, the Company received approximately $1.3 million for the sale of the Apex warrant, which resulted in a realized loss of approximately $558,000.

During the six month period ended April 30, 2020, the Company also recorded realized losses of approximately $11,000 from the Centile escrow and approximately $86,000 from the sale of U.S. Treasury obligations.

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

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

For the Six Month Period Ended April 30, 2020 and 2019. The Company had a net change in unrealized depreciation on portfolio investments of approximately $44.1 million for the six month period ended April 30, 2020 and approximately $1.3 million for the six month period ended April 30, 2019, a net increase of approximately $42.8 million.

For the Six Month Period Ended April 30, 2020

The Company had a net change in unrealized depreciation on portfolio investments of approximately $44.1 million for the six month period ended April 30, 2020. The net change in unrealized depreciation for the six month period ended April 30, 2020 was the result of the reversal of the unrealized appreciation on the PE Fund of approximately $878,000 (as a result of the Company’s sale of Focus Pointe). The net change also includes Valuation Committee determination to decrease the fair value of the Company's investments in: Advantage by approximately $964,000, Black Diamond by approximately $372,000, Custom Alloy by approximately $7.6 million, Dukane by approximately $45,000, Global Prairie by approximately $83,000, Highpoint by approximately $254,000, HTI by approximately $1.2 million, Initials by approximately $622,000, IPCC by approximately $160,000, Jedson by approximately $2.5 million, JSC Tekers by approximately $383,000, Legal Solutions by approximately $386,000, MVC Automotive by approximately $6.4 million, MVC Private Equity Fund L.P. by approximately $800,000, Powers by approximately $1.5 million, RuMe by approximately $4.7 million, Security Holdings by approximately $15.7 million, SMA by approximately $28,000, Tuf-Tug by approximately $223,000, Turf by approximately $1.0 million, U.S. Gas by approximately $1.0 million and U. S. Spray by approximately $830,000. The value of Equus stock was also decreased by approximately $1.2 million based on its market value. These changes in unrealized depreciation were partially off-set by the Valuation Committee determination to increase the fair value of the Company’s investments in: Apex by approximately $1.5 million, Foliofn by approximately $5.0 million, GTM by approximately $387,000 and Trientis by approximately $18,000.

For the Six Month Period Ended April 30, 2019

The Company had a net change in unrealized depreciation on portfolio investments of approximately $1.3 million for the six month period ended April 30, 2019. The net change in unrealized depreciation for the six month period ended April 30, 2019 was the result of the reversal of the unrealized appreciation on the PE Fund of approximately $5.3 million (as a result of the Company’s sale of the Plymouth Rock Energy, LLC), $3.0 million of unrealized depreciation related to the MVC Environmental loan receivable reserve, $2.4 million of unrealized appreciation due to the reversal of the unrealized depreciation on the MVC Environmental letter of credit and the Valuation Committee determination to decrease the fair value of the Company’s investments in: Advantage preferred stock by approximately $918,000, Initials loan by approximately $407,000, Legal Solutions loan by approximately $118,000, MVC Environmental loan and common stock by a total of approximately $3.9 million, RuMe series B-1 preferred stock, guarantee and letter of credit by a net total of approximately $2.1 million, Trientis loan by approximately $37,000, U.S. Spray common stock by approximately $3.1 million, U.S. Gas loan by approximately $440,000 and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $306,000. The value of Equus stock was decreased by approximately $711,000 based on its market value. These changes in unrealized depreciation were partially off-set by the Valuation Committee determination to increase the fair value of the Company’s investments in: Array loan by approximately $62,000, Black Diamond loan and warrant by a net total of approximately $893,000, Custom Alloy second lien loans, series A preferred stock, series B preferred stock and series C preferred stock by a net total of approximately $1.8 million, Dukane loan by approximately $10,000, Foliofn preferred stock by $401,000, Highpoint loan by $516, HTI loan by approximately $145,000, JSC Tekers preferred stock by approximately $34,000, Security Holdings equity and letter of credit by a net total of approximately $3.7 million, Turf loans by approximately $109,000, MVC Automotive equity by approximately $630,000 and the Centile escrow by $49,000. The value of Crius stock was increased by approximately $5.5 million based on its market value.

PORTFOLIO INVESTMENTS

For the Six Month Period Ended April 30, 2020 and the Year Ended October 31, 2019. The cost of the portfolio investments held by the Company at April 30, 2020 and at October 31, 2019 was $345.7 million and $415.7 million, respectively, a decrease of approximately $70.0 million. The aggregate fair value of portfolio investments at April 30, 2020 and at October 31, 2019 was $226.3 million and $340.2 million, respectively, a decrease of approximately $113.9 million. The cost and fair value of cash, restricted cash and cash equivalents held by the Company at April 30, 2020 and October 31, 2019 was $50.6 million and $11.7 million, respectively, representing an increase of approximately $38.9 million.

For the Six Month Period Ended April 30, 2020

During the six month period ended April 30, 2020, the Company made follow-on investments in five portfolio companies that totaled approximately $11.5 million. Specifically, on November 14, 2019 and February 28, 2020, the Company loaned $50,000 and $300,000, respectively, to RuMe Inc. (“RuMe”) on its lines of credit, increasing the balances to approximately $2.2 million and approximately $727,000, respectively. On December 13, 2019 and February 3, 2020, the Company loaned approximately $1.6 million and $1.7 million, respectively, to Jedson, increasing the first lien loan to approximately $9.4 million. On January 10, 2020, the Company loaned approximately $3.8 million to Apex, increasing the first lien loan to approximately $18.8 million at that time. The maturity date of the loan was extended to May 15, 2020. The Company also received a warrant as part of this investment. During the six month period ended April 30, 2020, Custom Alloy borrowed approximately $1.7 million on its revolving credit facility, increasing the balance outstanding to approximately $3.7 million. During the six month period ended April 30, 2020, the Company loaned approximately $2.5 million to Security Holdings B.V., increasing its senior subordinated loan outstanding amount to approximately $8.6 million.

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

On February, 21, 2020, the Company received proceeds of approximately $878,000 from the PE Fund related to the release of escrow funds related to former PE Fund portfolio companies AccuMed Corp., Focus Pointe Global and Plymouth Rock Energy, LLC. The Company also received an approximately $32,000 carried interest payment.

On March 6, 2020, U.S. Tech made an approximately $367,000 principal payment on its loan.

On March 30, 2020, Apex repaid its first lien loan in full including all accrued interest, totaling approximately $18.9 million. The Company received a free warrant as part of the approximately $3.9 million follow-on investment on January 10, 2020 in which approximately $1.9 million of the approximately $3.9 million cost basis of the loan was allocated to the cost of the warrant. On March 30, 2020, the Company also received approximately $1.3 million for the sale of the warrant, which resulted in a realized loss of approximately $558,000 based on the allocated cost of the warrant. The net impact of the warrant increased net assets by approximately $1.3 million.

On April 6, 2020, Turf’s senior subordinated loan and third lien loan were combined into a non-amortizing subordinated loan in the amount of $8,697,056 with a 10% cash interest rate and a maturity of October 7, 2023.

During the six month period ended April 30, 2020, Turf made a principal payment of $70,000 on its third lien loan.

During the six month period ended April 30, 2020, Legal Solutions made $2.4 million in principal payments on its loan.

During the quarter ended January 31, 2020, the Valuation Committee increased the fair value of the Company’s investments in: Black Diamond by approximately $256,000, Foliofn, by approximately $5.7 million, JSC Tekers by $350,000, Trientis by approximately $72,000, Turf by approximately $60,000, MVC Private Equity Fund L.P. by approximately $2.0 million, GTM by approximately $817,000, MVC Automotive equity by approximately $486,000 and Apex by approximately $1.5 million. In addition, increases in the cost basis of the loans to Apex, Black Diamond, Custom Alloy, Dukane, Global Prairie, GTM, Highpoint, HTI, Jedson, Legal Solutions, Morey’s, RuMe, Security Holdings, SMA and Tuf-Tug due to the capitalization of PIK interest totaling approximately $1.8 million. The Valuation Committee also decreased the fair value of the Company's investments in: Advantage by approximately $129,000, Custom Alloy by approximately $387,000, Dukane by approximately $45,000, Initials by approximately $103,000, RuMe by approximately $1.6 million, Security Holdings by approximately $7.1 million, Tuf-Tug by approximately $62,000, U.S. Gas by approximately $1.0 million and U.S. Spray by approximately $260,000.

During the quarter ended April 30, 2020, the Valuation Committee decreased the fair value of the Company’s investments in: Advantage by approximately $835,000, Black Diamond by approximately $628,000, Custom Alloy by approximately $7.2 million, Foliofn by approximately $632,000, Global Prairie by approximately $83,000, GTM by approximately $430,000, Highpoint by approximately $254,000, HTI by approximately $1.2 million, Initials by approximately $519,000, IPCC by approximately $160,000, Jedson by approximately $2.5 million, JSC Tekers by approximately $733,000, Legal Solutions by approximately $386,000, MVC Automotive by approximately $6.9 million, MVC Private Equity Fund L.P. by approximately $2.8 million, Powers by approximately $1.5 million, RuMe by approximately $3.1 million, Security Holdings by approximately $8.6 million, SMA by approximately $28,000, Trientis by approximately $54,000, Tuf-Tug by approximately $161,000, Turf by approximately $1.1 million and U.S. Spray by approximately $570,000. There were also increases in the cost basis of the loans to Black Diamond, Dukane, Global Prairie, GTM, Highpoint, HTI, Jedson, Legal Solutions, RuMe, Security Holdings, SMA and Tuf-Tug due to the capitalization of PIK interest totaling approximately $600,000.

During the six month period ended April 30, 2020, the Valuation Committee decreased the fair value of the Company’s investments in: Advantage by approximately $964,000, Black Diamond by approximately $372,000, Custom Alloy by approximately $7.6 million, Dukane by approximately $45,000, Global Prairie by approximately $83,000, Highpoint by approximately $254,000, HTI by approximately $1.2 million, Initials by approximately $622,000, IPCC by approximately $160,000, Jedson by approximately $2.5 million, JSC Tekers by approximately $383,000, Legal Solutions by approximately $386,000, MVC Automotive by approximately $6.4 million, MVC Private Equity Fund L.P. by approximately $800,000, Powers by approximately $1.5 million, RuMe by approximately $4.7 million, Security Holdings by approximately $15.7 million, SMA by approximately $28,000, Tuf-Tug by approximately $223,000, Turf by approximately $1.0 million, U.S. Gas by approximately $1.0 million and U. S. Spray by approximately $830,000. The Valuation Committee also increased the fair value of the Company's investments in: Apex by approximately $1.5 million, Foliofn by approximately $5.0 million, GTM by approximately $387,000 and Trientis by approximately $18,000. In addition, increases in the cost basis of the loans to Apex, Black Diamond, Custom Alloy, Dukane, Global Prairie, GTM, Highpoint, HTI, Jedson, Legal Solutions, Morey’s, RuMe, Security Holdings, SMA and Tuf-Tug due to the capitalization of PIK interest totaling approximately $2.4 million.

At April 30, 2020, the fair value of all portfolio investments, exclusive of escrow receivables, was $226.3 million with a cost basis of $345.7 million. At April 30, 2020, the fair value and cost basis of Legacy Investments was $11.4 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $214.9 million and $330.7 million, respectively. At October 31, 2019, the fair value of all portfolio investments, exclusive of escrow receivables, was $340.2 million with a cost basis of $415.7 million. At October 31, 2019, the fair value and cost basis of the Legacy Investments were $6.4 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $333.8 million and $400.7 million, respectively.

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

During the fiscal year ended October 31, 2019, the Company made follow-on investments in six portfolio companies that totaled approximately $12.5 million. Specifically, on December 21, 2018, the Company loaned an additional $2.0 million to Custom Alloy in the form of a second lien loan with an interest rate of 11% and a maturity date of December 23, 2019. During the fiscal year ended October 31, 2019, the Company loaned approximately $1.4 million to RuMe and received a new warrant. On June 7, 2019, the Company invested approximately $3.9 million in GTM increasing the second lien loan by $3.5 million and investing approximately $420,000 for additional common shares. During the fiscal year ended October 31, 2019, Custom Alloy borrowed approximately $2.1 million on its revolving credit facility, which has a 15% interest rate and a maturity date of April 30, 2020. On July 15, 2019, the Company loaned an additional $1.0 million to HTI increasing its second lien loan to approximately $11.4 million as of October 31, 2019. On September 10, 2019, the Company invested $1.0 million in additional common equity of MVC Automotive. On September 26, 2019, the Company loaned approximately $552,000 to Security Holdings, increasing its senior subordinated loan to approximately $6.0 million as of October 31, 2019.

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

On April 30, 2019, Custom Alloy redeemed its series A, B and C preferred shares and consolidated its second lien loans in exchange for two second lien loans of approximately $32.5 million and $6.1 million with interest rates of 15% and maturity dates of April 30, 2022. The Company also funded approximately $595,000 as part of the transaction related to the $6.1 million second lien loan. The Company realized a gain of approximately $3.2 million and approximately $2.3 million of PIK interest and dividends associated with the transaction. Also on April 30, 2019, the Company provided Custom Alloy a $3.0 million line of credit with a 15% interest rate and a maturity date of April 30, 2020 with no amount outstanding as of that date.

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

Portfolio Companies

During the six month period ended April 30, 2020, the Company had investments in the following portfolio companies:

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

During the six month period ended April 30, 2020, the Valuation Committee decreased the fair value of the preferred stock by approximately $964,000.

At April 30, 2020, the Company's investment in Advantage consisted of 587,001 shares of preferred stock with a cost basis of approximately $5.9 million and a fair value of approximately $4.9 million.

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

During the six month period ended April 30, 2020, the Valuation Committee increased the fair value of the loan by approximately $1.5 million.

On March 30, 2020, Apex repaid its first lien loan in full, including all accrued interest totaling approximately $18.9 million. The Company received a free warrant as part of the approximately $3.9 million follow-on investment on January 10, 2020 in which approximately $1.9 million of the approximately $3.9 million cost basis of the loan was allocated to the cost of the warrant. On March 30, 2020, the Company also received approximately $1.3 million for the sale of the warrant, which resulted in a realized loss of approximately $558,000 based on the allocated cost of the warrant. The net impact of the warrant increased net assets by approximately $1.3 million.

At April 30, 2020, the Company no longer held an investment in Apex.

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

At April 30, 2020, the Company no longer held an investment in Array.

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

During the six month period ended April 30, 2020, the Valuation Committee decreased the fair value of the loan by approximately $309,000 and the warrant by $63,000.

At April 30, 2020, the Company's investment in Black Diamond consisted of a second lien loan with an outstanding amount of approximately $7.5 million, a cost basis of approximately $7.2 million and a fair value of approximately $7.3 million and a warrant with a cost basis of approximately $401,000 and a fair value of approximately $897,000.

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

During the six month period ended April 30, 2020, Custom Alloy borrowed approximately $1.7 million on its revolving credit facility. The credit facility’s maturity date was also extended to April 30, 2021.

During the six month period ended April 30, 2020, the Valuation Committee decreased the fair values of the $33.1 million second lien loan by approximately $6.1 million, the $6.3 million second lien loan by approximately $1.1 million and the revolver by approximately $332,000.

At April 30, 2020, the Company's investment in Custom Alloy consisted of a second lien loan with a cost basis and outstanding balance of approximately $33.1 million and a fair value of approximately $26.6 million, a second lien loan with a cost basis and outstanding balance of approximately $6.3 million and a fair value of approximately $5.0 million and a revolving credit facility with an outstanding balance and cost basis of approximately $3.7 million and a fair value of approximately $3.4 million.

Dukane IAS, LLC

Dukane, St. Charles, Illinois, is a global provider of plastic welding equipment.

At October 31, 2019, the Company's investment in Dukane consisted of a second lien loan with an outstanding amount, a cost basis and a fair value of approximately $4.5 million. The second lien loan had an interest rate of 13% and a maturity date of November 17, 2020.

During the six month period ended April 30, 2020, the Valuation Committee decreased the fair value of the loan by $45,000.

At April 30, 2020, the Company's investment in Dukane consisted of a second lien loan with an outstanding amount, a cost basis and a fair value of approximately $4.5 million.

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

At April 30, 2020, the Company no longer held an investment in Essner.

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

At April 30, 2020, the Company's investment in Equus consisted of 3,228,024 shares of common stock with a cost of approximately $7.5 million and a market value of approximately $3.6 million.

Foliofn, Inc.

Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.

At October 31, 2019, the Company's investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of approximately $6.4 million.

During the six month period ended April 30, 2020, the Valuation Committee increased the fair value of the preferred stock by $5.0 million.

At April 30, 2020, the Company's investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of approximately $11.4 million.

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

During the six month period ended April 30, 2020, the Valuation Committee decreased the fair value of the loan by $83,000.

At April 30, 2020, the Company's investment in Global Prairie consisted of a second lien loan with an outstanding amount of approximately $3.1 million and a cost basis and fair value of approximately $3.0 million.

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

During the six month period ended April 30, 2020, the Valuation Committee increased the fair value of the common stock by $586,000 and decreased the fair value of the loan by approximately $199,000.

At April 30, 2020, the Company's investment in GTM consisted of a second lien loan with an outstanding amount of approximately $5.1 million, a cost basis of approximately $5.0 million and a fair value of approximately $4.9 million and 2 shares of common stock with a cost basis of approximately $766,000 and a fair value of approximately $1.4 million.

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

During the six month period ended April 30, 2020, the Valuation Committee decreased the fair value of the loan by $254,000.

At April 30, 2020, the Company's investment in Highpoint consisted of a second lien loan with an outstanding amount of approximately $5.3 million, a cost basis of approximately $5.2 million and a fair value of approximately $5.0 million.

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

During the six month period ended April 30, 2020, the Valuation Committee decreased the fair value of the loan by $1.2 million.

At April 30, 2020, the Company's investment in HTI consisted of a second lien loan with an outstanding amount and cost basis of approximately $11.6 million and a fair value of approximately $10.5 million.

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

During the six month period ended April 30, 2020, the Valuation Committee decreased the fair value of the loan by approximately $622,000.

At April 30, 2020, the Company's investment in Initials consisted of a senior subordinated loan with an outstanding amount and cost basis of approximately $5.6 million and a fair value of approximately $650,000. The Company reserved in full against all of the accrued interest starting June 23, 2018.

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

During the six month period ended April 30, 2020, the interest rate on the second lien loan was reduced to 14%.

During the six month period ended April 30, 2020, the Valuation Committee decreased the fair value of the loan by approximately $160,000.

At April 30, 2020, the Company's investment in IPCC consisted of a second lien loan with an outstanding amount of approximately $8.0 million, a cost basis of approximately $7.9 million and a fair value of approximately $7.8 million.

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

On December 13, 2019 and February 3, 2020, the Company loaned approximately $1.6 million and $1.7 million, respectively, to Jedson, increasing the first lien loan to approximately $9.4 million.

During the six month period ended April 30, 2020, the Valuation Committee decreased the fair value of the loan by approximately $2.5 million.

At April 30, 2020, the Company's investment in Jedson consisted of a first lien loan with an outstanding amount of approximately $9.4 million, a cost basis of approximately $9.2 million and a fair value of approximately $6.9 million. The Company reserved in full against all of the accrued PIK interest starting April 1, 2020.

JSC Tekers Holdings

JSC Tekers, Latvia, is a company focused on real estate management.

At October 31, 2019, the Company's investment in JSC Tekers consisted of 9,159,085 shares of preferred stock with a cost basis of $11.8 million and a fair value of $4.9 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $0.

During the six month period ended April 30, 2020, the Valuation Committee decreased the fair value of the preferred stock by $383,000.

At April 30, 2020, the Company's investment in JSC Tekers consisted of 9,159,085 shares of preferred stock with a cost basis of $11.8 million and a fair value of $4.5 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $0.

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

During the six month period ended April 30, 2020, Legal Solutions made $2.4 million in principal payments on its loan and the maturity date was extended to March 31, 2022.

During the six month period ended April 30, 2020, the Valuation Committee decreased the fair value of the loan by $386,000.

At April 30, 2020, the Company's investment in Legal Solutions consisted of a senior subordinated loan with an outstanding balance and cost basis of approximately $9.9 million and a fair value of approximately $9.5 million.

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

At April 30, 2020, the Company no longer held an investment in Morey’s.

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

During the six month period ended April 30, 2020, the maturity date of the bridge loan was extended to December 31, 2021.

During the six month period ended April 30, 2020, the Valuation Committee decreased the fair value of the equity interest by approximately $6.4 million.

At April 30, 2020, the Company's investment in MVC Automotive consisted of an equity interest with a cost of approximately $52.2 million and a fair value of approximately $14.2 million and a bridge loan with an outstanding amount, cost basis and fair value of approximately $7.1 million. The mortgage guarantee for MVC Automotive was equivalent to approximately $303,000 at April 30, 2020. This guarantee was taken into account in the valuation of MVC Automotive.

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

On February, 21, 2020, the Company received proceeds of approximately $878,000 from the PE Fund related to the release of escrow funds related to former PE Fund portfolio companies AccuMed Corp., Focus Pointe Global and Plymouth Rock Energy, LLC. The Company also received an approximately $32,000 carried interest payment.

During the six month period ended April 30, 2020, the Valuation Committee decreased the fair value of the general partnership interest and limited partnership interest in the PE Fund by a total of approximately $800,000.

At April 30, 2020, the limited partnership interest in the PE Fund had a cost of approximately $7.2 million and a fair value of approximately $8.5 million. The Company's general partnership interest in the PE Fund had a cost basis of approximately $183,000 and a fair value of approximately $218,000. As of April 30, 2020, the PE Fund had investments in Gibdock Limited and Advanced Oilfield Services, LLC.

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

During the six month period ended April 30, 2020, the Valuation Committee decreased the fair value of the loan by $1.5 million.

At April 30, 2020, the Company's investment in Powers consisted of a first lien loan with an outstanding amount of approximately $6.5 million, a cost basis of approximately $6.4 million and a fair value of approximately $5.0 million. The Company reserved in full against all of the accrued PIK interest starting April 1, 2020.

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

Specifically, on November 14, 2019 and February 28, 2020, the Company loaned $50,000 and $300,000, respectively, to RuMe on its lines of credit, increasing the balances to approximately $2.2 million and approximately $727,000, respectively.

During the six month period ended April 30, 2020, the maturity dates of the subordinated note and the $727,000 revolver were extended to March 31, 2021.

During the six month period ended April 30, 2020, the Valuation Committee decreased the series C preferred stock by approximately $1.5 million, the warrants by a total of approximately $1.4 million, the letters of credit by approximately $132,000, the subordinated loan by approximately $979,000 and the revolvers by a total of approximately $764,000.

At April 30, 2020, the Company’s investment in RuMe consisted of 5,297,548 shares of common stock with a cost basis of approximately $924,000 and a fair value of $0, 4,999,076 shares of series B-1 preferred stock with a cost basis of approximately $1.0 million and a fair value of $0, 23,896,634 shares of series C preferred stock with a cost basis of approximately $3.4 million and a fair value of approximately $0, a revolver with an outstanding balance and cost basis of approximately $2.2 million and a fair value of approximately $1.7 million, another revolver with an outstanding balance and cost basis of approximately $727,000 and a fair value of approximately $539,000 and a subordinated note with an outstanding balance and cost basis of approximately $3.8 million and a fair value of approximately $2.8 million. The warrants have a cost basis of approximately $595,000 and a fair value of $0 and the letter of credit was fair valued at approximately -$697,000 or a liability of approximately $697,000. The Company reserved in full against all of the accrued PIK interest starting April 1, 2020.

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

During the six month period ended April 30, 2020, the Company loaned approximately $2.5 million, to Security Holdings, increasing its senior subordinated loan outstanding amount to approximately $8.6 million.

During the six month period ended April 30, 2020, the senior subordinated loan’s maturity date was extended to May 31, 2022.

During the six month period ended April 30, 2020, the letter of credit was reduced to 3.8 million Euro.

During the six month period ended April 30, 2020, the Valuation Committee decreased the fair value of the common equity interest by $15.7 million and the letter of credit by approximately $24,000.

At April 30, 2020, the Company's investment in Security Holdings consisted of common equity interest with a cost basis of approximately $51.2 million and a fair value of approximately $17.9 million, a bridge loan with an outstanding balance, cost basis and fair value of approximately $5.2 million, a senior subordinated loan with an outstanding balance, cost basis and fair value of approximately $8.6 million and a letter of credit with a fair value of approximately -$185,000 or a liability of $185,000.

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

During the six month period ended April 30, 2020, the Valuation Committee decreased the fair value of the loan by $28,000.

At April 30, 2020, the Company's investment in SMA consisted of a first lien loan with an outstanding amount of approximately $7.0 million, a cost basis of approximately $6.5 million and a fair value of approximately $6.6 million and warrants with a cost basis and fair value of approximately $505,000.

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

During the six month period ended April 30, 2020, the Valuation Committee increased the fair value of the loan by approximately $18,000.

At April 30, 2020, the Company's investment in Trientis consisted of a first lien loan with an outstanding balance and cost basis of approximately $1.2 million and a fair value of approximately $195,000 and a warrant with a cost basis of approximately $68,000 and a fair value of $0. The Company reserved in full against all of the accrued interest starting September 1, 2018.

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

During the six month period ended April 30, 2020, the Valuation Committee decreased the fair values of the loan by approximately $50,000 and the common stock by approximately $173,000.

At April 30, 2020, the Company's investment in Tuf-Tug consisted of a second lien loan with an outstanding balance, cost basis and fair value of approximately $5.0 million and 24.6 shares of common stock with a cost basis of $750,000 and a fair value of approximately $605,000.

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

On April 6, 2020, the Turf senior subordinated loan and third lien loan were combined into a non-amortizing senior subordinated loan in the amount of $8,697,056 with a 10% cash interest rate and a maturity of October 7, 2023.

During the six month period ended April 30, 2020, Turf made a principal payment of $70,000 on its third lien loan.

During the six month period ended April 30, 2020, the Valuation Committee decreased the fair value of the loans by a total of approximately $1.0 million.

At April 30, 2020, the senior subordinated loan had an outstanding balance and cost basis of approximately $8.7 million and a fair value of approximately $7.5 million.

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

On March 6, 2020, U.S. Tech made an approximately $367,000 principal payment on its loan.

During the six month period ended April 30, 2020, the maturity date of senior term loan was extended to July 17, 2021.

At April 30, 2020, the senior term loan had an outstanding amount, cost basis and fair value of approximately $5.1 million.

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

During the six month period ended April 30, 2020, the Valuation Committee decreased the fair value of the loan by approximately $1.0 million related to the indemnification claim.

At April 30, 2020, the Company's investment in U.S. Gas, an indirect subsidiary of Vistra, consisted of a second lien loan with an outstanding balance and cost basis of approximately $4.8 million and a fair value of approximately $3.2 million. The Company reserved in full against all of the accrued interest related to the $1.6 million portion of the second lien loan due to the indemnification claim.

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

During the six month period ended April 30, 2020, the Valuation Committee decreased the fair value of the common stock by $830,000.

At April 30, 2020, the Company's investment in SCSD consisted of 784 shares of class B common stock with a cost basis of approximately $5.5 million and a fair value of approximately $970,000, a secured loan and senior secured loan each with an outstanding balance, cost basis and fair value of $1.5 million, totaling $3.0 million.

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

At April 30, 2020, the Company had investments in portfolio companies totaling $226.3 million. Also, on that date, the Company had approximately $48.9 million in cash equivalents and restricted cash equivalents and approximately $1.7 million in cash and restricted cash. The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid. Pending investments in portfolio companies pursuant to our principal investment strategy, the Company may make other short-term or temporary investments, including in exchange-traded funds and private investment funds offering periodic liquidity.

During the six month period ended April 30, 2020, the Company made follow-on investments in five portfolio companies that totaled approximately $11.5 million. Specifically, on November 14, 2019 and February 28, 2020, the Company loaned $50,000 and $300,000, respectively, to RuMe Inc. (“RuMe”) on its lines of credit, increasing the balances to approximately $2.2 million and approximately $727,000, respectively. On December 13, 2019 and February 3, 2020, the Company loaned approximately $1.6 million and $1.7 million, respectively, to Jedson, increasing the first lien loan to approximately $9.4 million. On January 10, 2020, the Company loaned approximately $3.8 million to Apex, increasing the first lien loan to approximately $18.8 million at that time. The maturity date of the loan was extended to May 15, 2020. The Company also received a warrant as part of this investment. During the six month period ended April 30, 2020, Custom Alloy borrowed approximately $1.7 million on its revolving credit facility, increasing the balance outstanding to approximately $3.7 million. During the six month period ended April 30, 2020, the Company loaned approximately $2.5 million, to Security Holdings B.V., increasing its senior subordinated loan outstanding amount to approximately $8.6 million.

Current commitments include:

Commitments to Portfolio Companies:

At April 30, 2020 and October 31, 2019, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded as of April 30, 2020
MVC Private Equity Fund LP	$20.1 million	$14.6 million
RuMe	$2.2 million	$2.2 million
RuMe	$700,000	$727,000
Custom Alloy	$3.8 million	$3.7 million
Total	$26.8 million	$21.2 million

Portfolio Company	Amount Committed	Amount Funded as of October 31, 2019
MVC Private Equity Fund LP	$20.1 million	$14.6 million
RuMe	$2.2 million	$2.1 million
RuMe	$400,000	$400,000
Custom Alloy	$3.0 million	$2.1 million
Total	$25.7 million	$19.2 million

Guarantees:

At April 30, 2020 and October 31, 2019, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded as of April 30, 2020
MVC Automotive	$4.0 million	-
Total	$4.0 million	-

Guarantee	Amount Committed	Amount Funded as of October 31, 2019
MVC Automotive	$4.0 million	-
Total	$4.0 million	-

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies. At April 30, 2020, the Valuation Committee estimated the combined fair values of the guarantee obligation noted above to be $0 or a liability of approximately $0.

These guarantees are further described below, together with the Company's other commitments.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  Over time, Erste Bank, the bank extending the mortgage to MVC Automotive, increased the amount of the mortgage. The balance of the guarantee as of April 30, 2020 is approximately 277,000 Euro (equivalent to approximately $303,000).

The Company agreed to cash collateralize a $300,000 third party letter of credit for RuMe, which is now collateralized with Credit Facility IV (defined below) and still a commitment of the Company as of April 30, 2020. Previously, the Company guaranteed $1.0 million of RuMe’s indebtedness to Colorado Business Bank and also provided RuMe an additional $2.0 million letter of credit. On April 25, 2019, the $1.0 million guarantee and the $2.0 million letter of credit were refinanced and replaced with a new $3.0 million letter of credit. The two letters of credit had a fair value of approximately -$697,000 or a liability of $697,000 as of April 30, 2020. The $3.0 million letter of credit is collateralized with Credit Facility IV (defined below).

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP. The PE Fund closed on approximately $104 million of capital commitments. During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations. The investment period related to the PE Fund has ended. Additional capital may be called for follow-on investments in existing portfolio companies of the PE Fund or to pay operating expenses of the PE Fund until the partnership is terminated. On December 27, 2018, the Company received proceeds of approximately $7.5 million from the PE Fund related to the sale of Plymouth Rock Energy, LLC, a portfolio company of the PE Fund. The Company’s pro-rata share of the PE Fund’s cost basis in the Plymouth Rock Energy, LLC investment totaled approximately $2.5 million, resulting in a realized gain of approximately $5.0 million. On October 25, 2019, the PE Fund sold Focus Pointe, a portfolio company of the PE Fund. The Company received proceeds of approximately $2.7 million related to the sale. The Company’s pro-rata share of the PE Fund’s cost basis in the Focus Pointe investment totaled approximately $1.9 million, resulting in a realized gain of approximately $800,000. As of April 30, 2020, $14.6 million of the Company’s commitment was funded.

As of October 31, 2019, RuMe had a $2.2 million line of credit provided by the Company with a 10% interest rate and a maturity date of March 31, 2021. The outstanding balance as of October 31, 2019 and April 30, 2020 was approximately $2.1 million and $2.2 million, respectively, including capitalized PIK interest. Also, during the fiscal year ended October 31, 2019, the Company provided RuMe a $400,000 revolver with a 10% interest rate and a maturity date of February 28, 2020. The outstanding balance of the revolver as of October 31, 2019 was approximately $404,000, including capitalized PIK interest. During the six month period ended April 30, 2020, the revolver was increased to $700,000 and the maturity date was extended to March 31, 2021. The outstanding balance of the revolver as of April 30, 2020 was approximately $727,000, including capitalized PIK interest.

As of October 31, 2019, Security Holdings had a 4.8 million Euro letter of credit. During the six month period ended April 30, 2020, the letter of credit was reduced to 3.8 million Euro. The letter of credit had a fair value of approximately -$185,000 or a liability of $185,000 as of April 30, 2020. The letter of credit is collateralized with Credit Facility IV (defined below).

As of October 31, 2019, Custom Alloy had a $3.0 million line of credit provided by the Company with a 15% interest rate and a maturity date of April 30, 2021. The balance outstanding as of October 31, 2019 was approximately $2.1 million. During the six month period ended April 30, 2020, the Company increased the commitment to approximately $3.8 million and funded approximately $1.7 million, resulting in a balance outstanding as of April 30, 2020 of approximately $3.7 million. The maturity date was also extended to April 30, 2021.

As of April 30, 2020, the total fair value associated with potential obligations related to guarantees and letters of credit was approximately -$882,000 or a liability of $882,000.

Commitments of the Company

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with BB&T. On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility. On December 1, 2015, Credit Facility II was renewed and expired on May 31, 2016, at which time all outstanding amounts under it were due and repaid. On June 30, 2016, Credit Facility II was renewed and reduced to a $50 million revolving credit facility, which expired on February 28, 2017, as of which time all outstanding amounts under it were due and repaid. On February 28, 2017, Credit Facility II was renewed and increased to a $100 million revolving credit facility and expired on August 31, 2017. On August 31, 2017, Credit Facility II was renewed and decreased to a $25 million revolving credit facility, which was to expire on August 31, 2018.  There was no change to the interest rate or unused fee on the revolving credit facility. The Company incurred closing costs associated with this transaction of $62,500. On August 10, 2018, Credit Facility II was renewed to August 30, 2019 and on August 30, 2019, Credit Facility II was extended to August 31, 2020. The Company incurred closing costs associated with each of these transactions of $50,000 with no change in terms other than the expiration date. At October 31, 2019 and April 30, 2020, there was no amount outstanding on Credit Facility II. Credit Facility II is used to provide the Company with better overall financial flexibility in managing its investment portfolio. Borrowings under Credit Facility II bear interest at LIBOR plus 125 basis points. In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter. The Company paid closing fees, legal and other costs associated with these transactions. These costs are amortized over the life of the facility. Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities. Please see “Subsequent Events” section for more information.

On November 15, 2017, the Company completed a public offering of $100,000,000 aggregate principal amount of its 6.25% senior notes due November 30, 2022 (“Senior Notes II”). In addition, on November 20, 2017, the underwriters exercised an over-allotment option to purchase an additional $15 million in aggregate principal amount of Senior Notes II (together with the offering on November 15, the “Offering”). The Senior Notes II have an interest rate of 6.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year. After deducting underwriting fees and discounts and expenses, the Offering resulted in net proceeds to the Company of approximately $111.4 million. The Offering expenses incurred are amortized over the term of the Senior Notes II. Proceeds from the offering were used to repay the Senior Notes in full, including all accrued interest. On February 25, 2020, the Company notified U.S. Bank National Association, the trustee for the Senior Notes II, of the Company’s election to redeem $20.0 million aggregate principal amount of the Senior Notes II outstanding at a price equal to 100% of the principal amount of the Senior Notes II, plus accrued and unpaid interest on the Senior Notes II to, but excluding, the date of redemption.  The Company funded the redemption with cash on hand. As of April 30, 2020, the Senior Notes II had a total outstanding amount of $95.0 million, net of deferred financing fees the balance was approximately $93.4 million, with a market value of approximately $81.9 million.

On January 29, 2019, the Company entered into a three year, $35 million revolving credit facility ("Credit Facility IV") with People’s United Bank, National Association as lender and lead agent. Credit Facility IV can, under certain conditions, be increased up to $85 million. Credit Facility IV will expire on January 29, 2022, at which time all outstanding amounts under Credit Facility IV will be due and payable. Borrowings under the Credit Facility bear interest at a rate of LIBOR plus 2.85%, or the prime rate plus 0.5% at the Company’s discretion. In addition, the Company was subject to (i) a closing fee of 1% of the commitment amount paid at closing, (ii) a one-time structuring fee in the amount of $100,000 paid at closing, (iii) an unused line fee, which is payable monthly, of 0.75% if the Company draws less than $25 million on Credit Facility IV or 0.60% if the Company draws more than $25 million on Credit Facility IV, and (iv) an annual administrative agent fee in the amount of $100,000 in 2019 and $200,000 in each year thereafter. The compensating balance for the revolving credit facility is $5.0 million, which is reflected as restricted cash equivalents on the Company’s Consolidated Balance Sheets.  On June 19, 2019, in order to increase the size of the Credit Facility IV, the credit facility was amended to add Bank Leumi USA as an additional lender. The amendment increased the size of Credit Facility IV by $15.0 million to $50.0 million. All other material terms of the Credit Facility remain unchanged. In addition, the Company was subject to a closing fee of 1% of the additional commitment amount of $15.0 million to be paid at closing. As of April 30, 2020, there was no amount outstanding on Credit Facility IV and the Company was in compliance with the maximum balance sheet leverage covenant related to Credit Facility IV.

The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company's maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

Subsequent Events

On May 14, 2020, Folio announced it entered into an agreement to become a part of The Goldman Sachs Group, Inc. (“Goldman Sachs”).  The acquisition, while subject to regulatory approval, is expected to close in the third calendar quarter of 2020.  If the transaction closes, the Company expects to receive approximately $15 million in proceeds.

On May 27, 2020, the Company and Wynnefield Capital announced an agreement under which six of the Company’s current directors and three independent director candidates proposed by Wynnefield Capital will be nominated by the Company’s Board of Directors for election at the 2020 annual meeting of stockholders, currently scheduled for July 15, 2020. The Board of Directors will remain at its current size of nine directors. A committee comprised of Chairman Tokarz and two independent Board members will continue to explore strategic alternatives and other value enhancing opportunities and there will be no changes to the Company’s current management agreement with The Tokarz Group Advisers LLC prior to the annual meeting. Under the agreement, the Company has agreed to pay the fees and expenses of Wynnefield Capital in the amount of approximately $290,000.

As previously disclosed, the Company is party to Credit Facility II, dated as of July 31, 2013, with BB&T. On June 5, 2020, the Company and BB&T entered into a certain Waiver and Thirteenth Amendment to Secured Revolving Credit Agreement (the “Credit Facility Amendment”), pursuant to which (i) BB&T waived compliance with the net worth covenant for the period ended April 30, 2020 (as the Company's net asset value fell to approximately $186.0 million as of April 30, 2020) and (ii) Section 5.05 of Credit Facility II is amended to read as follows:

SECTION 5.05. Net Worth. Consolidated Net Worth shall at no time be less than $150,000,000.

Other than Section 5.05, terms of the Credit Facility II remain unchanged and borrowings under the Credit Facility continue to be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.

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

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes and debt instruments which represent approximately 79.5% of the Company’s total assets at April 30, 2020. As discussed in Note 8 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. The Company may make short-term investments in 90-day Treasury Bills or longer-term treasury notes, which are federally guaranteed securities, or other investments, including exchange-traded funds, private investment funds and designated money market accounts, pending investments in portfolio companies made pursuant to our principal investment strategy.

In addition, the following risk factors relate to market risks impacting the Company.

We are currently operating in a period of capital markets disruptions and economic uncertainty. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business, financial condition and operations.

From time to time, capital markets may experience periods of disruption and instability. The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of coronavirus (“COVID-19”) that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the COVID-19 globally could lead to a world-wide economic downturn. Even after the COVID-19 pandemic subsides, the U.S. economy, as well as most other major economies, may continue to experience a recession, and we anticipate our businesses would be materially and adversely affected by a prolonged recession in the U.S. and other major markets. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. The COVID-19 outbreak is having, and any future outbreaks could have, an adverse impact on the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things.  With respect to the U.S. credit markets (in particular for middle market loans), the COVID-19 outbreak has resulted in, and until fully resolved is likely to continue to result in, the following, among other things: (i) increased draws by borrowers on revolving lines of credit and other financing instruments; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iii) greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility; and (iv) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle-market businesses. These and future market disruptions and/or illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments. We may have to access, if available, alternative markets for debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

For example, between 2008 and 2009, the U.S. and global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions.  Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular.

Equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than NAV without first obtaining approval for such issuance from our shareholders and our independent directors. Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. The current market and future market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business.  The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in a rising interest rate environment.  If any of these conditions appear, they may have an adverse effect on our business, financial condition, and results of operations.  These events could limit our investment originations, limit our ability to increase returns to equity holders through the effective use of leverage, and negatively impact our operating results.

In addition, significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell our investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations.

Governmental authorities worldwide have taken increased measures to stabilize the markets and support economic growth. The success of these measures is unknown and they may not be sufficient to address the market dislocations or avert severe and prolonged reductions in economic activity.

We also face an increased risk of investor, creditor or portfolio company disputes, litigation and governmental and regulatory scrutiny as a result of the effects of COVID-19 on economic and market conditions.

Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. The recent outbreak of COVID-19 in many countries, including the United States, continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. COVID-19 spread quickly and has been identified as a global pandemic by the World Health Organization. In response, governmental authorities have imposed restrictions on travel and the temporary closure of many corporate offices, retail stores, restaurants, fitness clubs and manufacturing facilities and factories in affected jurisdictions, including, beginning in March 2020, in the United States. COVID-19 and the resulting economic dislocations have had adverse consequences for the business operations and financial performance of some of our portfolio companies, which may, in turn impact the valuation of our investments and have adversely affected, and threaten to continue to adversely affect, our operations. Local, state and federal and numerous non-U.S. governmental authorities have imposed travel restrictions, business closures and other quarantine measures on service providers and other individuals that remain in effect on the date of this Quarterly Report on Form 10-Q. COVID-19 has caused the effective cessation of all business activity deemed non-essential by such governmental authorities. We cannot predict the full impact of COVID-19, including the duration of the closures and restrictions described above. As a result, we are unable to predict the duration of these business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. With respect to loans to portfolio companies, the Company will be impacted if, among other things, (i) amendments and waivers are granted (or are required to be granted) to borrowers permitting deferral of loan payments or allowing for PIK interest payments, (ii) borrowers default on their loans, are unable to refinance their loans at maturity, or go out of business, or (iii) the value of loans held by the Company decreases as a result of such events and the uncertainty they cause.  Portfolio companies may also be more likely to seek to draw on unfunded commitments we have made, and the risk of being unable to fund such commitments is heightened during such periods. Depending on the duration and extent of the disruption to the business operations of our portfolio companies, we expect some portfolio companies, particularly those in vulnerable industries, such as travel, to experience financial distress and possibly to default on their financial obligations to us and/or their other capital providers. In addition, if such portfolio companies are subjected to prolonged and severe financial distress, we expect some of them to substantially curtail their operations, defer capital expenditures and lay off workers. These developments would be likely to permanently impair their businesses and result in a reduction in the value of our investments in them.

The Company will also be negatively affected if the operations and effectiveness of our portfolio companies (or any of the key personnel or service providers of the foregoing) are compromised or if necessary or beneficial systems and processes are disrupted as a result of stay-at-home orders or other related interruptions to business operations.

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

At April 30, 2020, approximately 78.3% of our total assets represented portfolio investments recorded at fair value.

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

On October 31, 2019, the Company had a net capital loss carryforward of approximately $9.3 million and had unrealized losses of approximately $75.4 million. The Company had approximately $119.3 million in unrealized losses as of April 30, 2020. If we experience an aggregate 50% shift in the ownership of our common stock from shareholder transactions over a three year period (e.g., if a shareholder acquires 5% or more of our outstanding shares of common stock, or if a shareholder who owns 5% or more of our outstanding shares of common stock significantly increases or decreases its investment in the Company), our ability to utilize our capital loss carryforwards to offset future capital gains may be severely limited.  Further, in the event that we are deemed to have failed to meet the requirements to qualify as a RIC, our ability to use our capital loss carryforwards could be adversely affected.   Please see Note 12 of our consolidated financial statements “Tax Matters” for more information.

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

We are subject to market discount risk.

As with any stock, the price of our shares will fluctuate with market conditions and other factors. If shares are sold, the price received may be more or less than the original investment. Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our NAV, but will depend upon the market price of the shares at the time of sale. Since the market price of our shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the shares will trade at, below or above our NAV. Although our shares, from time to time, had traded at a premium to our NAV, in more recent years, our shares have traded at a discount to NAV, which discount may fluctuate over time. Our common stock has historically traded at prices below our net asset value per share and was trading as of April 30, 2020 at an approximately 36.4% discount to NAV. Therefore, shareholders selling their shares will likely have to sell at a significant discount to NAV per share.

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

As of April 30, 2020, we have approximately $95.0 million in aggregate principal amount of Senior Notes II (as defined above), due on November 30, 2022. We also have access to leverage through credit facilities.

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

As of April 30, 2020, 4.0% of the Company’s assets consisted of Legacy Investments.  These investments were made pursuant to the Company’s prior investment objective of seeking long-term capital appreciation from venture capital investments in information technology companies. Generally, a cash return may not be received on these investments until a “liquidity event,” i.e., a sale, public offering or merger, occurs. Until then, these Legacy Investments remain in the Company’s portfolio. The Company is managing them to seek to realize maximum returns.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of portfolio companies and/or in a limited number of industries.  For example, as of April 30, 2020, the fair value of our largest investment, Custom Alloy, comprised 18.9% of our net assets.  Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may continue to be significantly represented among our investments.  To the extent that we have large positions in the securities of a small number of portfolio companies, we are subject to an increased risk of significant loss should the performance or financial condition of these portfolio companies or their respective industries deteriorate.  We may also be more susceptible to any single economic or regulatory occurrence as a result of holding large positions in a small number of portfolio companies.  See the risk factor below regarding the industry in which Crius operates.

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

There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

A description of the risk factors associated with our business is set forth in the “Quantitative and Qualitative Disclosures about Market Risk” section, above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities for the quarter ended April 30, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

As previously disclosed, the MVC Capital, Inc. (the “Company”) is party to a one year, $25 million revolving credit facility (“Credit Facility II”), dated as of July 31, 2013, with Branch Banking and Trust Company (“BB&T”).

On June 5, 2020, the Company and BB&T entered into a certain Waiver and Thirteenth Amendment to Secured Revolving Credit Agreement (the “Credit Facility Amendment”), pursuant to which (i) BB&T waived compliance with the net worth covenant for the period ended April 30, 2020 (as the Company's net asset value fell to approximately $186.0 million as of April 30, 2020)  and (ii) Section 5.05 of Credit Facility II is amended to read as follows:

SECTION 5.05. Net Worth. Consolidated Net Worth shall at no time be less than $150,000,000.

Other than Section 5.05, terms of the Credit Facility II remain unchanged and borrowings under the Credit Facility continue to be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.

As permitted by General Instruction D to the Form 10-Q, this disclosure incorporates by reference the information contained in previously filed reports relating to Credit Facility II on Form 8-K filed on August 5, 2013, February 5, 2014, August 4, 2014, August 5, 2015, October 5, 2015, December 7, 2015, July 6, 2016, March 1, 2017, September 1, 2017, August 14, 2018 and August 30, 2019 (File No. 814-00201).

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

EXHIBIT INDEX

Exhibit Number	Description

10.1	Waiver and Thirteenth Amendment to Secured Revolving Credit Agreement Between MVC Capital, Inc. and Branch Banking and Trust Company

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

MVC Capital, Inc.

Date: June 9, 2020	/s/ Michael Tokarz
----------------------------------------------------
Michael Tokarz
In the capacity of the officer who performs the functions of Principal Executive Officer.

MVC Capital, Inc.

Date: June 9, 2020	/s/ Scott Schuenke
----------------------------------------------------
Scott Schuenke
In the capacity of the officer who performs the functions of Principal Financial Officer.