Form 10-Q
period 2020-07-31
MVC CAPITAL, INC.
filed 2020-09-09
CIK 1099941

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 17,725,118 shares of the registrant’s common stock, $.01 par value, outstanding as of September 9, 2020.

MVC Capital, Inc.

(A Delaware Corporation)

Part I. Consolidated Financial Information

Item 1. Consolidated Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.

Consolidated Balance Sheets

	July 31,	October 31,
	2020	2019
	(Unaudited)
ASSETS

Assets
Cash	$172,717	$1,321,648
Restricted cash (cost $1,500,279 and $0)	1,500,279	-
Restricted cash equivalents (cost $3,545,234 and $5,009,091)	3,545,234	5,009,091
Cash equivalents (cost $46,655,085 and $5,368,190)	46,655,085	5,368,190
Investments at fair value
Non-control/Non-affiliated investments (cost $175,567,727 and $246,228,806)	146,947,497	229,322,498
Affiliate investments (cost $82,754,183 and $81,465,911)	42,903,991	61,851,896
Control investments (cost $79,378,267 and $87,972,462)	30,999,319	49,070,701
Total investments at fair value (cost $337,700,177 and $415,667,180)	220,850,807	340,245,095
Escrow receivables, net of reserves	-	1,135,000
Dividends and interest receivables, net of reserves	6,148,063	4,273,018
Deferred financing fees	391,832	614,586
Fee and other receivables	1,912,146	4,013,714
Prepaid expenses	393,452	182,298
Prepaid taxes	37	-

Total assets	$281,569,652	$362,162,640

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Senior notes II, net of deferred financing fees	$93,574,104	$112,703,490
Revolving credit facility IV	-	15,100,000
Incentive compensation payable	1,527,849	1,527,849
Professional fees payable	496,806	241,518
Management fee payable	679,829	1,038,431
Accrued expenses and liabilities	228,534	770,205
Interest payable	263,890	670,163
Management fee payable - Asset Management	17,219	395,435
Consulting fees payable	393,998	360,452
Portfolio fees payable - Asset Management	896,293	668,849
Guarantees/Letters of Credit	3,025,326	726,649
Taxes payable	-	915
Provision for incentive compensation (Note 11)	-	-

Total liabilities	101,103,848	134,203,956

Commitments and Contingencies (Note 9)

Shareholders' equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 28,304,448 shares issued and 17,725,118 and 17,725,118 shares outstanding as of July 31, 2020 and October 31, 2019, respectively	283,044	283,044
Additional paid-in-capital	406,258,172	406,258,172
Accumulated overdistributed earnings	(119,562,543)	(72,069,663)
Treasury stock, at cost, 10,579,330 and 10,579,330 shares held, respectively	(106,512,869)	(106,512,869)

Total shareholders' equity	180,465,804	227,958,684

Total liabilities and shareholders' equity	$281,569,652	$362,162,640

Net asset value per share	$10.18	$12.86

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Nine Month Period	For the Nine Month Period
	November 1, 2019 to	November 1, 2018 to
	July 31, 2020	July 31, 2019
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$-	$395,543
Affiliate investments (net of foreign taxes withheld of $0 and $154,269, respectively)	-	698,107
Control investments	-	542,693

Total dividend income	-	1,636,343

Payment-in-kind dividend income
Non-control/Non-affiliated investments	-	1,196,260

Total payment-in-kind dividend income	-	1,196,260

Interest income
Non-control/Non-affiliated investments	13,917,627	14,347,352
Affiliate investments	-	-
Control investments	369,021	325,284

Total interest income	14,286,648	14,672,636

Payment-in-kind/Deferred interest income
Non-control/Non-affiliated investments	5,573,486	3,307,666
Affiliate investments	394,836	581,846
Control investments	262,029	379,338

Total payment-in-kind/Deferred interest income	6,230,351	4,268,850

Fee income
Non-control/Non-affiliated investments	59,298	89,299

Total fee income	59,298	89,299

Fee income - Asset Management [1]
Portfolio fees	412,915	347,914
Management fees	224,074	292,243

Total fee income - Asset Management	636,989	640,157

Other income	4,580	-

Total operating income	21,217,866	22,503,545

Operating Expenses:
Interest and other borrowing costs [2]	6,193,860	7,277,321
Management fee	3,561,308	4,746,192
Legal fees	1,103,800	401,400
Consulting fees	783,515	821,389
Audit & tax preparation fees	714,000	979,980
Other expenses	411,964	448,596
Loss on extinguishment of debt[6]	345,419	-
Portfolio company expense	327,004	-
Expenses associated with Settlement Agreement	325,000	-
Portfolio fees - Asset Management [1]	309,686	260,936
Directors' fees	276,914	282,448
Insurance	231,068	206,334
Management fee - Asset Management [1]	168,055	219,182
Administration	123,525	123,411
Public relations fees	113,198	105,094
Printing and postage	29,500	53,100
Net Incentive compensation (Note 11)	-	-

Total operating expenses	15,017,816	15,925,383

Less: Voluntary expense waiver by Adviser [3]	(112,500)	(112,500)
Less: Voluntary management fee waiver by Adviser [4]	(1,335,491)	(1,779,822)

Total waivers	(1,447,991)	(1,892,322)

Net operating income before taxes	7,648,041	8,470,484

Tax Expenses:
Current tax expense	1,452	1,447

Total tax expense	1,452	1,447

Net operating income	7,646,589	8,469,037

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized gain (loss) on investments
U.S. Treasury obligations	(85,886)	104,858
Non-control/Non-affiliated investments	(530,611)	3,226,317
Affiliate investments	(3,790,411)	(3,727,289)
Control investments	2,033,217	4,965,552
Foreign currency	-	13,895

Total net realized gain (loss) on investments	(2,373,691)	4,583,333

Net unrealized appreciation (depreciation) on investments
Non-control/Non-affiliated investments	(11,713,926)	(1,105,525)
Affiliate investments	(12,676,421)	10,356,198
Control investments	(19,335,619)	(9,043,895)

Total unrealized appreciation (depreciation) on investments	(43,725,966)	206,778

Net realized and unrealized gain (loss) on investments	(46,099,657)	4,790,111

Net increase (decrease) in net assets resulting from operations	$(38,453,068)	$13,259,148

Net increase (decrease) in net assets per share resulting from operations	$(2.17)	$0.75

Dividends declared per share [5]	$0.510	$0.450

Weighted average number of shares outstanding	17,725,118	17,810,123

1 These items are related to the management of the MVC Private Equity Fund, L.P. ("PE Fund").  Please see Note 10 "Management" for more information.

2 Interest and other borrowing costs includes $0 and $262,705 of interest associated with installment sale treatment on the USG&E note. Please see Note 12 "Tax Matters" for more information.

3 Reflects the nine month period portion of the TTG Advisers' voluntary waiver of $150,000 of expenses for the 2020 and 2019 fiscal years, that the Company would otherwise be obligated to reimburse TTG Advisers under the Advisory Agreement (the "Voluntary Waiver"). Please see Note 10 "Management" for more information.

4 Reflects the nine month period portion of the TTG Advisers' voluntary waiver of the management fee for the 2020 and 2019 Please see Note 10 "Management" for more information.

5 Please see Note 13 "Dividends and Distributions to Shareholders, Share Repurchase Program and Tender Offer" for more information.

6 Reflects $345,419 in unamortized deferred financing fees related to the Senior Notes II which were expensed at the time $20.0 million of the Senior Notes were redeemed.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Quarter	For the Quarter
	May 1, 2020 to	May 1, 2019 to
	July 31, 2020	July 31, 2019
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$-	$-
Affiliate investments (net of foreign taxes withheld of $0 and $76,866, respectively)	-	-

Total dividend income	-	-

Payment-in-kind dividend income
Non-control/Non-affiliated investments	-	-

Total payment-in-kind dividend income	-	-

Interest income
Non-control/Non-affiliated investments	2,078,707	5,924,050
Affiliate investments	-	-
Control investments	108,191	109,618

Total interest income	2,186,898	6,033,668

Payment-in-kind/Deferred interest income
Non-control/Non-affiliated investments	3,261,417	899,710
Affiliate investments	134,679	140,621
Control investments	-	132,648

Total payment-in-kind/Deferred interest income	3,396,096	1,172,979

Fee income
Non-control/Non-affiliated investments	33,100	38,101

Total fee income	33,100	38,101

Fee income - Asset Management [1]
Portfolio fees	93,420	119,248
Management fees	69,840	104,944

Total fee income - Asset Management	163,260	224,192

Other income	-	-

Total operating income	5,779,354	7,468,940

Operating Expenses:
Interest and other borrowing costs [2]	1,862,800	2,510,677
Management fee	1,087,726	1,642,930
Legal fees	780,000	123,000
Portfolio company expense	327,004	-
Expenses associated with Settlement Agreement	325,000	-
Consulting fees	300,505	334,519
Other expenses	201,750	140,763
Audit & tax preparation fees	115,500	151,300
Directors' fees	86,414	94,000
Insurance	80,778	69,516
Portfolio fees - Asset Management [1]	70,065	89,436
Management fee - Asset Management [1]	52,379	78,708
Administration	41,476	41,589
Public relations fees	30,661	26,000
Printing and postage	7,100	16,800

Total operating expenses	5,369,158	5,319,238

Less: Voluntary expense waiver by Adviser [3]	(37,500)	(37,500)
Less: Voluntary management fee waiver by Adviser [4]	(407,898)	(616,099)

Total waivers	(445,398)	(653,599)

Net operating income before taxes	855,594	2,803,301

Tax Expenses:
Current tax expense	482	485

Total tax expense	482	485

Net operating income	855,112	2,802,816

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized gain (loss) on investments
U.S. Treasury obligations	-	84,375
Non-control/Non-affiliated investments	-	2,910
Affiliate investments	(3,747,247)	(3,795,709)
Control investments	-	(218,992)
Foreign currency	-	11,733

Total net realized loss on investments	(3,747,247)	(3,915,683)

Net unrealized appreciation (depreciation) on investments
Non-control/Non-affiliated investments	1,061,645	(461,583)
Affiliate investments	5,596,414	3,491,912
Control investments	(6,303,042)	(1,569,546)

Total unrealized appreciation (depreciation) on investments	355,017	1,460,783

Net realized and unrealized gain (loss) on investments	(3,392,230)	(2,454,900)

Net increase (decrease) in net assets resulting from operations	$(2,537,118)	$347,916

Net increase (decrease) in net assets per share resulting from operations	$(0.14)	$0.02

Dividends declared per share [5]	$0.170	$0.150

Weighted average number of shares outstanding	17,725,118	17,725,118

1 These items are related to the management of the MVC Private Equity Fund, L.P. ("PE Fund").  Please see Note 10 "Management" for more information.

2 Interest and other borrowing costs includes $0 and $86,285 of interest associated with installment sale treatment on the USG&E note. Please see Note 12 "Tax Matters" for more information.

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

MVC Capital, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Month Period	For the Nine Month Period
	November 1, 2019 to	November 1, 2018 to
	July 31, 2020	July 31, 2019
Cash flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(38,453,068)	$13,259,148
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized gain	2,373,691	(4,583,333)
Net change in unrealized depreciation (appreciation)	43,725,966	(206,778)
Amortization of discounts and fees	(2,507,789)	(232,955)
Increase in accrued payment-in-kind dividends and interest	(3,629,098)	(5,143,943)
Amortization of deferred financing fees	785,457	968,257
Loss on extinguishment of debt	345,419	-
Changes in operating assets and liabilities:
Dividends, interest and fees receivable	(1,875,045)	(629,649)
Fee and other receivables	2,101,568	16,738
Escrow receivables, net of reserves	1,135,000	(116,000)
Prepaid expenses	(211,154)	49,900
Prepaid taxes	(37)	-
Other liabilities	(1,169,399)	322,658
Purchases of equity investments	(1,870,978)	(4,268,340)
Purchases of debt instruments	(9,745,192)	(36,751,624)
Purchases of short-term investments	(24,999,410)	(49,991,103)
Proceeds from equity investments (1)	10,709,962	30,803,643
Proceeds from debt instruments	82,685,527	3,395,440
Sales/maturities of short-term investments	24,912,778	50,094,859

Net cash provided by (used in) operating activities	84,314,198	(3,013,082)

Cash flows from Financing Activities:
Repayments from senior notes	(20,000,000)	-
Borrowings from revolving credit facility II	25,000,000	50,000,000
Repayments from revolving credit facility II	(25,000,000)	(50,000,000)
Borrowings from revolving credit facility IV	-	26,100,000
Repayments from revolving credit facility IV	(15,100,000)	(4,000,000)
Repurchase of common stock	-	(4,069,924)
Financing fees paid	-	(1,053,921)
Distributions paid to shareholders	(8,847,556)	(7,728,062)
Repurchases of common stock under dividend reinvestment plan	(192,256)	(269,711)

Net cash provided by financing activities	(44,139,812)	8,978,382

Net change in cash, cash equivalents, and restricted cash for the period	40,174,386	5,965,300

Cash, cash equivalents, and restricted cash, beginning of period	$11,698,929	$15,887,700

Cash, cash equivalents, and restricted cash, end of period	$51,873,315	$21,853,000

(1) For the nine month period ended July 31, 2019, proceeds from equity investments includes $1,018,000 from escrow receivables, net of reserves.

During the nine month periods ended July 31, 2020 and 2019 MVC Capital, Inc. paid $5,412,656 and $6,018,487 in interest expense, respectively.

During the nine month periods ended July 31, 2020 and 2019 MVC Capital, Inc. paid $2,404 and $1,616 in income taxes, respectively.

Non-cash activity:

During the nine month periods ended July 31, 2020 and 2019, MVC Capital, Inc. recorded payment in-kind dividend and interest of $3,629,098 and $5,143,943, respectively. This amount was added to the principal balance of the investments and recorded as dividend/interest income.

During the nine month periods ended July 31, 2020 and 2019, the Plan Agent purchased 23,812 and 29,543 shares of common stock in the open market in order to satisfy the reinvestment portion of our dividends.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Changes in Net Assets

			Accumulated
For the Nine Month Period November 1, 2018 to July 31, 2019 (Unaudited)	Common Stock	Additional Paid-In-Capital	Overdistributed Earnings	Treasury Stock	Total Net Asset Value
Balances at October 31, 2018	$283,044	$408,583,787	$(79,700,440)	$(102,442,945)	$226,723,446

Net operating income	-	-	8,469,037	-	8,469,037
Accumulated net realized gain	-	-	4,583,333	-	4,583,333
Net unrealized appreciation	-	-	206,778	-	206,778
Dividends paid to stockholders	-	-	(7,997,773)	-	(7,997,773)
Issuance of common stock under dividend reinvestment plan	269,711	-	-	-	269,711
Repurchase of common stock under dividend reinvestment plan	(269,711)	-	-	-	(269,711)
Repurchase of common stock	-	-	-	(4,069,924)	(4,069,924)

Balances at July 31, 2019	$283,044	$408,583,787	$(74,439,065)	$(106,512,869)	$227,914,897

For the Nine Month Period November 1, 2019 to July 31, 2020 (Unaudited)
Balances at October 31, 2019	$283,044	$406,258,172	$(72,069,663)	$(106,512,869)	$227,958,684

Net operating income	-	-	7,646,589	-	7,646,589
Accumulated net realized loss	-	-	(2,373,691)	-	(2,373,691)
Net unrealized depreciation	-	-	(43,725,966)	-	(43,725,966)
Dividends paid to stockholders	-	-	(9,039,812)	-	(9,039,812)
Issuance of common stock under dividend reinvestment plan	192,256	-	-	-	192,256
Repurchase of common stock under dividend reinvestment plan	(192,256)	-	-	-	(192,256)

Balances at July 31, 2020	$283,044	$406,258,172	$(119,562,543)	$(106,512,869)	$180,465,804

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Selected Per Share Data and Ratios

	For the Nine Month Period		For the Nine Month Period		For the
	November 1, 2019 to		November 1, 2018 to		Year Ended
	July 31, 2020		July 31, 2019		October 31, 2019
	(Unaudited)		(Unaudited)
Net asset value, beginning of period/year	$12.86		$12.46		$12.46

Income from operations:
Net operating income	0.43		0.48		0.65
Net realized and unrealized gain (loss) on investments	(2.60)		0.27		0.27

Total gain (loss) from investment operations	(2.17)		0.75		0.92

Less distributions from:
Income	(0.51)		(0.45)		(0.62)

Total distributions	(0.51)		(0.45)		(0.62)

Capital share transactions
Anti-dilutive effect of share repurchase program	-		0.10		0.10

Total capital share transactions	-		0.10		0.10

Net asset value, end of period/year	$10.18		$12.86		$12.86

Market value, end of period/year	$6.46		$9.57		$8.77

Market discount	(36.54)%		(25.58)%		(31.80)%

Total Return - At NAV (a)	(17.79)%		6.91%		8.33%

Total Return - At Market (a)	(21.10)%		10.94%		3.64%

Ratios and Supplemental Data:

Portfolio turnover ratio	5.55%		10.04%		11.48%

Net assets, end of period/year (in thousands)	$180,466		$227,915		$227,959

Ratios to average net assets:
Expenses including tax expense	8.80%	(c)	8.32%	(c)	8.39%
Expenses excluding tax expense	8.80%	(c)	8.32%	(c)	8.39%

Net operating income before tax expense	4.96%	(c)	5.02%	(c)	5.13%
Net operating income after tax expense	4.96%	(c)	5.02%	(c)	5.13%

Ratios to average net assets excluding waivers:
Expenses including tax expense	9.74%	(c)	9.44%	(c)	9.52%
Expenses excluding tax expense	9.74%	(c)	9.44%	(c)	9.52%

Net operating income before tax expense	4.02%	(c)	3.90%	(c)	4.00%
Net operating income after tax expense	4.02%	(c)	3.90%	(c)	4.00%

(a) Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the period/year.

(b) Supplemental Ratio information

Ratios to average net assets: (b)
Expenses excluding incentive compensation	8.80%	(c)	8.32%	(c)	8.39%
Expenses excluding incentive compensation, interest and other borrowing costs	4.78%	(c)	4.00%	(c)	4.12%

Net operating income before incentive compensation	4.96%	(c)	5.02%	(c)	5.13%
Net operating income before incentive compensation, interest and other borrowing costs	8.98%	(c)	9.34%	(c)	9.40%

Ratios to average net assets excluding waivers: (b)
Expenses excluding incentive compensation	9.74%	(c)	9.44%	(c)	9.52%
Expenses excluding incentive compensation, interest and other borrowing costs	5.72%	(c)	5.13%	(c)	5.25%

Net operating income before incentive compensation	4.02%	(c)	3.90%	(c)	4.00%
Net operating income before incentive compensation, interest and other borrowing costs	8.04%	(c)	8.21%	(c)	8.27%

(c) Annualized.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

July 31, 2020

(Unaudited)

Company	Industry	Investment	Acquistion Date	Principal	Cost	Fair Value
Non-control/Non-affiliated investments- 81.43% (a, c, f, g)
Black Diamond Equipment Rentals, LLC	Equipment Rental	Second Lien Loan 12.5000% Cash,06/27/2022 (k, n)	12/28/17	$7,500,000	$7,266,844	$7,500,000
		Warrants (d, n)	12/28/17	1	400,847	933,000
					7,667,691	8,433,000
Custom Alloy Corporation	Manufacturer of Pipe Fittings and Forgings	Second Lien Loan 12.0000% Cash, 3.0000% PIK, 04/30/2022 (b, k, n)	10/31/14	33,137,484	33,137,484	26,248,833
		Second Lien Loan 12.0000% Cash, 3.0000% PIK, 04/30/2022 (b, k, n)	10/31/14	6,253,813	6,253,813	4,953,764
		Revolver 12.0000% Cash, 3.0000% PIK, 04/30/2021 (b, k, n)	07/01/19	3,745,808	3,745,808	3,381,296
					43,137,105	34,583,893
Dukane IAS,LLC	Welding Equipment Manufacturer	Second Lien Note 10.5000% Cash, 2.5000% PIK, 11/17/2020 (b, k, n)	02/17/16	4,575,144	4,566,420	4,565,295
FOLIOfn, Inc.	Technology Investment - Financial Services	Preferred Stock (5,802,259 shares) (d, i, n)	06/21/00		15,000,000	12,750,000
Global Prairie PBC, Inc.	Marketing	Second Lien Loan 10.0000% Cash, 4.0000% PIK, 04/16/2025 (b, k, n)	10/16/19	3,087,161	3,035,793	3,076,527
GTM Intermediate Holdings, Inc.	Medical Equipment/Manufacturer	Second Lien Loan 11.0000% Cash, 1.0000% PIK, 12/7/2024 (b ,k, n)	12/07/18	5,102,710	5,025,420	5,098,327
		Common Stock (2 shares) (d, n, q)	12/07/18		766,122	1,187,245
					5,791,542	6,285,572
Highpoint Global LLC	Government Services	Second Lien Note 12.0000% Cash, 2.0000% PIK, 09/30/2022 (b, k, n)	10/19/17	5,280,808	5,237,046	5,280,808
HTI Technologies and Industries, Inc.	Electronic Component Manufacturing	Second Lien Note 16.7500% PIK, 9/15/2024 (b, k, n)	06/01/16	12,101,934	12,085,650	11,574,645
Initials, Inc.	Consumer Products	Senior Subordinated Debt 8.0000% Cash, 7.0000% PIK, 10/1/2020 (b, h, k, n)	06/23/15	5,642,913	5,642,913	626,221
International Precision Components Corporation	Plastic Injection Molding	Second Lien Loan 12.0000% Cash, 2.0000% PIK, 10/3/2024 (b, k, n, r)	06/27/12	7,700,000	7,581,258	7,700,000
Jedson Engineering, Inc.	Engineering and Construction Management	First Lien Loan 12.0000% Cash, 3.0000% PIK, 06/30/2022 (b, k, n)	06/25/19	9,487,685	9,311,595	6,598,351
Legal Solutions Holdings, Inc.	Business Services	Senior Subordinated Debt 6.0000% Cash, 10.0000% PIK, 03/31/2022 (b, h, k, n)	12/30/14	10,141,212	10,141,212	9,259,159
Powers Equipment Acquisition Company, LLC	Equipment Manufacturer	First Lien Note 13.5000% PIK, 04/30/2024 (b, k, n, s)	05/01/19	6,724,345	6,626,953	5,524,748
SMA Holdings, Inc.	Consulting	First Lien Loan 11.0000% Cash, 06/26/2024 (k, n)	06/26/19	7,000,000	6,519,104	7,000,000
		Warrants (d, n)	06/26/19	2	504,555	792,120
					7,023,659	7,792,120
Trientis GmbH	Environmental Services	First Lien Note 5.0000% PIK, 10/26/2024 (b, e, h, m, n, o)	10/20/17	1,248,632	1,248,632	221,379
		Warrants (d, e, n, o)	03/19/18	1	67,715	-
					1,316,347	221,379
Tuf-Tug Inc.	Safety Equipment Manufacturer	Second Lien Loan 11.0000% Cash, 2.0000% PIK,02/24/2024 (b, k, n)	08/24/18	5,061,687	5,030,101	5,052,984
		Common Stock (24.6 shares) (d, n, p)	08/24/18		750,000	535,924
					5,780,101	5,588,908
Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 10.0000% Cash, 10/07/2023 (k, n)	11/30/05	8,697,056	8,697,056	8,124,954
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan, 9.5000% Cash, 07/05/2025 (l, n)	07/05/17	2,285,250	2,285,250	2,285,250
		Second Lien Loan, 9.5000% Cash, 07/05/2025 (h, l, n)	07/05/17	2,485,469	2,485,469	-
					4,770,719	2,285,250
U.S. Spray Drying Holding Company	Specialty Chemicals	Class B Common Stock (784 shares) (d, n)	03/28/13		5,488,000	10,000
		Secured Loan 8.0000% Cash, 04/30/2025 (k, n)	05/02/14	1,500,000	1,500,000	1,500,000
		Senior Secured Loan 8.0000% Cash, 04/30/2025 (k, n)	11/08/17	1,500,000	1,500,000	1,500,000
					8,488,000	3,010,000
United States Technologies, Inc.	Electronics Manufacturing and Repair	Senior Lien Loan 10.5000% Cash, 07/17/2021 (k, n)	07/17/15	3,666,667	3,666,667	3,666,667

Sub Total Non-control/Non-affiliated investments					$175,567,727	$146,947,497

Affiliate investments - 23.77% (a, c, f, g)
Advantage Insurance, Inc.	Insurance	Preferred Stock (587,001 shares) (a, d, e, n)	09/23/13		5,870,010	5,175,776
JSC Tekers Holdings	Real Estate Management	Common Stock (3,201 shares) (a, d, e, n)	05/04/11		4,500	-
		Preferred Stock (9,159,085 shares) (a, d, e, n)	05/01/14		11,810,188	5,019,000
					11,814,688	5,019,000
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (a, d, e, n)	09/03/08		51,204,270	18,844,000
		Bridge Loan 5.0000% PIK, 05/31/2022 (a, b, e, k, n)	04/03/17	5,187,508	5,187,508	5,187,508
		Senior Subordinated Loan 3.1000% PIK, 05/31/2022 (a, b, e, k, n)	05/30/18	8,677,707	8,677,707	8,677,707
					65,069,485	32,709,215

Sub Total Affiliate investments					$82,754,183	$42,903,991

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments - (Continued)

July 31, 2020

(Unaudited)

Company	Industry	Investment	Acquistion Date	Principal	Cost	Fair Value
Control investments - 17.18% (a, c, f, g)
MVC Automotive Group GmbH	Automotive Dealerships	Common Equity Interest (d, e, n)	09/20/07		$52,185,015	$14,737,000
		Bridge Loan 6.0000% Cash, 12/31/2021 (e, k, n)	06/28/16	$7,149,166	7,149,166	7,149,166
					59,334,181	21,886,166
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (d, j, k, n)	11/21/11		7,179,036	8,885,662
		General Partnership Interest (d, j, k, n)	11/21/11		183,138	227,491
					7,362,174	9,113,153
RuMe Inc.	Consumer Products	Common Stock (5,297,548 shares) (d, n)	07/15/11		924,475	-
		Series C Preferred Stock (23,896,634 shares) (d, n)	05/07/14		3,410,694	-
		Series B-1 Preferred Stock (4,999,076 shares) (d, n)	07/15/11		999,815	-
		Subordinated Debt 10.0000% PIK, 3/31/2021 (b, h, k, n)	10/07/16	3,793,732	3,793,732	-
		Revolver 10.0000% PIK, 3/31/2021 (b, h, k, n)	08/09/18	2,231,948	2,231,948	-
		Revolver 10.0000% PIK, 3/31/2021 (b, h, k, n)	08/30/19	726,704	726,704	-
		Warrants (d, n)	12/31/13	3	594,544	-
					12,681,912	-

Sub Total Control investments					$79,378,267	$30,999,319

TOTAL PORTFOLIO INVESTMENTS - 122.38% (f)					$337,700,177	$220,850,807

Cash equivalents- 27.82% (f, g)
Fidelity Institutional Government Money Market Fund - Class I	Money Market Fund	Beneficial Shares (50,100,415 shares)			$50,100,415	$50,100,415
Morgan Stanley Institutional Liquidity Government Portfolio - Class I	Money Market Fund	Beneficial Shares (99,904 shares)			99,904	99,904
Total Cash equivalents					50,200,319	50,200,319

TOTAL INVESTMENT ASSETS - 150.20%					$387,900,496	$271,051,126

(a) These securities are restricted from public sale without prior registration under the Securities Act of 1933.The Company negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b) These securities accrue a portion of their interest/dividends in "payment in kind" interest/dividends which is capitalized to the investment.

(c) All of the Company's equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except MVC Automotive Group GmbH, Security Holdings B.V., Trientis GmbH, JSC Tekers Holdings, and MVC Private Equity Fund L.P.

The Company makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d) Non-income producing assets.

(e) The principal operations of these portfolio companies are located in Europe and Puerto Rico which represents approximately 23% of the total assets.The remaining portfolio companies are located in United States which represents approximately 55% of the total assets.

(f) Percentages are based on net assets of $180,465,804 as of July 31, 2020.

(g) See Note 3 for further information regarding “Investment Classification.”

(h) All or a portion of the accrued interest on these securities have been reserved for.

(i) Legacy Investments.

(j) MVC Private Equity Fund, LP is a private equity fund focused on control equity investments in the lower middle market.The fund currently holds two investments, one located in the United States and one in Gibraltar, the investments are in the energy services and industrial sectors.The Company owns 18.9% of the fund through its limited partnership interest and owns .5% of the fund through its general partnership interest.The Company's proportional share of Gibdock Limited equity interest and loan and Advanced Oil Field Services, LLC common stock, preferred stock, and loan is $6,704,992 and $2,064,571, respectively.The Company's partnership interests in the MVC Private Equity Fund, LP are not redeemable.

(k) All or a portion of these securities may serve as collateral for the People's United credit facility.

(l) U.S. Gas & Electric, Inc. is an indirect subsidiary of Vistra Energy (NYSE: VST). On October 18, 2019 and July 6, 2020, Vistra Energy notified the Company that it was asserting offsets of Company's loan assets totaling approximately $2.5 million relating to an indemnification claim obligations attributable to U.S. Gas.The offset is reflected in the fair value of the loan asset as the Company is considering its response to the claim.

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

MVC Capital, Inc.

Consolidated Schedule of Investments

October 31, 2019

Company	Industry	Investment	Acquistion Date	Principal	Cost	Fair Value/ Market Value
Non-control/Non-affiliated investments- 100.60% (a, c, f, g)
Apex Industrial Technologies, LLC	Supply Chain Equipment Manufacturer	First Lien Loan 12.0000% Cash, 12/31/2019 (k, n)	03/09/18	$15,000,000	$14,899,274	$15,000,000
Array Information Technology, Inc.	Information Technology Products and Services	Second Lien Loan 12.0000% Cash, 4.0000% PIK, 10/03/2023 (b, k, n, p)	04/03/18	6,259,648	6,175,991	6,322,216
		Warrants (d, n)	04/03/18	1	-	-
					6,175,991	6,322,216
Black Diamond Equipment Rentals, LLC	Equipment Rental	Second Lien Loan 12.5000% Cash, 06/27/2022 (k, n)	12/28/17	7,500,000	7,174,926	7,575,000
		Warrants (d, n)	12/28/17	1	400,847	960,000
					7,575,773	8,535,000
Custom Alloy Corporation	Manufacturer of Pipe Fittings and Forgings	Second Lien Loan 12.0000% Cash, 3.0000% PIK, 04/30/2022 (b, k, n)	10/31/14	32,471,814	32,471,814	32,061,135
		Second Lien Loan 12.0000% Cash, 3.0000% PIK, 04/30/2022 (b, k, n)	10/31/14	6,128,186	6,128,186	6,050,681
		Revolver 12.0000% Cash, 3.0000% PIK, 04/30/2020 (b, k, n)	07/01/19	2,050,000	2,050,000	2,050,000
					40,650,000	40,161,816
Dukane IAS,LLC	Welding Equipment Manufacturer	Second Lien Note 10.5000% Cash, 2.5000% PIK, 11/17/2020 (b, k, n)	02/17/16	4,489,182	4,458,353	4,534,074
Essner Manufacturing, LP	Defense/Aerospace Parts Manufacturing	First Lien Loan 11.5000% Cash, 12/20/2022 (k, n, o)	12/20/17	3,588,606	3,543,739	3,588,606
FOLIOfn, Inc.	Technology Investment - Financial Services	Preferred Stock (5,802,259 shares) (d, i, n)	06/21/00		15,000,000	6,352,000
Global Prairie PBC, Inc.	Marketing	Second Lien Loan 10.0000% Cash, 4.0000% PIK, 04/16/2025 (b, k, n)	10/16/19	3,000,000	2,940,448	3,000,000
GTM Intermediate Holdings, Inc.	Medical Equipment/Manufacturer	Second Lien Loan 11.0000% Cash, 1.0000% PIK, 12/7/2024 (b ,k, n)	12/07/18	5,064,069	4,973,443	5,064,069
		Common Stock (2 shares) (d, n, t)	12/07/18		766,122	766,122
					5,739,565	5,830,191
Highpoint Global LLC	Government Services	Second Lien Note 12.0000% Cash, 2.0000% PIK, 09/30/2022 (b, k, n)	10/19/17	5,201,232	5,142,323	5,201,232
HTI Technologies and Industries, Inc.	Electronic Component Manufacturing	Second Lien Note 12.0000% Cash, 3.7500% PIK, 9/15/2024 (b, k, n)	06/01/16	11,419,845	11,400,660	11,419,845
Initials, Inc.	Consumer Products	Senior Subordinated Debt 8.0000% Cash, 7.0000% PIK, 06/23/2020 (b, h, k, n)	06/23/15	5,642,913	5,642,913	1,272,188
International Precision Components Corporation	Plastic Injection Molding	Second Lien Loan 12.0000% Cash, 3.5000% PIK, 10/3/2024 (b, k, n, u)	06/27/12	8,000,000	7,854,192	8,000,000
Jedson Engineering, Inc.	Engineering and Construction Management	First Lien Loan 12.0000% Cash, 3.0000% PIK, 06/21/2024 (b, k, n)	06/25/19	6,041,262	5,928,722	6,041,262
Legal Solutions Holdings, Inc.	Business Services	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK, 03/18/2020 (b, k, n)	12/30/14	12,182,950	12,182,950	12,182,950
Morey's Seafood International, LLC	Food Services	Second Lien Loan 10.0000% Cash, 3.0000% PIK, 08/12/2022 (b, k, n, q)	08/13/13	16,485,324	16,485,324	16,485,324
Powers Equipment Acquisition Company, LLC	Equipment Manufacturer	First Lien Note 13.5000% Cash, 04/30/2024 (k, n, v)	05/01/19	6,500,000	6,383,100	6,500,000
SMA Holdings, Inc.	Consulting	First Lien Loan 11.0000% Cash, 06/26/2024 (k, n)	06/26/19	7,000,000	6,426,640	6,530,794
		Warrants (d, n)	06/26/19	2	504,555	504,555
					6,931,195	7,035,349
Trientis GmbH	Environmental Services	First Lien Note 5.0000% PIK, 10/26/2024 (b, e, h, m, n, r)	10/20/17	1,248,632	1,248,632	176,906
		Warrants (d, e, r, n)	03/19/18	1	67,715	-
					1,316,347	176,906
Tuf-Tug Inc.	Safety Equipment Manufacturer	Second Lien Loan 11.0000% Cash, 2.0000% PIK, 02/24/2024 (b, k, n)	08/24/18	4,985,284	4,947,047	5,035,136
		Common Stock (24.6 shares) (d, n, s)	08/24/18		750,000	778,210
					5,697,047	5,813,346
Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 10.0000% Cash, 08/07/2020 (k, n)	11/30/05	7,717,056	7,717,056	7,563,104
		Third Lien Loan 10.0000% Cash, 08/07/2020 (k, n)	12/22/17	1,050,000	1,050,000	1,032,473
					8,767,056	8,595,577
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan, 9.5000% Cash, 07/05/2025 (l, n)	07/05/17	37,527,881	37,527,881	36,974,616
U.S. Spray Drying Holding Company	Specialty Chemicals	Class B Common Stock (784 shares) (d, n)	03/28/13		5,488,000	1,800,000
		Secured Loan 12.0000% Cash, 04/30/2021 (k, n)	05/02/14	1,500,000	1,500,000	1,500,000
		Senior Secured Loan 12.0000% Cash, 04/30/2021 (k, n)	11/08/17	1,500,000	1,500,000	1,500,000
					8,488,000	4,800,000
United States Technologies, Inc.	Electronics Manufacturing and Repair	Senior Lien Loan 10.5000% Cash, 07/17/2020 (k, n)	07/17/15	5,500,000	5,497,954	5,500,000

Sub Total Non-control/Non-affiliated investments					$246,228,807	$229,322,498

Affiliate investments - 27.13% (a, c, f, g)
Advantage Insurance, Inc.	Insurance	Preferred Stock (750,000 shares) (d, e, n)	09/23/13		7,500,000	7,513,627
Equus Total Return, Inc.	Registered Investment Company	Common Stock (3,228,024 shares) (d, k)	05/14/14		7,524,035	4,874,316
JSC Tekers Holdings	Real Estate Management	Common Stock (3,201 shares) (d, e, n)	05/04/11		4,500	-
		Preferred Stock (9,159,085 shares) (d, e, n)	05/01/14		11,810,188	4,910,000
					11,814,688	4,910,000
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d, e, n)	09/03/08		51,204,270	33,607,000
		Bridge Loan 5.0000% PIK, 12/31/2019 (b, e, k, n)	04/03/17	4,937,218	4,937,218	4,937,218
		Senior Subordinated Loan 3.1000% PIK, 05/31/2020 (b, e, k, n)	05/30/18	6,009,735	6,009,735	6,009,735
					62,151,223	44,553,953

Sub Total Affiliate investments					$88,989,946	$61,851,896

 The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments - (Continued)

October 31, 2019

Company	Industry	Investment	Acquistion Date	Principal	Cost	Fair Value/ Market Value
Control investments - 21.53% (c, f, g)
MVC Automotive Group GmbH	Automotive Dealerships	Common Equity Interest (a, d, e, n)	09/20/07		$52,185,015	$20,602,000
		Bridge Loan 6.0000% Cash, 12/31/2020 (a, e, k, n)	06/28/16	$7,149,166	7,149,166	7,149,166
					59,334,181	27,751,166
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (a, d, j, k, n)	11/21/11		9,034,881	12,252,382
		General Partnership Interest (a, d, j, k, n)	11/21/11		230,481	312,561
					9,265,362	12,564,943
RuMe Inc.	Consumer Products	Common Stock (5,297,548 shares) (a, d, n)	07/15/11		924,475	-
		Series C Preferred Stock (23,896,634 shares) (a, d, n)	05/07/14		3,410,694	1,462,857
		Series B-1 Preferred Stock (4,999,076 shares) (a, d, n)	07/15/11		999,815	-
		Subordinated Debt 10.0000% PIK, 3/31/2020 (a, b, k, n)	10/07/16	3,610,446	3,610,446	3,610,446
		Revolver 10.0000% PIK, 3/31/2021 (a, b, k, n)	08/09/18	2,075,613	2,075,613	2,075,613
		Revolver 10.0000% PIK, 2/28/2020 (a, b, k, n)	08/30/19	403,507	233,297	233,297
		Warrants (a, d, n)	12/31/13	3	594,544	1,372,379
					11,848,884	8,754,592

Sub Total Control investments					$80,448,427	$49,070,701

TOTAL PORTFOLIO INVESTMENTS - 149.26% (f)					$415,667,180	$340,245,095

Cash equivalents and restricted cash equivalents - 4.55% (f, g)
Fidelity Institutional Government Money Market Fund - Class I	Money Market Fund	Beneficial Shares (10,278,123 shares)			$10,278,123	$10,278,123
Morgan Stanley Institutional Liquidity Government Portfolio - Class I	Money Market Fund	Beneficial Shares (99,158 shares)			99,158	99,158
Total Cash equivalents					10,377,281	10,377,281

TOTAL INVESTMENT ASSETS - 153.81%					$426,044,461	$350,622,376

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

(i) Legacy Investments.

(j) MVC Private Equity Fund, LP is a private equity fund focused on control equity investments in the lower middle market. The fund currently holds two investments, one located in the United States and one in Gibraltar, the investments are in the energy services and industrial sectors.  The Company owns 18.9% of the fund through its limited partnership interest and owns ..5% of the fund through its general partnership interest. The Company's proportional share of Gibdock Limited equity interest and loan and Advanced Oil Field Services, LLC common stock, preferred stock, and loan is $5,230,958 and $3,433,612, respectively.  The Company's partnership interests in the MVC Private Equity Fund, LP are not redeemable.

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

July 31, 2020

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

On October 14, 2011, the Company formed a wholly-owned subsidiary, MVC Cayman, an exempted company incorporated in the Cayman Islands, to hold certain of its investments and to make certain future investments. The results of MVCFS and MVC Cayman are consolidated into the Company’s financial statements and all inter-company accounts have been eliminated in consolidation. Of the $51.9 million in cash and cash equivalents on the Company’s Consolidated Balance Sheets as of July 31, 2020, approximately $1.1 million was held by MVC Cayman.

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

4. Cash and Cash Equivalents

For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all money market and all highly liquid temporary cash investments purchased with an original maturity of less than three months to be cash equivalents. The Company places its cash and cash equivalents with financial institutions and cash held in bank accounts may exceed the Federal Deposit Insurance Corporation ("FDIC") insured limit. As of July 31, 2020, the Company had approximately $46.7 million in cash equivalents, approximately $3.5 million in restricted cash equivalents, approximately $1.5 million in restricted cash and approximately $173,000 in cash totaling approximately $51.9 million. Of the approximately $46.7 million in cash equivalents, approximately $1.1 million was held by MVC Cayman. As of October 31, 2019, the Company had approximately $5.4 million in cash equivalents, approximately $5.0 million in restricted cash equivalents and approximately $1.3 million in cash totaling approximately $11.7 million. Of the approximately $1.3 million in cash and the approximately $5.4 million in cash equivalents, approximately $1.0 million and $99,000, respectively, was held by MVC Cayman.

Restricted Cash and Cash Equivalents

Cash and cash equivalent accounts that are not available to the Company for day–to-day use and are legally restricted are classified as restricted cash and cash equivalents. Restricted cash and cash equivalents are carried at cost, which approximates fair value. As of July 31, 2020 and October 31, 2019, the Company had restricted cash or cash equivalents of approximately $5.0 million related to the compensating balance requirement for Credit Facility IV (defined below).

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

6. Investment Valuation Policy

Our investments are carried at fair value in accordance with the Accounting Standards Codification, Fair Value Measurement (“ASC 820”). In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of our Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction. At July 31, 2020, we did not own restricted or unrestricted securities of any publicly traded company in which we have a majority-owned interest or a minority-owned interest.

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

At July 31, 2020 and October 31, 2019, approximately 78.4% and 92.6%, respectively, of total assets represented investments in portfolio companies recorded at fair value ("Fair Value Investments").

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

7. Concentration of Market Risk

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments and escrow receivables (other than cash equivalents), which collectively represented approximately 78.4% and 94.3% of the Company's total assets at July 31, 2020 and October 31, 2019, respectively. As discussed in Note 8, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company's fair value policies and procedures. The Company's investment strategy represents a high degree of business and financial risk due to the fact that the Company’s portfolio investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include foreign investments (which subject the Company to additional risks such as currency, geographic, demographic and operational risks), entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. Additionally, we are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate. Please also see the risk factor titled “Any failure on our part to maintain our status as a business development company would reduce our operating flexibility.” in Item 3 – “Quantitative and Qualitative Disclosures About Market Risk” for information about certain regulatory limitations on our investment activity as a BDC. As of July 31, 2020, the fair value of our largest investment, Custom Alloy Corporation (“Custom Alloy”), comprised 12.3% of our total assets and 19.2% of our net assets. The Company's investments in short-term securities are generally in U.S. government securities, with a maturity of greater than three months but generally less than one year or other high quality and highly liquid investments. The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents.

The following table shows the portfolio composition by industry grouping at fair value as a percentage of net assets as of July 31, 2020 and October 31, 2019.

	July 31, 2020	October 31, 2019
Manufacturer of Pipe Fittings	19.16%	17.62%
Electrical Engineering	18.12%	19.55%
Automotive Dealerships	12.13%	12.17%
Technology Investment - Financial Services	7.06%	2.79%
Electronics Component Manufacturing	6.41%	5.01%
Business Services	5.13%	5.34%
Private Equity	5.05%	5.51%
Equipment Rental	4.67%	3.74%
Distributor - Landscaping and Irrigation Equipment	4.50%	3.77%
Consulting	4.32%	3.09%
Plastic Injection Molding	4.27%	3.51%
Engineering and Construction Management	3.66%	2.65%
Medical Equipment Manufacturer	3.48%	2.56%
Safety Equipment Manufacturer	3.10%	2.55%
Equipment Manufacturer	3.06%	2.85%
Government Services	2.93%	2.28%
Insurance	2.87%	3.30%
Real Estate Management	2.78%	2.15%
Welding Equipment Manufacturer	2.53%	1.99%
Electronics Manufacturing and Repair	2.03%	2.41%
Marketing	1.71%	1.32%
Specialty Chemicals	1.67%	2.11%
Energy Services	1.27%	16.22%
Consumer Products	0.35%	4.40%
Environmental Services	0.12%	0.08%
Regulated Investment Company	0.00%	2.14%
Supply Chain Equipment Manufacturer	0.00%	6.58%
Information Technology Products and Services	0.00%	2.77%
Food Services	0.00%	7.23%
Defense/Aerospace Parts Manufacturing	0.00%	1.57%
	122.38%	149.26%

The following table shows the portfolio composition by geographic region at fair value as a percentage of total assets as of July 31, 2020 and October 31, 2019.

	July 31, 2020	October 31, 2019
Northeast	22.74%	21.57%
Europe	21.25%	21.37%
Southeast	14.90%	21.18%
Midwest	11.65%	17.69%
West	6.06%	7.72%
Puerto Rico	1.84%	2.07%
Southwest	0.00%	2.34%
	78.44%	93.94%

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

The following fair value hierarchy tables set forth our investment related assets and (liabilities) by level as of July 31, 2020 and October 31, 2019 (in thousands):

	July 31, 2020
	Level 1	Level 2	Level 3	Investment measured at NAV	Total
Senior/Subordinated Loans and credit facilities	$-	$-	$151,754	$-	$151,754
Common Stock	-	-	1,733	-	1,733
Preferred Stock	-	-	22,945	-	22,945
Warrants	-	-	1,725	-	1,725
Common Equity Interest	-	-	33,581	-	33,581
LP Interest of the PE Fund	-	-	-	8,887	8,887
GP Interest of the PE Fund	-	-	-	227	227
Guarantees and letters of credit	-	-	(3,025)	-	(3,025)
Escrow Receivable	-	-	-	-	-
Short-term investments	-	-	-	-	-
Total	$-	$-	$208,713	$9,114	$217,827

	October 31, 2019
	Level 1	Level 2	Level 3	Investment measured at NAV	Total
Senior/Subordinated Loans and credit facilities	$-	$-	$242,177	$-	$242,177
Common Stock	4,874	-	3,344	-	8,218
Preferred Stock	-	-	20,238	-	20,238
Warrants	-	-	2,837	-	2,837
Common Equity Interest	-	-	54,209	-	54,209
LP Interest of the PE Fund	-	-	-	12,253	12,253
GP Interest of the PE Fund	-	-	-	313	313
Guarantees and letters of credit	-	-	(727)	-	(727)
Escrow Receivable	-	-	1,135	-	1,135
Short-term investments	-	-	-	-	-
Total	$4,874	$-	$323,213	$12,566	$340,653

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur. During the nine month period ended July 31, 2020 and the year ended October 31, 2019, there were no transfers in or out of Level 1 or 2.

The following tables set forth a summary of changes in the fair value of investment related assets and liabilities measured using Level 3 inputs for the nine month period ended July 31, 2020, and July 31, 2019 (in thousands):

	Balances, November 1, 2019	Realized Gains (Losses) (1)	Reversal of Prior Year (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, July 31, 2020	Total Loss for the year Included in Earnings Attibutable to the Change in Unrealized Appreciation (Depreciation) on Investments held as of July 31, 2020
Senior/Subordinated Loans and credit facilities	$242,177	$-	$(291)	$(23,126)	$13,863	$(80,869)	$-	$151,754	$(24,651)
Common Stock	3,344	-	-	(1,611)	-	-	-	1,733	(1,611)
Preferred Stock	20,238	(33)	(3)	4,340	-	(1,597)	-	22,945	4,340
Warrants	2,837	(530)	-	(1,113)	1,871	(1,340)	-	1,725	(1,113)
Common Equity Interest	54,209	-	-	(20,628)	-	-	-	33,581	(20,628)
Guarantees and letters of credit	(727)	-	-	(2,298)	-	-	-	(3,025)	(2,298)
Escrow Receivable	1,135	(10)	-	-	-	(1,125)	-	-	-
Total	$323,213	$(573)	$(294)	$(44,436)	$15,734	$(84,931)	$-	$208,713	$(45,961)

	Balances, November 1, 2018	Realized Gains (Losses) (1)	Reversal of Prior Year (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, July 31, 2019	Total Loss for the year Included in Earnings Attibutable to the Change in Unrealized Appreciation (Depreciation) on Investments held as of July 31, 2019
Senior/Subordinated Loans and credit facilities	$175,781	$-	$-	$(3,001)	$77,792	$(8,906)	$-	$241,666	$(3,001)
Common Stock	6,150	-	-	(3,100)	766	-	-	3,816	(3,100)
Preferred Stock	47,060	3,223	276	638	2,591	(32,472)	-	21,316	638
Warrants	401	-	-	551	505	-	-	1,457	551
Common Equity Interest	50,186	-	-	3,019	-	-	-	53,205	3,019
Guarantees and letters of credit	(2,867)	-	2,399	(381)	-	-	-	(849)	(381)
Escrow Receivable	969	116	-	-	-	-	-	1,085	-
Total	$277,680	$3,339	$2,675	$(2,274)	$81,654	$(41,378)	$-	$321,696	$(2,274)

(1)	Included in net realized gain (loss) on investments in the Consolidated Statements of Operations.
(2)	Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities disposed of during the nine month period ended July 31, 2020 and July 31, 2019, respectively.
(3)	Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities held during the nine month period ended July 31, 2020 and July 31, 2019, respectively.
(4)	Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for new securities. For the nine month period ended July 31, 2020 and July 31, 2019, a total of approximately $6.1 million and $5.4 million, respectively, of PIK interest and dividends and amortization of discounts and fees are included.
(5)	Includes decreases in the cost basis of investments resulting from principal repayments or sales.

In accordance with ASU 2011-04, the following tables summarize information about the Company’s Level 3 fair value measurements as of July 31, 2020 and October 31, 2019 (in thousands):

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range				Weighted
	7/31/2020	Valuation technique	Unobservable input	Low		High		average (a)
Common Stock (c) (d)	$1,733	Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A

		Market Approach	EBITDA Multiple	5.0	x	8.0	x	7.4	x

		Income Approach	Discount Rate	9.8%		13.0%		10.8%
			Perpetual Growth Rate of Free Cash Flow	2.0%		2.0%		2.0%

Senior/Subordinated loans	$151,754	Market Approach	EBITDA Multiple	4.0	x	6.5	x	4.4	x
and credit facilities (b) (d)			Forward EBITDA Multiple	5.5	x	5.5	x	5.5	x
			Uncertainty Discount	40%		40%		40%
			Illiquidity Discount	25%		25%		25%

		Income Approach	Required Rate of Return	7.3%		25.5%		18.1%

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A
			Discount to Net Asset Value	5.0%		5.0%		5.0%
			Discount on Liquidation of Assets	17.5%		25.0%		24.8%

Common Equity Interest	$33,581	Market Approach	Forward EBITDA Multiple	5.5	x	5.5	x	5.5	x
			EBITDA Multiple	4.0	x	4.0	x	4.0	x
			Uncertainty Discount	40%		40%		40%

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A
			Discount to Net Asset Value	5.0%		5.0%		5.0%

Preferred Stock (c)	$22,945	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		15.0%		7.4%
			Real Estate Appraisals	N/A		N/A		N/A

		Market Approach	Multiple of Book Value	1.0	x	1.0	x	1.0	x
			Discount to Signed Merger Agreement	15.0%		15.0%		15.0%

Warrants	$1,725	Market Approach	EBITDA Multiple	6.0	x	6.0	x	6.0	x

Guarantees / Letters of Credit	$(3,025)	Income Approach	Discount Rate	6.0%		6.0%		6.0%

		Adjusted Net Asset Approach	Discount on Liquidation of Assets	35.0%		35.0%		35.0%

Total	$208,713

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

For the Nine Month Period Ended July 31, 2020

During the nine month period ended July 31, 2020, the Company made follow-on investments in five portfolio companies that totaled approximately $11.5 million. Specifically, on November 14, 2019 and February 28, 2020, the Company loaned $50,000 and $300,000, respectively, to RuMe Inc. (“RuMe”) on its lines of credit, increasing the balances to approximately $2.2 million and approximately $727,000, respectively. On December 13, 2019 and February 3, 2020, the Company loaned approximately $1.6 million and $1.7 million, respectively, to Jedson Engineering, Inc. (“Jedson”), increasing the first lien loan to approximately $9.4 million. On January 10, 2020, the Company loaned approximately $3.8 million to Apex Industrials Technologies, LLC (“Apex”), increasing the first lien loan to approximately $18.8 million at that time. The maturity date of the loan was extended to May 15, 2020. The Company also received a warrant as part of this investment. During the nine month period ended July 31, 2020, Custom Alloy Corporation (“Custom Alloy”) borrowed approximately $1.7 million on its revolving credit facility, increasing the balance outstanding to approximately $3.7 million. During the nine month period ended July 31, 2020, the Company loaned approximately $2.5 million to Security Holdings B.V. (“Security Holdings”), increasing its senior subordinated loan outstanding amount to approximately $8.6 million.

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

On May 14, 2020, Foliofn, Inc. (“Foliofn”) announced it entered into an agreement to be acquired by The Goldman Sachs Group, Inc..  The acquisition, while subject to regulatory approval, is expected to close in the third calendar quarter of 2020.  If the transaction closes, the Company expects to receive approximately $15 million in proceeds.

On July 16, 2020, the Company sold the remaining 3,228,024 common shares of Equus Total Return, Inc. (“Equus”) for approximately $3.8 million, resulting in a realized loss of approximately $3.7 million.

During the nine month period ended July 31, 2020, Turf made a principal payment of $70,000 on its third lien loan.

During the nine month period ended July 31, 2020, United States Technologies, Inc. (“U.S. Tech”) made principal payments on its loan totaling approximately $1.8 million.

During the nine month period ended July 31, 2020, International Precision Components Corporation (“IPCC”) made principal payments on its loan totaling $300,000.

During the nine month period ended July 31, 2020, Legal Solutions Holdings, Inc. (“Legal Solutions”) made $2.4 million in principal payments on its loan.

During the quarter ended January 31, 2020, the Valuation Committee increased the fair value of the Company’s investments in: Black Diamond Equipment Rental, LLC (“Black Diamond”) by approximately $256,000, Foliofn by approximately $5.7 million, JSC Tekers Holdings (“JSC Tekers”) by $350,000, Trientis GmbH (“Trientis”) by approximately $72,000, Turf by approximately $60,000, MVC Private Equity Fund L.P. by approximately $2.0 million, GTM Intermediate Holdings, Inc. (“GTM”) by approximately $817,000, MVC Automotive Group GmbH (“MVC Automotive”) equity by approximately $486,000 and Apex by approximately $1.5 million. In addition, increases in the cost basis of the loans to Apex, Black Diamond, Custom Alloy, Dukane IAS, LLC (“Dukane”), Global Prairie PBC, Inc. (“Global Prairie”), GTM, Highpoint, HTI Technologies and Industries, Inc. (“HTI”), Jedson, Legal Solutions, Morey’s, RuMe, Security Holdings, SMA Holdings, Inc. (“SMA”) and Tuf-Tug Inc. (“Tuf-Tug”) due to the capitalization of PIK interest totaling approximately $1.8 million. The Valuation Committee also decreased the fair value of the Company's investments in: Advantage by approximately $129,000, Custom Alloy by approximately $387,000, Dukane by approximately $45,000, Initials, Inc. (“Initials”) by approximately $103,000, RuMe by approximately $1.6 million, Security Holdings by approximately $7.1 million, Tuf-Tug by approximately $62,000, U.S. Gas by approximately $1.0 million and U.S. Spray Drying Holding Company (“U. S. Spray”) by approximately $260,000.

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

During the quarter ended July 31, 2020, the Valuation Committee increased the fair value of the Company’s investments in: Advantage by approximately $259,000, Black Diamond by approximately $203,000, Foliofn, by approximately $1.4 million, Global Prairie by approximately $72,000, GTM by approximately $30,000, Highpoint by approximately $254,000, HTI by approximately $627,000, IPCC by approximately $160,000, JSC Tekers by approximately $492,000, MVC Automotive by approximately $528,000, MVC Private Equity Fund L.P. by approximately $381,000, Powers by approximately $345,000, Security Holdings by approximately $1.0 million, SMA by approximately $709,000, Trientis by approximately $26,000 and Turf by approximately $654,000. In addition, there were increases in the cost basis of the loans to Black Diamond, Dukane, Global Prairie, GTM, Highpoint, HTI, Jedson, Legal Solutions, Powers, Security Holdings, SMA and Tuf-Tug due to the capitalization of PIK interest totaling approximately $1.2 million. The Valuation Committee also decreased the fair value of the Company's investments in: Custom Alloy by approximately $491,000, Dukane by approximately $10,000, Initials by approximately $24,000, Jedson by approximately $356,000, Legal Solutions by approximately $496,000, RuMe by approximately $7.2 million, Tuf-Tug by approximately $78,000, U.S. Spray by approximately $1.0 million and U.S. Gas by approximately $900,000.

During the nine month period ended July 31, 2020, the Valuation Committee decreased the fair value of the Company’s investments in: Advantage by approximately $705,000, Black Diamond by approximately $169,000, Custom Alloy by approximately $8.1 million, Dukane by approximately $55,000, Global Prairie by approximately $11,000, HTI by approximately $527,000, Initials by approximately $646,000, Jedson by approximately $2.9 million, Legal Solutions by approximately $882,000, MVC Automotive by approximately $5.9 million, MVC Private Equity Fund L.P. by approximately $419,000, Powers by approximately $1.2 million, RuMe by approximately $11.9 million, Security Holdings by approximately $14.7 million, Tuf-Tug by approximately $301,000, Turf by approximately $401,000, U.S. Gas by approximately $1.9 million and U. S. Spray by approximately $1.8 million. The Valuation Committee also increased the fair value of the Company's investments in: Apex by approximately $1.5 million, Foliofn by approximately $6.4 million, GTM by approximately $417,000, JSC Tekers by approximately $109,000, SMA by approximately $681,000 and Trientis by approximately $44,000. In addition, there were increases in the cost basis of the loans to Apex, Black Diamond, Custom Alloy, Dukane, Global Prairie, GTM, Highpoint, HTI, Jedson, Legal Solutions, Morey’s, RuMe, Security Holdings, SMA and Tuf-Tug due to the capitalization of PIK interest totaling approximately $3.6 million.

At July 31, 2020, the fair value of all portfolio investments was $220.9 million with a cost basis of $337.7 million. At July 31, 2020, the fair value and cost basis of investments made by the Company’s former management team pursuant to the prior investment objective (“Legacy Investments”) were $12.8 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team were $208.1 million and $322.7 million, respectively. At October 31, 2019, the fair value of all portfolio investments, exclusive of escrow receivables, was $340.2 million with a cost basis of $415.7 million. At October 31, 2019, the fair value and cost basis of the Legacy Investments were $6.4 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team were $333.8 million and $400.7 million, respectively.

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

9. Commitments and Contingencies

Commitments to Portfolio Companies:

At July 31, 2020 and October 31, 2019, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded as of July 31, 2020
MVC Private Equity Fund LP	$20.1 million	$14.6 million
RuMe	$2.2 million	$2.3 million
RuMe	$700,000	$745,000
Custom Alloy	$3.8 million	$3.7 million
Total	$26.8 million	$21.3 million

Portfolio Company	Amount Committed	Amount Funded as of October 31, 2019
MVC Private Equity Fund LP	$20.1 million	$14.6 million
RuMe	$2.2 million	$2.1 million
RuMe	$400,000	$400,000
Custom Alloy	$3.0 million	$2.1 million
Total	$25.7 million	$19.2 million

Guarantees:

At July 31, 2020 and October 31, 2019, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded as of July 31, 2020
MVC Automotive	$4.7 million	-
Total	$4.7 million	-

Guarantee	Amount Committed	Amount Funded as of October 31, 2019
MVC Automotive	$4.5 million	-
Total	$4.5 million	-

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies. At July 31, 2020, the Valuation Committee estimated the combined fair values of the guarantee obligation noted above to be $0 or a liability of approximately $0.

These guarantees are further described below, together with the Company's other commitments.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  Over time, Erste Bank, the bank extending the mortgage to MVC Automotive, increased the amount of the mortgage. The balance of the guarantee as of July 31, 2020 is approximately 4.1 million Euro (equivalent to approximately $4.7 million).

The Company agreed to cash collateralize a $300,000 third party letter of credit for RuMe, which is now collateralized with Credit Facility IV (defined below) and still a commitment of the Company as of July 31, 2020. Previously, the Company guaranteed $1.0 million of RuMe’s indebtedness to Colorado Business Bank and also provided RuMe an additional $2.0 million letter of credit. On April 25, 2019, the $1.0 million guarantee and the $2.0 million letter of credit were refinanced and replaced with a new $3.0 million letter of credit. The letter of credit had a fair value of approximately -$2.9 million or a liability of $2.9 million as of July 31, 2020. The $3.0 million letter of credit is collateralized with Credit Facility IV (defined below).

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP. The PE Fund closed on approximately $104 million of capital commitments. During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations. The investment period related to the PE Fund has ended. Additional capital may be called for follow-on investments in existing portfolio companies of the PE Fund or to pay operating expenses of the PE Fund until the partnership is terminated. On December 27, 2018, the Company received proceeds of approximately $7.5 million from the PE Fund related to the sale of Plymouth Rock Energy, LLC, a portfolio company of the PE Fund. The Company’s pro-rata share of the PE Fund’s cost basis in the Plymouth Rock Energy, LLC investment totaled approximately $2.5 million, resulting in a realized gain of approximately $5.0 million. On October 25, 2019, the PE Fund sold Focus Pointe, a portfolio company of the PE Fund. The Company received proceeds of approximately $2.7 million related to the sale. The Company’s pro-rata share of the PE Fund’s cost basis in the Focus Pointe investment totaled approximately $1.9 million, resulting in a realized gain of approximately $800,000. As of July 31, 2020, $14.6 million of the Company’s commitment was funded.

As of October 31, 2019, RuMe had a $2.2 million line of credit provided by the Company with a 10% interest rate and a maturity date of March 31, 2021. The outstanding balance as of October 31, 2019 and July 31, 2020 was approximately $2.1 million and $2.3 million, respectively, including capitalized PIK interest. Also, during the fiscal year ended October 31, 2019, the Company provided RuMe a $400,000 revolver with a 10% interest rate and a maturity date of February 28, 2020. The outstanding balance of the revolver as of October 31, 2019 was approximately $404,000, including capitalized PIK interest. During the nine month period ended July 31, 2020, the revolver was increased to $700,000 and the maturity date was extended to March 31, 2021. The outstanding balance of the revolver as of July 31, 2020 was approximately $745,000, including capitalized PIK interest.

As of October 31, 2019, Security Holdings had a 4.8 million Euro letter of credit. During the nine month period ended July 31, 2020, the letter of credit was reduced to 3.3 million Euro. The letter of credit had a fair value of approximately -$125,000 or a liability of $125,000 as of July 31, 2020. The letter of credit is collateralized with Credit Facility IV (defined below).

As of October 31, 2019, Custom Alloy had a $3.0 million line of credit provided by the Company with a 15% interest rate and a maturity date of April 30, 2020. The balance outstanding as of October 31, 2019 was approximately $2.1 million. During the nine month period ended July 31, 2020, the Company increased the commitment to approximately $3.8 million and funded approximately $1.7 million, resulting in a balance outstanding as of July 31, 2020 of approximately $3.7 million. The maturity date was also extended to April 30, 2021.

As of July 31, 2020, the total fair value associated with potential obligations related to guarantees and letters of credit was approximately -$3.0 million or a liability of $3.0 million.

Commitments of the Company

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with Branch Banking and Trust Company (“BB&T”). On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility. On December 1, 2015, Credit Facility II was renewed and expired on May 31, 2016, at which time all outstanding amounts under it were due and repaid. On June 30, 2016, Credit Facility II was renewed and reduced to a $50 million revolving credit facility, which expired on February 28, 2017, as of which time all outstanding amounts under it were due and repaid. On February 28, 2017, Credit Facility II was renewed and increased to a $100 million revolving credit facility and expired on August 31, 2017. On August 31, 2017, Credit Facility II was renewed and decreased to a $25 million revolving credit facility, which was to expire on August 31, 2018.  There was no change to the interest rate or unused fee on the revolving credit facility. The Company incurred closing costs associated with this transaction of $62,500. On August 10, 2018, Credit Facility II was renewed to August 30, 2019 and on August 30, 2019, Credit Facility II was extended to August 31, 2020. The Company incurred closing costs associated with each of these transactions of $50,000 with no change in terms other than the expiration date. At October 31, 2019 and July 31, 2020, there was no amount outstanding on Credit Facility II. Credit Facility II is used to provide the Company with better overall financial flexibility in managing its investment portfolio. Borrowings under Credit Facility II bear interest at LIBOR plus 125 basis points. In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter. The Company paid closing fees, legal and other costs associated with these transactions. These costs are amortized over the life of the facility. Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities. As of July 31, 2020, the Company was in compliance with the covenants related to Credit Facility II.

On November 15, 2017, the Company completed a public offering of $100,000,000 aggregate principal amount of its 6.25% senior notes due November 30, 2022 (“Senior Notes II”). In addition, on November 20, 2017, the underwriters exercised an over-allotment option to purchase an additional $15 million in aggregate principal amount of Senior Notes II (together with the offering on November 15, the “Offering”). The Senior Notes II have an interest rate of 6.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year. After deducting underwriting fees and discounts and expenses, the Offering resulted in net proceeds to the Company of approximately $111.4 million. The Offering expenses incurred are amortized over the term of the Senior Notes II. Proceeds from the offering were used to repay the Senior Notes in full, including all accrued interest. On February 25, 2020, the Company notified U.S. Bank National Association, the trustee for the Senior Notes II, of the Company’s election to redeem $20.0 million aggregate principal amount of the Senior Notes II outstanding at a price equal to 100% of the principal amount of the Senior Notes II, plus accrued and unpaid interest on the Senior Notes II to, but excluding, the date of redemption.  The Company funded the redemption with cash on hand. As of July 31, 2020, the Senior Notes II had a total outstanding amount of $95.0 million, net of deferred financing fees the balance was approximately $93.6 million, with a market value of approximately $91.2 million.

On January 29, 2019, the Company entered into a three year, $35 million revolving credit facility ("Credit Facility IV") with People’s United Bank, National Association as lender and lead agent. Credit Facility IV can, under certain conditions, be increased up to $85 million. Credit Facility IV will expire on January 29, 2022, at which time all outstanding amounts under Credit Facility IV will be due and payable. Borrowings under the Credit Facility bear interest at a rate of LIBOR plus 2.85%, or the prime rate plus 0.5% at the Company’s discretion. In addition, the Company was subject to (i) a closing fee of 1% of the commitment amount paid at closing, (ii) a one-time structuring fee in the amount of $100,000 paid at closing, (iii) an unused line fee, which is payable monthly, of 0.75% if the Company draws less than $25 million on Credit Facility IV or 0.60% if the Company draws more than $25 million on Credit Facility IV, and (iv) an annual administrative agent fee in the amount of $100,000 in 2019 and $200,000 in each year thereafter. The compensating balance for the revolving credit facility is $5.0 million, which is reflected as restricted cash equivalents on the Company’s Consolidated Balance Sheets.  On June 19, 2019, in order to increase the size of the Credit Facility IV, the credit facility was amended to add Bank Leumi USA as an additional lender. The amendment increased the size of Credit Facility IV by $15.0 million to $50.0 million. All other material terms of the Credit Facility remain unchanged. In addition, the Company was subject to a closing fee of 1% of the additional commitment amount of $15.0 million to be paid at closing. As of July 31, 2020, there was no amount outstanding on Credit Facility IV and the Company was in compliance with the maximum balance sheet leverage covenant related to Credit Facility IV.

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

On various dates, TTG Advisers and the Company entered into annual agreements to extend the expense cap of 3.5% to the 2011, 2012, 2013 and 2014 fiscal years (“Expense Limitation Agreement”). The Company and the Adviser agreed to continue the expense cap into fiscal year 2015 and fiscal year 2016, though they lowered the expense cap to 3.25% and modified the methodology so that the cap is applied to limit the Company’s ratio of expenses to total assets less cash (the “Modified Methodology”), consistent with the asset level used to calculate the base management fee. (The expenses covered by the cap remain unchanged.) On October 28, 2016, the Board of Directors, including all of the Independent Directors, approved the renewal of the Advisory Agreement for the 2017 fiscal year. Further, the Adviser agreed to continue to waive a portion of the base management fee so that it is reduced to 1.50% for fiscal year 2017. In March 2016, the Adviser agreed to modify its prior agreement to waive, effective November 1, 2015, the first $1.0 million of capital gains incentive fee due under the Advisory Agreement, such that the $1.0 million waiver of incentive fee would be applied to any incentive fee due under the agreement, whether it is a capital gains incentive fee or net operating income incentive fee. Furthermore, the Company and the Adviser, similar to fiscal year 2016, agreed on an expense cap for fiscal years 2017 through 2020 of 3.25% under the Modified Methodology. The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company's expense ratio under the Expense Limitation Agreement. In addition, for fiscal years 2010 through 2020, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement for its allocable portion of the compensation payable to certain officers of the Company, which may not exceed $200,000 per year in the aggregate (the “Voluntary Waiver”). TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement. As of July 31, 2020, the Company did not have an investment in an exchange traded fund. In addition, the Adviser has agreed, effective November 1, 2017, to a revised management fee structure that ties management fees to the NAV discount1 as follows: (A) If the Company’s NAV discount is greater than 20%, the management fee for the current quarter is reduced to 1.25%; (B) If the NAV discount is between 10% and 20%, the management fee will be 1.50%; and (C) If the NAV discount is less than 10% or eliminated, the 1.50% management fee would be re-examined, but in no event would it exceed 1.75%. For the quarter ended July 31, 2020, the effective management fee was 1.25%.

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

On May 27, 2020, the Company and Wynnefield Capital announced an agreement under which six of the Company’s current directors and three independent director candidates proposed by Wynnefield Capital were nominated by the Company’s Board of Directors for election at the 2020 annual meeting of stockholders, on July 15, 2020. The Board of Directors remained at its current size of nine directors pursuant to the terms of the agreement. A committee comprised of Chairman Tokarz and two independent Board members was formed to continue to explore strategic alternatives and other value enhancing opportunities and there were no changes to the Company’s current management agreement with The Tokarz Group Advisers LLC prior to the annual meeting. Under the agreement, the Company agreed to pay the fees and expenses of Wynnefield Capital in the amount of approximately $290,000. The Company reimbursed TTG Advisers, in the amount of $35,000, for certain out-of-pocket expenses in connection with the negotiation of the settlement with Wynnefield Capital.

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

At October 31, 2019, the provision for estimated incentive compensation was $0.  During the nine month period ended July 31, 2020, there was no change in the provision for incentive compensation as 20% of the cumulative aggregate net realized capital gains less aggregate unrealized depreciation was less than $0. The provision for incentive compensation includes the Valuation Committee’s determination to increase the fair values of five of the Company’s portfolio investments (Apex, GTM, JSC Tekers, SMA and Trientis) by a total of approximately $2.8 million. The provision also includes the Valuation Committee’s determination to decrease the fair values of eighteen of the Company’s portfolio investments (Advantage, Black Diamond, Custom Alloy, Dukane, Equus, Global Prairie, HTI, Initials, Jedson, Legal Solutions, MVC Automotive, Powers, RuMe, Security Holdings, Tuf-Tug, Turf, U.S. Spray and U.S. Gas) by a total of approximately $53.3 million. Also, for the quarter ended July 31, 2020, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income for the quarter did not exceed the hurdle rate. For fiscal years ending on October 31, 2019 and October 31, 2020, the Adviser agreed to voluntarily modify the calculation of the Income Incentive Fee so that the fee accrued shall equal the lesser of: (i) the amount of the Income Incentive Fee computed and determined quarterly as currently set forth in the Advisory Agreement; and (ii) the amount of the Income Incentive Fee computed and determined on an annual basis (in lieu of quarterly). Further, regardless of the amount of Income Incentive Fee computed or accrued, the Adviser agreed to defer collection of any Income Incentive Fee due and payable for the fiscal year until after the completion of the annual audit for such fiscal year.

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

12. Tax Matters

On October 31, 2019, the Company had a net capital loss carryforward of approximately $9.3 million and had net unrealized losses of approximately $75.4 million. The Company had approximately $116.8 million in net unrealized losses as of July 31, 2020.

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet a "more-likely-than-not" threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the nine month period ended July 31, 2020, the Company did not incur any interest or penalties related to unrecognized tax benefits. Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS. The fiscal years 2014 through 2018 for the Company and MVCFS remain subject to examination by the IRS.

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

For the Quarter Ended July 31, 2020

On July 14, 2020, the Company's Board of Directors declared a dividend of $0.17 per share. The dividend was paid on July 31, 2020 to shareholders of record on July 24, 2020 and totaled approximately $3.0 million.

During the quarter ended July 31, 2020, as part of the Company's dividend reinvestment plan for our common stockholders, the Plan Agent purchased 6,186 shares of our common stock at an average price of $6.96, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

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

The following table represents open-market purchases made under our stock repurchase program for the fiscal years ended October 31, 2013 through October 31, 2019. There were no share repurchases made during the nine month period ended July 31, 2020.

Period *	Total Number of Shares Purchased	Average Price Paid per Share including commission	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Purchased Under the Program
For the Year Ended October 31, 2013	1,299,294	$12.83	1,299,294	$16,673,207
For the Year Ended October 31, 2014	310,706	$13.24	1,610,000	$4,114,967
For the Year Ended October 31, 2015	-	-	1,610,000	-
For the Year Ended October 31, 2016	146,409	$8.31	1,756,409	$1,216,746
For the Year Ended October 31, 2017	-	-	1,756,409	-
For the Year Ended October 31, 2018	627,724	$9.45	2,384,133	5,930,011
For the Year Ended October 31, 2019	467,686	$8.70	2,851,819	4,069,924
For the Nine Month Period Ended July 31, 2020	-	-	2,851,819	-
Total	2,851,819	$11.22	2,851,819	$32,004,855

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

The following table presents book basis segment data for the nine month period ended July 31, 2020:

	MVC	MVCFS	Consolidated
Interest and dividend income	$20,513,642	$3,357	$20,516,999
Fee income	20,000	39,298	59,298
Fee income - asset management	-	636,989	636,989
Other Income	-	4,580	4,580
Total operating income	20,533,642	684,224	21,217,866

Total operating expenses	14,241,345	776,471	15,017,816
Less: Waivers by Adviser	(1,354,292)	(93,699)	(1,447,991)
Total net operating expenses	12,887,053	682,772	13,569,825

Net operating income before taxes	7,646,589	1,452	7,648,041

Tax expense	-	1,452	1,452
Net operating income	7,646,589	-	7,646,589

Net realized (loss) gain on investments	(2,422,005)	48,314	(2,373,691)
Net unrealized depreciation on investments	(43,688,239)	(37,727)	(43,725,966)

Net (decrease) increase in net assets resulting from operations	$(38,463,655)	$10,587	$(38,453,068)

15. Significant Subsidiaries

We have determined that for the nine month period ended July 31, 2020, MVC Automotive and RuMe, unconsolidated portfolio companies, have met the conditions of a significant subsidiary.  For the nine month period ended July 31, 2019, there were no portfolio companies that met the conditions of a significant subsidiary.  The financial information presented below includes summarized balance sheets as of June 30, 2020 (the last fiscal quarter-end of these companies prior to July 31, 2020) and June 30, 2019 and summarized income statements for the periods October 1, 2019 to June 30, 2020 and October 1, 2018 to June 30, 2019.  The financial information below is based on unaudited financial statements and has been prepared and furnished by the portfolio company and not prepared by the Company.

Balance Sheet	MVC Automotive	RuMe	MVC Automotive	RuMe
	As of June 30,	As of June 30,	As of June 30,	As of June 30,
All numbers in thousands	2020	2020	2019	2019
Assets:
Total current assets	$52,368	$1,423	$84,661	$1,284
Tota non-current assets	29,875	1,209	25,416	354
Total Assets	$82,243	$2,632	$110,077	$1,638
Liabilities and Sharholders Equity:
Current Liabilities	$65,477	$7,916	$90,813	$6,452
Long-term liablities	17,314	6,817	16,268	4,630
Shareholders Equity	(548)	(12,101)	2,996	(9,444)
Total Liablities and Shareholders Equity	$82,243	$2,632	$110,077	$1,638

	MVC Automotive	RuMe	MVC Automotive	RuMe
Income Statement	For the Period from	For the Period from	For the Period from	For the Period from
	October 1, 2019 to	October 1, 2019 to	October 1, 2018 to	October 1, 2018 to
All numbers in thousands	June 30, 2020	June 30, 2020	June 30, 2019	June 30, 2019
Net Sales & Revenue	$99,314	$3,337	$135,554	$5,275
Cost of Sales	89,326	2,182	122,106	3,229
Gross Margin	9,988	1,155	13,448	2,046
Operating Expenses	11,905	2,103	11,182	2,723
Operating Income	(1,917)	(948)	2,266	(677)
Income Tax (Benefit)	283	0	57	0
Interest Expense	1,055	626	1,658	697
Other Expenses (Income), Net	(610)	(9)	60	(49)
Net Income (Loss)	$(2,645)	$(1,565)	$491	$(1,325)

16. Subsequent Events

On August 10, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) among Barings BDC, Inc., a Maryland corporation (“BBDC”), Mustang Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of BBDC (“Acquisition Sub”), and Barings LLC, a Delaware limited liability company and investment adviser to BBDC (“Barings”). The Merger Agreement provides that, on the terms and subject to the conditions set forth in the Merger Agreement, Acquisition Sub will merge with and into the Company, with the Company continuing as the surviving company and as a wholly-owned subsidiary of BBDC (the “First Step”) and, immediately thereafter, the Company will merge with and into BBDC, with BBDC continuing as the surviving company (the “Second Step” and, together with the First Step, the “Merger”). The boards of directors of both BBDC and the Company, including all of the respective independent directors, have approved the Merger Agreement and the transactions contemplated therein. The parties to the Merger Agreement intend the Merger to be treated as a “reorganization” within the meaning of Section 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

In the First Step, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the First Step (excluding any shares cancelled pursuant to the Merger Agreement) will be converted into the right to receive (i) $0.39492 per share in cash, without interest, from Barings (such amount of cash, the “Cash Consideration”) and (ii) 0.94024 (such ratio, as may be adjusted pursuant to the Merger Agreement, the “Exchange Ratio”) of a validly issued, fully paid and non-assessable share of BBDC common stock, par value $0.001 per share (the “Share Consideration” and together with the Cash Consideration, the “Merger Consideration”). Pursuant to the Merger Agreement, total value of the consideration to be received by the Company’s stockholders at closing is subject to adjustment as set forth in the Merger Agreement and may be different than the estimated total consideration described herein, depending on a number of factors, including the number of outstanding shares of BBDC and the Company’s common stock, the payment of tax dividends by the Company, undistributed investment company taxable income and undistributed net capital gains of the Company and changes of the Euro-to-U.S. dollar exchange rate relating to certain of the Company’s investments between April 30, 2020 and the closing date.

The Merger Agreement contains representations, warranties and covenants, including, among others, covenants relating to the operation of each of BBDC’s and the Company’s businesses during the period prior to the closing of the Merger. BBDC and the Company have agreed to convene and hold stockholder meetings for the purpose of obtaining the approvals required of BBDC’s and the Company’s stockholders, respectively, and the boards of directors of BBDC and the Company have agreed to recommend that their respective stockholders approve the applicable proposals (as described below).

The Merger Agreement provides that the Company shall not, and shall cause its representatives and subsidiaries not to, solicit proposals relating to alternative transactions, or, subject to certain exceptions, initiate or participate in discussions or negotiations regarding, or provide information with respect to, any proposal for an alternative transaction. However, the board of directors of the Company may, subject to certain conditions, change its recommendation to the stockholders of the Company or, on payment of a termination fee by the Company of approximately $2.94 million and the reimbursement of up to $1.18 million in expenses incurred by BBDC and Barings, terminate the Merger Agreement and enter into an Alternative Acquisition Agreement (as defined in the Merger Agreement) for a Superior Proposal (as defined in the Merger Agreement), if it determines in good faith, after consultation with its outside legal counsel, that failure to do so would reasonably be expected to be inconsistent with its fiduciary duties or obligations under applicable law.

Consummation of the First Step, which is currently anticipated to occur during the fourth quarter of fiscal year 2020, is subject to certain customary closing conditions, including (1) adoption of the Merger Agreement by a majority of the outstanding shares of the Company’s common stock, (2) approval of the issuance of BBDC common stock to be issued in the First Step by a majority of the votes cast by the BBDC stockholders on the matter, (3) approval of the issuance of BBDC’s common stock in connection with the First Step at a price below the then-current net asset value per share of BBDC common stock, if applicable, by the vote specified in Section 63(2)(A) of the Investment Company Act of 1940, as amended, (4) the absence of certain legal impediments to the consummation of the Merger, (5) effectiveness of the registration statement for the BBDC common stock to be issued as consideration in the First Step, (6) approval for listing on the New York Stock Exchange of the BBDC common stock to be issued as consideration in the First Step, (7) subject to certain materiality standards, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement, and (8) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended).

In addition, BBDC and the Company will take steps necessary to provide for the repayment at closing of the Company’s credit facilities and the redemption or assumption of the Company’s 6.25% senior notes due November 30, 2022.

The Merger Agreement also contains certain termination rights in favor of BBDC and the Company, including if the First Step is not completed on or before February 10, 2021 or if the requisite approvals of BBDC stockholders or stockholders of the Company are not obtained. The Merger Agreement also provides that, upon the valid termination of the Merger Agreement under certain circumstances, BBDC may be required to pay or cause to be paid to the Company a termination fee of approximately $4.70 million, or the Company may be required to pay or cause to be paid to BBDC a termination fee of approximately $2.94 million.

The representations and warranties and covenants set forth in the Merger Agreement have been made only for purposes of such agreement and were solely for the benefit of the parties to the Merger Agreement, may be subject to limitations agreed upon by the contracting parties, including qualification by confidential disclosures made for purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Accordingly, the Merger Agreement is included with this filing only to provide investors with information regarding the terms of the Merger Agreement, and not to provide investors with any factual information regarding the parties to the Merger Agreement or their respective businesses.

Prior to the entry into the Merger Agreement and as a condition to the willingness of BBDC to enter into the Merger Agreement, Leon G. Cooperman, Michael T. Tokarz, Wynnefield Capital, Inc. and West Family Investments, Inc., stockholders of the Company which collectively own approximately 31% of the Company’s common stock issued and outstanding as of the date of the Merger Agreement, entered into voting agreements with BBDC (collectively, the “Voting Agreements”), pursuant to which, among other things, such stockholders of the Company have, subject to the terms and conditions set forth in the Voting Agreements, agreed to support the Merger and the transactions contemplated by the Merger Agreement and to vote all their shares of the Company’s common stock in favor of the First Step. The Voting Agreements’ obligations to vote in favor of the First Step terminate upon certain events, including the effective time of the First Step, the valid termination of the Merger Agreement in accordance with its terms, the termination of the Voting Agreements by mutual consent of the parties thereto or a change in the recommendation of the Company’s board of directors to the Company’s stockholders pursuant to the Merger Agreement.

On August 19, 2020, the Company loaned $150,000 RuMe on its lines of credit, increasing the balance to approximately $895,000.

On August 31, 2020, the Company and BB&T entered into the Fourteenth Amendment to Secured Revolving Credit Agreement (the “Amendment”). Pursuant to the Amendment, the Company and BB&T renewed Credit Facility II and amended the definition of “Termination Date” in Section 1.01 of Credit Facility II to mean the earlier to occur of (i) December 31, 2020, (ii) the effective date of the Merger Agreement, (iii) the date the Revolver Commitment (as defined in Credit Facility II) is terminated pursuant to Section 6.01 of Credit Facility II following the occurrence of an Event of Default (as defined in Credit Facility II), or (iv) the date the Company terminates the Revolver Commitment (as defined in Credit Facility II) entirely pursuant to Section 2.09 of Credit Facility II. Other than as noted above, terms of Credit Facility II remain substantially unchanged and borrowings under Credit Facility II continue to be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.

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

Selected Consolidated Financial Data

	For the Nine Month Period Ended July 31, 2020	For the Nine Month Period Ended July 31, 2019	Year Ended October 31, 2019
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$20,517	$21,774	$29,605
Fee income	59	89	102
Fee income - asset management	637	640	842
Other income	5	-	-

Total operating income	21,218	22,503	30,549

Expenses:
Management fee	3,561	4,746	6,408
Portfolio fees - asset management	310	261	343
Management fee - asset management	168	219	288
Administrative	4,115	3,422	4,826
Interest and other borrowing costs	6,194	7,277	9,655
Loss on extinguishment of debt	345	-	-
Settlement Expenses	325	-	-
Net Incentive compensation (Note 11)	-	-	-

Total operating expenses	15,018	15,925	21,520

Expense waiver by Advisor	(113)	(113)	(150)
Voluntary management fee waiver by Advisor	(1,336)	(1,780)	(2,403)
Total waiver by adviser	(1,449)	(1,893)	(2,553)

Total net operating expenses	13,569	14,032	18,967

Net operating gain before taxes	7,649	8,471	11,582

Tax expense, net	2	2	2

Net operating gain	7,647	8,469	11,580

Net realized and unrealized (loss) gain:
Net realized gain (loss) on investments	(2,374)	4,583	(7,106)
Net unrealized (depreciation) appreciation on investments	(43,726)	207	11,842

Net realized and unrealized (loss) gain on investments	(46,100)	4,790	4,736

Net (decrease) increase in net assets resulting from operations	$(38,453)	$13,259	$16,316

Per Share:
Net (decrease) increase in net assets per share resulting from operations	$(2.17)	$0.75	$0.92
Dividends per share	$(0.510)	$0.450	$0.620
Balance Sheet Data:
Portfolio at value	$220,851	$339,405	$340,245
Portfolio at cost	337,700	426,341	415,667
Total assets	281,570	369,233	362,163
Shareholders’ equity	180,466	227,915	227,959
Shareholders’ equity per share (net asset value)	$10.18	$12.86	$12.86
Common shares outstanding at period end	17,725	17,725	17,725
Other Data:
Number of Investments funded in period	11	9	12
Investments funded ($) in period	$11,616	$41,020	$47,463
Repayment/sales in period	93,396	34,199	39,083
Net investment activity in period	(81,780)	6,821	8,380

	2020			2019				2018
	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):
Total operating income	5,780	7,652	7,786	8,046	7,469	8,593	6,441	5,888	6,151	5,440	5,147

Management fee	1,087	1,104	1,370	1,662	1,643	1,590	1,513	1,496	1,487	1,496	1,411
Portfolio fees - asset management	70	71	169	82	89	76	96	122	112	148	147
Management fee - asset management	52	52	64	69	79	69	71	81	70	66	67
Administrative	1,972	922	1,221	1,404	998	990	1,434	843	1,010	796	1,235
Interest, fees and other borrowing costs	1,863	2,125	2,206	2,378	2,510	2,283	2,484	2,238	2,403	2,981	3,117
Loss on extinguishment of debt	-	345	-	-	-	-	-	-	-	-	1,783
Settlement Expenses	325	-	-	-	-	-	-	-	-	-	-
Net Incentive compensation	-	-	-	-	-	-	-	-	(1,316)	(1,012)	267
Total waiver by adviser	(446)	(452)	(551)	(660)	(654)	(635)	(604)	(598)	(595)	(599)	(390)
Tax expense	1	-	1	-	1	1	-	1	-	1	-
Net operating income (loss) before net realized and unrealized gains	856	3,485	3,306	3,111	2,803	4,219	1,447	1,705	2,980	1,563	(2,490)
Net (decrease) increase in net assets resulting from operations	(2,537)	(40,332)	4,416	3,057	348	15,964	(3,053)	(2,220)	(5,870)	(3,393)	950
Net (decrease) increase in net assets resulting from operations per share	(0.14)	(2.28)	0.25	0.17	0.02	0.90	(0.17)	(0.10)	(0.32)	(0.18)	0.05
Net asset value per share	$10.18	$10.49	$12.94	$12.86	$12.86	$12.99	$12.24	$12.46	$12.62	$13.09	$13.42

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

The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. During the fiscal year ended October 31, 2019, the Company made six new investments and follow-on investments in six existing portfolio companies totaling approximately $44.9 million. During the nine month period ended July 31, 2020, the Company made follow-on investments in five existing portfolio companies totaling approximately $11.5 million.

The Company's prior investment objective was to achieve long-term capital appreciation from venture capital investments in information technology companies. Accordingly, the Company's investments had focused on investments in equity and debt securities of information technology companies. As of July 31, 2020, approximately 4.5% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential "liquidity event," i.e., a sale, public offering, merger or other reorganization.

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

OPERATING INCOME

For the Nine month period ended July 31, 2020 and 2019. Total operating income was approximately $21.2 million and approximately $22.5 million for the nine month period ended July 31, 2020 and 2019, respectively, a decrease of approximately $1.3 million.

For the Nine month period ended July 31, 2020

Total operating income was $21.2 million for the nine month period ended July 31, 2020. The decrease in operating income over the same period last year was primarily due to loan repayments from the Company’s portfolio companies. The Company earned approximately $20.5 million in interest income from investments in portfolio companies. Of the $20.5 million recorded in interest income, approximately $6.2 million was “payment in kind” interest. The “payment in kind” interest is computed at the contractual rate specified in each investment agreement and may be added to the principal balance of each investment. The Company’s debt investments yielded annualized rates from 3.1% to 16.7%. The Company also recorded fee income from asset management of the PE Fund and its portfolio companies totaling approximately $637,000 and fee income from the Company’s portfolio companies of approximately $59,000, totaling approximately $696,000 in fee income. Of the $637,000 of fee income from asset management activities, 75% of the income is obligated to be paid to TTG Advisers. However, under the PE Fund's agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

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

OPERATING EXPENSES

For the Nine month period ended July 31, 2020 and 2019. Operating expenses, net of Voluntary Waivers, were approximately $13.6 million and $14.0 million for the nine month period ended July 31, 2020 and 2019, respectively, a decrease of approximately $400,000.

For the Nine month period ended July 31, 2020

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $13.6 million or 8.80% of the Company's average net assets, when annualized, for the nine month period ended July 31, 2020. Significant components of operating expenses for the nine month period ended July 31, 2020 were interest and other borrowing costs of approximately $6.2 million and management fee expense paid by the Company of approximately $2.2 million, which is net of the voluntary management fee waiver of approximately $1.3 million.

The approximately $400,000 decrease in the Company’s net operating expenses for the nine month period ended July 31, 2020 compared to the same period in 2019, was primarily due to the approximately $1.1 million decrease in interest and other borrowing costs and approximately $741,000 decrease in management fee expense, net of the voluntary management fee waiver. These decreases were partially offset by increases in legal fees by approximately $702,000 and settlement expenses of $325,000. Operating expenses for the nine month period ended July 31, 2020 includes approximately $345,000 in unamortized deferred financing fees related to the Senior Notes II, which were expensed and presented as loss on extinguishment of debt in the consolidated statements of operations at the time $20.0 million of the Senior Notes II were redeemed. The portfolio fees - asset management are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund. To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers. On October 31, 2019, the Board approved the renewal of the Advisory Agreement for the 2020 fiscal year. The Company and the Adviser agreed on an expense cap for fiscal 2020 of 3.25% under the Modified Methodology. The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund continues to be excluded from the calculation of the Company's expense ratio under the Expense Limitation Agreement. In addition, for fiscal years 2010 through 2020, TTG Advisers voluntarily agreed to extend the Voluntary Waiver. TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement. As of July 31, 2020, the Company did not have an investment in an exchange traded fund. Under the Modified Methodology, for the nine month period ended July 31, 2020, the Company’s annualized expense ratio was 2.95%, (taking into account the same carve outs as those applicable to the expense cap). In addition, the Adviser agreed, effective November 1, 2017, to a revised management fee structure that ties management fees to the NAV discount2 as follows: (A) If the Company’s NAV discount is greater than 20%, the management fee for the current quarter is reduced to 1.25%; (B) If the NAV discount is between 10% and 20%, the management fee will be 1.50%; and (C) If the NAV discount is less than 10% or eliminated, the 1.50% management fee would be re-examined, but in no event would it exceed 1.75%. For the quarter ended July 31, 2020, the management fee was 1.25%.

Pursuant to the terms of the Advisory Agreement, during the nine month period ended July 31, 2020, the provision for incentive compensation was unchanged from $0 as of October 31, 2019, including both the pre-incentive fee net operating income and the capital gain incentive fee.  The provision for incentive compensation includes the Valuation Committee’s determination to increase the fair values of five of the Company’s portfolio investments (Apex, GTM, JSC Tekers, SMA and Trientis) by a total of approximately $2.8 million. The provision also includes the Valuation Committee’s determination to decrease the fair values of eighteen of the Company’s portfolio investments (Advantage, Black Diamond, Custom Alloy, Dukane, Equus, Global Prairie, HTI, Initials, Jedson, Legal Solutions, MVC Automotive, Powers, RuMe, Security Holdings, Tuf-Tug, Turf, U.S. Spray and U.S. Gas) by a total of approximately $53.3 million. Also, for the quarter ended July 31, 2020, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income for the quarter did not exceed the hurdle rate.

For the Nine Month Period Ended July 31, 2019

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $14.0 million or 8.32% of the Company's average net assets, when annualized, for the nine month period ended July 31, 2019. Significant components of operating expenses for the nine month period ended July 31, 2019 were interest and other borrowing costs of approximately $7.3 million and management fee expense paid by the Company of approximately $3.0 million, which is net of the voluntary management fee waiver of approximately $1.8 million.

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

REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES

For the Nine month period ended July 31, 2020 and 2019. Net realized losses were approximately $2.4 million for the nine month period ended July 31, 2020 and net realized gains of approximately $4.6 million for the nine month period ended July 31, 2019, a decrease of approximately $7.0 million.

For the Nine month period ended July 31, 2020

Net realized losses for the nine month period ended July 31, 2020, were approximately $2.4 million. The Company’s net realized losses were primarily due to the realized loss on the sale of the common shares of Equus. The loss was partially offset by the realized gains on the sale of Focus Pointe, a portfolio company of the PE Fund, of approximately $773,000 and proceeds received of approximately $1.2 million from the PE Fund related to tax refunds and release of escrow funds related to former PE Fund portfolio companies. The Company also received carried interest payments from the PE Fund totaling approximately $91,000 related to these transactions, which were recorded as additional realized gains.

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

On July 16, 2020, the Company sold the remaining 3,228,024 common shares of Equus for approximately $3.8 million, resulting in a realized loss of approximately $3.7 million.

During the nine month period ended July 31, 2020, the Company also recorded realized losses of approximately $11,000 from the Centile escrow and approximately $86,000 from the sale of U.S. Treasury obligations.

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

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

For the Nine month period ended July 31, 2020 and 2019. The Company had a net change in unrealized depreciation on portfolio investments of approximately $43.7 million for the nine month period ended July 31, 2020 and approximately $207,000 of unrealized appreciation for the nine month period ended July 31, 2019, a net decrease of approximately $43.9 million.

For the Nine month period ended July 31, 2020

The Company had a net change in unrealized depreciation on portfolio investments of approximately $43.7 million for the nine month period ended July 31, 2020. The net change in unrealized depreciation for the nine month period ended July 31, 2020 included the reversal of the unrealized appreciation on the PE Fund of approximately $878,000 (as a result of the Company’s sale of Focus Pointe) and the reversal of the unrealized depreciation of the Equus common stock of approximately $2.6 million. The net change also includes Valuation Committee determination to decrease the fair value of the Company's investments in: Advantage by approximately $705,000, Black Diamond by approximately $169,000, Custom Alloy by approximately $8.1 million, Dukane by approximately $55,000, Global Prairie by approximately $11,000, HTI by approximately $527,000, Initials by approximately $646,000, Jedson by approximately $2.9 million, Legal Solutions by approximately $882,000, MVC Automotive by approximately $5.9 million, MVC Private Equity Fund L.P. by approximately $419,000, Powers by approximately $1.2 million, RuMe by approximately $11.9 million, Security Holdings by approximately $14.7 million, Tuf-Tug by approximately $301,000, Turf by approximately $401,000, U.S. Gas by approximately $1.9 million and U. S. Spray by approximately $1.8 million. These changes in unrealized depreciation were partially off-set by the Valuation Committee determination to increase the fair value of the Company’s investments in: Apex by approximately $1.5 million, Foliofn, by approximately $6.4 million, GTM by approximately $417,000, JSC Tekers by approximately $109,000, SMA by approximately $681,000 and Trientis by approximately $44,000.

For the Nine Month Period Ended July 31, 2019

The Company had a net change in unrealized appreciation on portfolio investments of approximately $207,000 for the nine month period ended July 31, 2019. The net change in unrealized appreciation for the nine month period ended July 31, 2019 was the result of the reversal of the unrealized depreciation of approximately $4.6 million on the Crius equity units, reversal of the unrealized depreciation of $3.0 million related to the MVC Environmental loan receivable reserve, reversal of the unrealized appreciation on the PE Fund of approximately $5.3 million (as a result of the Company’s sale of the Plymouth Rock Energy, LLC), and the $2.4 million of unrealized appreciation due to the reversal of the unrealized depreciation on the MVC Environmental letter of credit. The net change also includes the Valuation Committee determination to increase the fair value of the Company’s investments in: the Array loan by approximately $62,000, Black Diamond loan and warrant by a net total of approximately $885,000, Custom Alloy second lien loans, series A preferred stock, series B preferred stock and series C preferred stock by a net total of approximately $1.9 million, Dukane loan by approximately $11,000, Foliofn preferred stock by $790,000, HTI loan by approximately $192,000, JSC Tekers preferred stock by approximately $94,000, Security Holdings equity and letter of credit by a net total of approximately $2.5 million, Turf loans by approximately $233,000, MVC Automotive equity by approximately $374,000 and the Centile escrow by $116,000. The value of Crius stock was also increased by approximately $5.5 million based on its market value. These changes in unrealized appreciation were partially off-set by the Valuation Committee determination to decrease the fair value of the Company’s investments in: Advantage preferred stock by approximately $918,000, Highpoint loan by approximately $51,000, Initials loan by approximately $688,000, Legal Solutions loan by approximately $118,000, MVC Environmental loan and common stock by a total of approximately $3.9 million, RuMe series B-1 preferred stock, guarantee and letter of credit by a net total of approximately $2.2 million, Trientis loan by approximately $121,000, U.S. Spray common stock by $3.1 million, U.S. Gas loan by approximately $1.6 million and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $705,000. The value of Equus stock was also decreased by approximately $1.7 million based on its market value.

PORTFOLIO INVESTMENTS

For the Nine month period ended July 31, 2020 and the Year Ended October 31, 2019. The cost of the portfolio investments held by the Company at July 31, 2020 and at October 31, 2019 was $337.7 million and $415.7 million, respectively, a decrease of approximately $78.0 million. The aggregate fair value of portfolio investments at July 31, 2020 and at October 31, 2019 was $220.9 million and $340.2 million, respectively, a decrease of approximately $119.3 million. The cost and fair value of cash, restricted cash and cash equivalents held by the Company at July 31, 2020 and October 31, 2019 was $51.9 million and $11.7 million, respectively, representing an increase of approximately $40.2 million.

For the Nine month period ended July 31, 2020

During the nine month period ended July 31, 2020, the Company made follow-on investments in five portfolio companies that totaled approximately $11.5 million. Specifically, on November 14, 2019 and February 28, 2020, the Company loaned $50,000 and $300,000, respectively, to RuMe on its lines of credit, increasing the balances to approximately $2.2 million and approximately $727,000, respectively. On December 13, 2019 and February 3, 2020, the Company loaned approximately $1.6 million and $1.7 million, respectively, to Jedson, increasing the first lien loan to approximately $9.4 million. On January 10, 2020, the Company loaned approximately $3.8 million to Apex, increasing the first lien loan to approximately $18.8 million at that time. The maturity date of the loan was extended to May 15, 2020. The Company also received a warrant as part of this investment. During the nine month period ended July 31, 2020, Custom Alloy borrowed approximately $1.7 million on its revolving credit facility, increasing the balance outstanding to approximately $3.7 million. During the nine month period ended July 31, 2020, the Company loaned approximately $2.5 million to Security Holdings, increasing its senior subordinated loan outstanding amount to approximately $8.6 million.

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

On April 6, 2020, Turf senior subordinated loan and third lien loan were combined into a non-amortizing senior subordinated loan in the amount of $8,697,056 with a 10% cash interest rate and a maturity of October 7, 2023.

On May 14, 2020, Foliofn announced it entered into an agreement to be acquired by The Goldman Sachs Group, Inc..  The acquisition, while subject to regulatory approval, is expected to close in the third calendar quarter of 2020.  If the transaction closes, the Company expects to receive approximately $15 million in proceeds.

On July 16, 2020, the Company sold the remaining 3,228,024 common shares of Equus for approximately $3.8 million, resulting in a realized loss of approximately $3.7 million.

During the nine month period ended July 31, 2020, Turf made a principal payment of $70,000 on its third lien loan.

During the nine month period ended July 31, 2020, U.S. Tech made principal payments on its loan totaling approximately $1.8 million.

During the nine month period ended July 31, 2020, IPCC made principal payments on its loan totaling $300,000.

During the nine month period ended July 31, 2020, Legal Solutions made $2.4 million in principal payments on its loan.

During the quarter ended January 31, 2020, the Valuation Committee increased the fair value of the Company’s investments in: Black Diamond by approximately $256,000, Foliofn) by approximately $5.7 million, JSC Tekers by $350,000, Trientis by approximately $72,000, Turf by approximately $60,000, MVC Private Equity Fund L.P. by approximately $2.0 million, GTM by approximately $817,000, MVC Automotive equity by approximately $486,000 and Apex by approximately $1.5 million. In addition, increases in the cost basis of the loans to Apex, Black Diamond, Custom Alloy, Dukane, Global Prairie, GTM, Highpoint, HTI, Jedson, Legal Solutions, Morey’s, RuMe, Security Holdings, SMA and Tuf-Tug due to the capitalization of PIK interest totaling approximately $1.8 million. The Valuation Committee also decreased the fair value of the Company's investments in: Advantage by approximately $129,000, Custom Alloy by approximately $387,000, Dukane by approximately $45,000, Initials by approximately $103,000, RuMe by approximately $1.6 million, Security Holdings by approximately $7.1 million, Tuf-Tug by approximately $62,000, U.S. Gas by approximately $1.0 million and U.S. Spray by approximately $260,000.

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

During the quarter ended July 31, 2020, the Valuation Committee increased the fair value of the Company’s investments in: Advantage by approximately $259,000, Black Diamond by approximately $203,000, Foliofn, by approximately $1.4 million, Global Prairie by approximately $72,000, GTM by approximately $30,000, Highpoint by approximately $254,000, HTI by approximately $627,000, IPCC by approximately $160,000, JSC Tekers by approximately $492,000, MVC Automotive by approximately $528,000, MVC Private Equity Fund L.P. by approximately $381,000, Powers by approximately $345,000, Security Holdings by approximately $1.0 million, SMA by approximately $709,000, Trientis by approximately $26,000 and Turf by approximately $654,000. In addition, there were increases in the cost basis of the loans to Black Diamond, Dukane, Global Prairie, GTM, Highpoint, HTI, Jedson, Legal Solutions, Powers, Security Holdings, SMA and Tuf-Tug due to the capitalization of PIK interest totaling approximately $1.2 million. The Valuation Committee also decreased the fair value of the Company's investments in: Custom Alloy by approximately $491,000, Dukane by approximately $10,000, Initials by approximately $24,000, Jedson by approximately $356,000, Legal Solutions by approximately $496,000, RuMe by approximately $7.2 million and Tuf-Tug by approximately $78,000, U.S. Spray by approximately $1.0 million and U.S. Gas by approximately $900,000.

During the nine month period ended July 31, 2020, the Valuation Committee decreased the fair value of the Company’s investments in: Advantage by approximately $705,000, Black Diamond by approximately $169,000, Custom Alloy by approximately $8.1 million, Dukane by approximately $55,000, Global Prairie by approximately $11,000, HTI by approximately $527,000, Initials by approximately $646,000, Jedson by approximately $2.9 million, Legal Solutions by approximately $882,000, MVC Automotive by approximately $5.9 million, MVC Private Equity Fund L.P. by approximately $419,000, Powers by approximately $1.2 million, RuMe by approximately $11.9 million, Security Holdings by approximately $14.7 million, Tuf-Tug by approximately $301,000, Turf by approximately $401,000, U.S. Gas by approximately $1.9 million and U. S. Spray by approximately $1.8 million. The Valuation Committee also increased the fair value of the Company's investments in: Apex by approximately $1.5 million, Foliofn, by approximately $6.4 million, GTM by approximately $417,000, JSC Tekers by approximately $109,000, SMA by approximately $681,000 and Trientis by approximately $44,000. In addition, there were increases in the cost basis of the loans to Apex, Black Diamond, Custom Alloy, Dukane, Global Prairie, GTM, Highpoint, HTI, Jedson, Legal Solutions, Morey’s, RuMe, Security Holdings, SMA and Tuf-Tug due to the capitalization of PIK interest totaling approximately $3.6 million.

At July 31, 2020, the fair value of all portfolio investments was $220.9 million with a cost basis of $337.7 million. At July 31, 2020, the fair value and cost basis of investments made by the Company’s former management team pursuant to the prior investment objective (“Legacy Investments”) were $12.8 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team were $208.1 million and $322.7 million, respectively. At October 31, 2019, the fair value of all portfolio investments, exclusive of escrow receivables, was $340.2 million with a cost basis of $415.7 million. At October 31, 2019, the fair value and cost basis of the Legacy Investments were $6.4 million and $15.0 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team were $333.8 million and $400.7 million, respectively.

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

Portfolio Companies

During the nine month period ended July 31, 2020, the Company had investments in the following portfolio companies:

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

During the nine month period ended July 31, 2020, the Valuation Committee decreased the fair value of the preferred stock by approximately $705,000.

At July 31, 2020, the Company's investment in Advantage consisted of 587,001 shares of preferred stock with a cost basis of approximately $5.9 million and a fair value of approximately $5.2 million.

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

During the nine month period ended July 31, 2020, the Valuation Committee increased the fair value of the loan by approximately $1.5 million.

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

At July 31, 2020, the Company no longer held an investment in Apex.

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

At July 31, 2020, the Company no longer held an investment in Array.

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

During the nine month period ended July 31, 2020, the Valuation Committee decreased the fair value of the loan by approximately $142,000 and the warrant by $27,000.

At July 31, 2020, the Company's investment in Black Diamond consisted of a second lien loan with an outstanding amount of approximately $7.5 million, a cost basis of approximately $7.3 million and a fair value of approximately $7.5 million and a warrant with a cost basis of approximately $401,000 and a fair value of approximately $933,000.

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

During the nine month period ended July 31, 2020, Custom Alloy borrowed approximately $1.7 million on its revolving credit facility. The credit facility’s maturity date was also extended to April 30, 2021.

During the nine month period ended July 31, 2020, the interest rates on the second lien loans and revolver adjusted periodically from 12% cash and 3% PIK for the quarter ended December 31, 2019 to 4% cash and 11% PIK for the quarter ended March 31, 2020 to 0% cash to 15% PIK for the quarter ended June 30, 2020. As of July 31, 2020 the interest rate on the loans was 12% cash and 3% PIK.

During the nine month period ended July 31, 2020, the Valuation Committee decreased the fair values of the $33.1 million second lien loan by approximately $6.5 million, the $6.3 million second lien loan by approximately $1.2 million and the revolver by approximately $365,000.

At July 31, 2020, the Company's investment in Custom Alloy consisted of a second lien loan with a cost basis and outstanding balance of approximately $33.1 million and a fair value of approximately $26.2 million, a second lien loan with a cost basis and outstanding balance of approximately $6.3 million and a fair value of approximately $5.0 million and a revolving credit facility with an outstanding balance and cost basis of approximately $3.7 million and a fair value of approximately $3.4 million.

Dukane IAS, LLC

Dukane, St. Charles, Illinois, is a global provider of plastic welding equipment.

At October 31, 2019, the Company's investment in Dukane consisted of a second lien loan with an outstanding amount, a cost basis and a fair value of approximately $4.5 million. The second lien loan had an interest rate of 13% and a maturity date of November 17, 2020.

During the nine month period ended July 31, 2020, the Valuation Committee decreased the fair value of the loan by $55,000.

At July 31, 2020, the Company's investment in Dukane consisted of a second lien loan with an outstanding amount, a cost basis and a fair value of approximately $4.6 million.

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

At July 31, 2020, the Company no longer held an investment in Essner.

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

On July 16, 2020, the Company sold the remaining 3,228,024 common shares of Equus for approximately $3.8 million, resulting in a realized loss of approximately $3.7 million.

At July 31, 2020, the Company no longer held an investment in Equus.

Foliofn, Inc.

Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.

At October 31, 2019, the Company's investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of approximately $6.4 million.

On May 14, 2020, Foliofn announced it entered into an agreement to be acquired by The Goldman Sachs Group, Inc..  The acquisition, while subject to regulatory approval, is expected to close in the third calendar quarter of 2020.  If the transaction closes, the Company expects to receive approximately $15 million in proceeds.

During the nine month period ended July 31, 2020, the Valuation Committee increased the fair value of the preferred stock by $6.4 million.

At July 31, 2020, the Company's investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of approximately $12.8 million.

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

During the nine month period ended July 31, 2020, the Valuation Committee decreased the fair value of the loan by $11,000.

At July 31, 2020, the Company's investment in Global Prairie consisted of a second lien loan with an outstanding amount of approximately $3.1 million, a cost basis of approximately $3.0 million and a fair value of approximately $3.1 million.

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

During the nine month period ended July 31, 2020, the Valuation Committee increased the fair value of the common stock by $421,000 and decreased the fair value of the loan by approximately $4,000.

At July 31, 2020, the Company's investment in GTM consisted of a second lien loan with an outstanding amount of approximately $5.1 million, a cost basis of approximately $5.0 million and a fair value of approximately $5.1 million and 2 shares of common stock with a cost basis of approximately $766,000 and a fair value of approximately $1.2 million.

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

At July 31, 2020, the Company's investment in Highpoint consisted of a second lien loan with an outstanding amount of approximately $5.3 million, a cost basis of approximately $5.2 million and a fair value of approximately $5.3 million.

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

During the nine month period ended July 31, 2020, the interest rate on the loan increased to 16.75%.

During the nine month period ended July 31, 2020, the Valuation Committee decreased the fair value of the loan by $527,000.

At July 31, 2020, the Company's investment in HTI consisted of a second lien loan with an outstanding amount and cost basis of approximately $12.1 million and a fair value of approximately $11.6 million.

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

During the nine month period ended July 31, 2020, the maturity date was extended to October 1, 2020.

During the nine month period ended July 31, 2020, the Valuation Committee decreased the fair value of the loan by approximately $646,000.

At July 31, 2020, the Company's investment in Initials consisted of a senior subordinated loan with an outstanding amount and cost basis of approximately $5.6 million and a fair value of approximately $626,000. The Company reserved in full against all of the accrued interest starting June 23, 2018.

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

During the nine month period ended July 31, 2020, the interest rate on the second lien loan was reduced to 14%.

During the nine month period ended July 31, 2020, IPCC made principal payments on its loan totaling $300,000.

At July 31, 2020, the Company's investment in IPCC consisted of a second lien loan with an outstanding amount of approximately $7.7 million, a cost basis of approximately $7.6 million and a fair value of approximately $7.7 million.

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

During the nine month period ended July 31, 2020, the maturity date was extended to June 30, 2022.

During the nine month period ended July 31, 2020, the Valuation Committee decreased the fair value of the loan by approximately $2.9 million.

At July 31, 2020, the Company's investment in Jedson consisted of a first lien loan with an outstanding amount of approximately $9.5 million, a cost basis of approximately $9.3 million and a fair value of approximately $6.6 million.

JSC Tekers Holdings

JSC Tekers, Latvia, is a company focused on real estate management.

At October 31, 2019, the Company's investment in JSC Tekers consisted of 9,159,085 shares of preferred stock with a cost basis of $11.8 million and a fair value of $4.9 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $0.

During the nine month period ended July 31, 2020, the Valuation Committee increased the fair value of the preferred stock by $109,000.

At July 31, 2020, the Company's investment in JSC Tekers consisted of 9,159,085 shares of preferred stock with a cost basis of $11.8 million and a fair value of $5.0 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $0.

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

During the nine month period ended July 31, 2020, Legal Solutions made $2.4 million in principal payments on its loan and the maturity date was extended to March 31, 2022.

During the nine month period ended July 31, 2020, the interest rate on the loan increased to 16%.

During the nine month period ended July 31, 2020, the Valuation Committee decreased the fair value of the loan by $882,000.

At July 31, 2020, the Company's investment in Legal Solutions consisted of a senior subordinated loan with an outstanding balance and cost basis of approximately $10.1 million and a fair value of approximately $9.3 million.

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

At July 31, 2020, the Company no longer held an investment in Morey’s.

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

During the nine month period ended July 31, 2020, the maturity date of the bridge loan was extended to December 31, 2021.

During the nine month period ended July 31, 2020, the Valuation Committee decreased the fair value of the equity interest by approximately $5.9 million.

At July 31, 2020, the Company's investment in MVC Automotive consisted of an equity interest with a cost of approximately $52.2 million and a fair value of approximately $14.7 million and a bridge loan with an outstanding amount, cost basis and fair value of approximately $7.1 million. The mortgage guarantee for MVC Automotive was equivalent to approximately $4.7 million at July 31, 2020. This guarantee was taken into account in the valuation of MVC Automotive.

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

During the nine month period ended July 31, 2020, the Valuation Committee decreased the fair value of the general partnership interest and limited partnership interest in the PE Fund by a total of approximately $419,000.

At July 31, 2020, the limited partnership interest in the PE Fund had a cost of approximately $7.2 million and a fair value of approximately $8.9 million. The Company's general partnership interest in the PE Fund had a cost basis of approximately $183,000 and a fair value of approximately $227,000. As of July 31, 2020, the PE Fund had investments in Gibdock Limited and Advanced Oilfield Services, LLC.

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

During the nine month period ended July 31, 2020, the Valuation Committee decreased the fair value of the loan by $1.2 million.

At July 31, 2020, the Company's investment in Powers consisted of a first lien loan with an outstanding amount of approximately $6.7 million, a cost basis of approximately $6.6 million and a fair value of approximately $5.5 million.

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

During the nine month period ended July 31, 2020, the maturity dates of the subordinated note and the $727,000 revolver were extended to March 31, 2021.

During the nine month period ended July 31, 2020, the Valuation Committee decreased the series C preferred stock by approximately $1.5 million, the warrants by a total of approximately $1.4 million, the letters of credit by approximately $2.3 million, the subordinated loan by approximately $3.8 million and the revolvers by a total of approximately $3.0 million.

At July 31, 2020, the Company’s investment in RuMe consisted of 5,297,548 shares of common stock with a cost basis of approximately $924,000 and a fair value of $0, 4,999,076 shares of series B-1 preferred stock with a cost basis of approximately $1.0 million and a fair value of $0, 23,896,634 shares of series C preferred stock with a cost basis of approximately $3.4 million and a fair value of approximately $0, a revolver with an outstanding balance and cost basis of approximately $2.2 million and a fair value of approximately $0, another revolver with an outstanding balance and cost basis of approximately $727,000 and a fair value of approximately $0 and a subordinated note with an outstanding balance and cost basis of approximately $3.8 million and a fair value of approximately $0. The warrants have a cost basis of approximately $595,000 and a fair value of $0 and the letter of credit was fair valued at approximately -$2.9 million or a liability of approximately $2.9 million. The Company reserved in full against all of the accrued PIK interest starting April 1, 2020.

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

During the nine month period ended July 31, 2020, the Company loaned approximately $2.5 million, to Security Holdings, increasing its senior subordinated loan outstanding amount to approximately $8.6 million.

During the nine month period ended July 31, 2020, the senior subordinated loan’s maturity date was extended to May 31, 2022.

During the nine month period ended July 31, 2020, the letter of credit was reduced to 3.3 million Euro.

During the nine month period ended July 31, 2020, the Valuation Committee decreased the fair value of the common equity interest by $14.8 million and the letter of credit by approximately $36,000.

At July 31, 2020, the Company's investment in Security Holdings consisted of common equity interest with a cost basis of approximately $51.2 million and a fair value of approximately $18.8 million, a bridge loan with an outstanding balance, cost basis and fair value of approximately $5.2 million, a senior subordinated loan with an outstanding balance, cost basis and fair value of approximately $8.7 million and a letter of credit with a fair value of approximately -$125,000 or a liability of $125,000.

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

During the nine month period ended July 31, 2020, the Valuation Committee increased the fair value of the loan by $681,000.

At July 31, 2020, the Company's investment in SMA consisted of a first lien loan with an outstanding amount of approximately $7.0 million, a cost basis of approximately $6.5 million and a fair value of approximately $7.0 million and warrants with a cost basis of approximately $505,000 and a fair value of approximately $792,000.

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

During the nine month period ended July 31, 2020, the Valuation Committee increased the fair value of the loan by approximately $44,000.

At July 31, 2020, the Company's investment in Trientis consisted of a first lien loan with an outstanding balance and cost basis of approximately $1.2 million and a fair value of approximately $221,000 and a warrant with a cost basis of approximately $68,000 and a fair value of $0. The Company reserved in full against all of the accrued interest starting September 1, 2018.

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

During the nine month period ended July 31, 2020, the Valuation Committee decreased the fair values of the loan by approximately $59,000 and the common stock by approximately $242,000.

At July 31, 2020, the Company's investment in Tuf-Tug consisted of a second lien loan with an outstanding balance of approximately $5.1 million, a cost basis of approximately $5.0 million and a fair value of approximately $5.1 million and 24.6 shares of common stock with a cost basis of $750,000 and a fair value of approximately $536,000.

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

During the nine month period ended July 31, 2020, Turf made a principal payment of $70,000 on its third lien loan.

During the nine month period ended July 31, 2020, the Valuation Committee decreased the fair value of the loans by a total of approximately $401,000.

At July 31, 2020, the senior subordinated loan had an outstanding balance and cost basis of approximately $8.7 million and a fair value of approximately $8.1 million.

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

During the nine month period ended July 31, 2020, U.S. Tech made principal payments on its loan totaling approximately $1.8 million.

During the nine month period ended July 31, 2020, the maturity date of senior term loan was extended to July 17, 2021.

At July 31, 2020, the senior term loan had an outstanding amount, cost basis and fair value of approximately $3.7 million.

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

During the nine month period ended July 31, 2020, the Valuation Committee decreased the fair value of the loan by approximately $1.9 million related to the indemnification claim.

At July 31, 2020, the Company's investment in U.S. Gas, an indirect subsidiary of Vistra, consisted of a second lien loan with an outstanding balance and cost basis of approximately $4.8 million and a fair value of approximately $2.3 million. The Company reserved in full against all of the accrued interest related to the $2.5 million portion of the second lien loan due to the indemnification claims.

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

During the nine month period ended July 31, 2020, the interest rate on the loan was decreased to 8%.

During the nine month period ended July 31, 2020, the maturity dates were extended to April 30, 2025.

During the nine month period ended July 31, 2020, the Valuation Committee decreased the fair value of the common stock by $1.8 million.

At July 31, 2020, the Company's investment in SCSD consisted of 784 shares of class B common stock with a cost basis of approximately $5.5 million and a fair value of approximately $10,000, a secured loan and senior secured loan each with an outstanding balance, cost basis and fair value of $1.5 million, totaling $3.0 million.

Puneet Sanan, representative of the Company, serves as director of SCSD.

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

At July 31, 2020, the Company had investments in portfolio companies totaling $220.9 million. Also, on that date, the Company had approximately $50.2 million in cash equivalents and restricted cash equivalents and approximately $1.7 million in cash and restricted cash. The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid. Pending investments in portfolio companies pursuant to our principal investment strategy, the Company may make other short-term or temporary investments, including in exchange-traded funds and private investment funds offering periodic liquidity.

During the nine month period ended July 31, 2020, the Company made follow-on investments in five portfolio companies that totaled approximately $11.5 million. Specifically, on November 14, 2019 and February 28, 2020, the Company loaned $50,000 and $300,000, respectively, to RuMe on its lines of credit, increasing the balances to approximately $2.2 million and approximately $727,000, respectively. On December 13, 2019 and February 3, 2020, the Company loaned approximately $1.6 million and $1.7 million, respectively, to Jedson, increasing the first lien loan to approximately $9.4 million. On January 10, 2020, the Company loaned approximately $3.8 million to Apex, increasing the first lien loan to approximately $18.8 million at that time. The maturity date of the loan was extended to May 15, 2020. The Company also received a warrant as part of this investment. During the nine month period ended July 31, 2020, Custom Alloy borrowed approximately $1.7 million on its revolving credit facility, increasing the balance outstanding to approximately $3.7 million. During the nine month period ended July 31, 2020, the Company loaned approximately $2.5 million, to Security Holdings B.V., increasing its senior subordinated loan outstanding amount to approximately $8.6 million.

Current commitments include:

Commitments to Portfolio Companies:

At July 31, 2020 and October 31, 2019, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded as of July 31, 2020
MVC Private Equity Fund LP	$20.1 million	$14.6 million
RuMe	$2.2 million	$2.3 million
RuMe	$700,000	$745,000
Custom Alloy	$3.8 million	$3.7 million
Total	$26.8 million	$21.3 million

Portfolio Company	Amount Committed	Amount Funded as of October 31, 2019
MVC Private Equity Fund LP	$20.1 million	$14.6 million
RuMe	$2.2 million	$2.1 million
RuMe	$400,000	$400,000
Custom Alloy	$3.0 million	$2.1 million
Total	$25.7 million	$19.2 million

Guarantees:

At July 31, 2020 and October 31, 2019, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded as of July 31, 2020
MVC Automotive	$4.7 million	-
Total	$4.7 million	-

Guarantee	Amount Committed	Amount Funded as of October 31, 2019
MVC Automotive	$4.5 million	-
Total	$4.5 million	-

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies. At July 31, 2020, the Valuation Committee estimated the combined fair values of the guarantee obligation noted above to be $0 or a liability of approximately $0.

These guarantees are further described below, together with the Company's other commitments.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  Over time, Erste Bank, the bank extending the mortgage to MVC Automotive, increased the amount of the mortgage. The balance of the guarantee as of July 31, 2020 is approximately 4.1 million Euro (equivalent to approximately $4.7 million).

The Company agreed to cash collateralize a $300,000 third party letter of credit for RuMe, which is now collateralized with Credit Facility IV (defined below) and still a commitment of the Company as of July 31, 2020. Previously, the Company guaranteed $1.0 million of RuMe’s indebtedness to Colorado Business Bank and also provided RuMe an additional $2.0 million letter of credit. On April 25, 2019, the $1.0 million guarantee and the $2.0 million letter of credit were refinanced and replaced with a new $3.0 million letter of credit. The letter of credit had a fair value of approximately -$2.9 million or a liability of $2.9 million as of July 31, 2020. The $3.0 million letter of credit is collateralized with Credit Facility IV (defined below).

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP. The PE Fund closed on approximately $104 million of capital commitments. During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations. The investment period related to the PE Fund has ended. Additional capital may be called for follow-on investments in existing portfolio companies of the PE Fund or to pay operating expenses of the PE Fund until the partnership is terminated. On December 27, 2018, the Company received proceeds of approximately $7.5 million from the PE Fund related to the sale of Plymouth Rock Energy, LLC, a portfolio company of the PE Fund. The Company’s pro-rata share of the PE Fund’s cost basis in the Plymouth Rock Energy, LLC investment totaled approximately $2.5 million, resulting in a realized gain of approximately $5.0 million. On October 25, 2019, the PE Fund sold Focus Pointe, a portfolio company of the PE Fund. The Company received proceeds of approximately $2.7 million related to the sale. The Company’s pro-rata share of the PE Fund’s cost basis in the Focus Pointe investment totaled approximately $1.9 million, resulting in a realized gain of approximately $800,000. As of July 31, 2020, $14.6 million of the Company’s commitment was funded.

As of October 31, 2019, RuMe had a $2.2 million line of credit provided by the Company with a 10% interest rate and a maturity date of March 31, 2021. The outstanding balance as of October 31, 2019 and July 31, 2020 was approximately $2.1 million and $2.3 million, respectively, including capitalized PIK interest. Also, during the fiscal year ended October 31, 2019, the Company provided RuMe a $400,000 revolver with a 10% interest rate and a maturity date of February 28, 2020. The outstanding balance of the revolver as of October 31, 2019 was approximately $404,000, including capitalized PIK interest. During the nine month period ended July 31, 2020, the revolver was increased to $700,000 and the maturity date was extended to March 31, 2021. The outstanding balance of the revolver as of July 31, 2020 was approximately $745,000, including capitalized PIK interest.

As of October 31, 2019, Security Holdings had a 4.8 million Euro letter of credit. During the nine month period ended July 31, 2020, the letter of credit was reduced to 3.3 million Euro. The letter of credit had a fair value of approximately -$125,000 or a liability of $125,000 as of July 31, 2020. The letter of credit is collateralized with Credit Facility IV (defined below).

As of October 31, 2019, Custom Alloy had a $3.0 million line of credit provided by the Company with a 15% interest rate and a maturity date of April 30, 2020. The balance outstanding as of October 31, 2019 was approximately $2.1 million. During the nine month period ended July 31, 2020, the Company increased the commitment to approximately $3.8 million and funded approximately $1.7 million, resulting in a balance outstanding as of July 31, 2020 of approximately $3.7 million. The maturity date was also extended to April 30, 2021.

As of July 31, 2020, the total fair value associated with potential obligations related to guarantees and letters of credit was approximately -$3.0 million or a liability of $3.0 million.

Commitments of the Company

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with Branch Banking and Trust Company (“BB&T”). On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility. On December 1, 2015, Credit Facility II was renewed and expired on May 31, 2016, at which time all outstanding amounts under it were due and repaid. On June 30, 2016, Credit Facility II was renewed and reduced to a $50 million revolving credit facility, which expired on February 28, 2017, as of which time all outstanding amounts under it were due and repaid. On February 28, 2017, Credit Facility II was renewed and increased to a $100 million revolving credit facility and expired on August 31, 2017. On August 31, 2017, Credit Facility II was renewed and decreased to a $25 million revolving credit facility, which was to expire on August 31, 2018.  There was no change to the interest rate or unused fee on the revolving credit facility. The Company incurred closing costs associated with this transaction of $62,500. On August 10, 2018, Credit Facility II was renewed to August 30, 2019 and on August 30, 2019, Credit Facility II was extended to August 31, 2020. The Company incurred closing costs associated with each of these transactions of $50,000 with no change in terms other than the expiration date. At October 31, 2019 and July 31, 2020, there was no amount outstanding on Credit Facility II. Credit Facility II is used to provide the Company with better overall financial flexibility in managing its investment portfolio. Borrowings under Credit Facility II bear interest at LIBOR plus 125 basis points. In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter. The Company paid closing fees, legal and other costs associated with these transactions. These costs are amortized over the life of the facility. Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities. As of July 31, 2020, the Company was in compliance with the covenants related to Credit Facility II.

On November 15, 2017, the Company completed a public offering of $100,000,000 aggregate principal amount of its 6.25% senior notes due November 30, 2022 (“Senior Notes II”). In addition, on November 20, 2017, the underwriters exercised an over-allotment option to purchase an additional $15 million in aggregate principal amount of Senior Notes II (together with the offering on November 15, the “Offering”). The Senior Notes II have an interest rate of 6.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year. After deducting underwriting fees and discounts and expenses, the Offering resulted in net proceeds to the Company of approximately $111.4 million. The Offering expenses incurred are amortized over the term of the Senior Notes II. Proceeds from the offering were used to repay the Senior Notes in full, including all accrued interest. On February 25, 2020, the Company notified U.S. Bank National Association, the trustee for the Senior Notes II, of the Company’s election to redeem $20.0 million aggregate principal amount of the Senior Notes II outstanding at a price equal to 100% of the principal amount of the Senior Notes II, plus accrued and unpaid interest on the Senior Notes II to, but excluding, the date of redemption.  The Company funded the redemption with cash on hand. As of July 31, 2020, the Senior Notes II had a total outstanding amount of $95.0 million, net of deferred financing fees the balance was approximately $93.6 million, with a market value of approximately $91.2 million.

On January 29, 2019, the Company entered into a three year, $35 million revolving credit facility ("Credit Facility IV") with People’s United Bank, National Association as lender and lead agent. Credit Facility IV can, under certain conditions, be increased up to $85 million. Credit Facility IV will expire on January 29, 2022, at which time all outstanding amounts under Credit Facility IV will be due and payable. Borrowings under the Credit Facility bear interest at a rate of LIBOR plus 2.85%, or the prime rate plus 0.5% at the Company’s discretion. In addition, the Company was subject to (i) a closing fee of 1% of the commitment amount paid at closing, (ii) a one-time structuring fee in the amount of $100,000 paid at closing, (iii) an unused line fee, which is payable monthly, of 0.75% if the Company draws less than $25 million on Credit Facility IV or 0.60% if the Company draws more than $25 million on Credit Facility IV, and (iv) an annual administrative agent fee in the amount of $100,000 in 2019 and $200,000 in each year thereafter. The compensating balance for the revolving credit facility is $5.0 million, which is reflected as restricted cash equivalents on the Company’s Consolidated Balance Sheets.  On June 19, 2019, in order to increase the size of the Credit Facility IV, the credit facility was amended to add Bank Leumi USA as an additional lender. The amendment increased the size of Credit Facility IV by $15.0 million to $50.0 million. All other material terms of the Credit Facility remain unchanged. In addition, the Company was subject to a closing fee of 1% of the additional commitment amount of $15.0 million to be paid at closing. As of July 31, 2020, there was no amount outstanding on Credit Facility IV and the Company was in compliance with the maximum balance sheet leverage covenant related to Credit Facility IV.

The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company's maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

Subsequent Events

On August 10, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) among Barings BDC, Inc., a Maryland corporation (“BBDC”), Mustang Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of BBDC (“Acquisition Sub”), and Barings LLC, a Delaware limited liability company and investment adviser to BBDC (“Barings”). The Merger Agreement provides that, on the terms and subject to the conditions set forth in the Merger Agreement, Acquisition Sub will merge with and into the Company, with the Company continuing as the surviving company and as a wholly-owned subsidiary of BBDC (the “First Step”) and, immediately thereafter, the Company will merge with and into BBDC, with BBDC continuing as the surviving company (the “Second Step” and, together with the First Step, the “Merger”). The boards of directors of both BBDC and the Company, including all of the respective independent directors, have approved the Merger Agreement and the transactions contemplated therein. The parties to the Merger Agreement intend the Merger to be treated as a “reorganization” within the meaning of Section 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

In the First Step, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the First Step (excluding any shares cancelled pursuant to the Merger Agreement) will be converted into the right to receive (i) $0.39492 per share in cash, without interest, from Barings (such amount of cash, the “Cash Consideration”) and (ii) 0.94024 (such ratio, as may be adjusted pursuant to the Merger Agreement, the “Exchange Ratio”) of a validly issued, fully paid and non-assessable share of BBDC common stock, par value $0.001 per share (the “Share Consideration” and together with the Cash Consideration, the “Merger Consideration”). Pursuant to the Merger Agreement, total value of the consideration to be received by the Company’s stockholders at closing is subject to adjustment as set forth in the Merger Agreement and may be different than the estimated total consideration described herein, depending on a number of factors, including the number of outstanding shares of BBDC and the Company’s common stock, the payment of tax dividends by the Company, undistributed investment company taxable income and undistributed net capital gains of the Company and changes of the Euro-to-U.S. dollar exchange rate relating to certain of the Company’s investments between April 30, 2020 and the closing date.

The Merger Agreement contains representations, warranties and covenants, including, among others, covenants relating to the operation of each of BBDC’s and the Company’s businesses during the period prior to the closing of the Merger. BBDC and the Company have agreed to convene and hold stockholder meetings for the purpose of obtaining the approvals required of BBDC’s and the Company’s stockholders, respectively, and the boards of directors of BBDC and the Company have agreed to recommend that their respective stockholders approve the applicable proposals (as described below).

The Merger Agreement provides that the Company shall not, and shall cause its representatives and subsidiaries not to, solicit proposals relating to alternative transactions, or, subject to certain exceptions, initiate or participate in discussions or negotiations regarding, or provide information with respect to, any proposal for an alternative transaction. However, the board of directors of the Company may, subject to certain conditions, change its recommendation to the stockholders of the Company or, on payment of a termination fee by the Company of approximately $2.94 million and the reimbursement of up to $1.18 million in expenses incurred by BBDC and Barings, terminate the Merger Agreement and enter into an Alternative Acquisition Agreement (as defined in the Merger Agreement) for a Superior Proposal (as defined in the Merger Agreement), if it determines in good faith, after consultation with its outside legal counsel, that failure to do so would reasonably be expected to be inconsistent with its fiduciary duties or obligations under applicable law.

Consummation of the First Step, which is currently anticipated to occur during the fourth quarter of fiscal year 2020, is subject to certain customary closing conditions, including (1) adoption of the Merger Agreement by a majority of the outstanding shares of the Company’s common stock, (2) approval of the issuance of BBDC common stock to be issued in the First Step by a majority of the votes cast by the BBDC stockholders on the matter, (3) approval of the issuance of BBDC’s common stock in connection with the First Step at a price below the then-current net asset value per share of BBDC common stock, if applicable, by the vote specified in Section 63(2)(A) of the Investment Company Act of 1940, as amended, (4) the absence of certain legal impediments to the consummation of the Merger, (5) effectiveness of the registration statement for the BBDC common stock to be issued as consideration in the First Step, (6) approval for listing on the New York Stock Exchange of the BBDC common stock to be issued as consideration in the First Step, (7) subject to certain materiality standards, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement, and (8) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended).

In addition, BBDC and the Company will take steps necessary to provide for the repayment at closing of the Company’s credit facilities and the redemption or assumption of the Company’s 6.25% senior notes due November 30, 2022.

The Merger Agreement also contains certain termination rights in favor of BBDC and the Company, including if the First Step is not completed on or before February 10, 2021 or if the requisite approvals of BBDC stockholders or stockholders of the Company are not obtained. The Merger Agreement also provides that, upon the valid termination of the Merger Agreement under certain circumstances, BBDC may be required to pay or cause to be paid to the Company a termination fee of approximately $4.70 million, or the Company may be required to pay or cause to be paid to BBDC a termination fee of approximately $2.94 million.

The representations and warranties and covenants set forth in the Merger Agreement have been made only for purposes of such agreement and were solely for the benefit of the parties to the Merger Agreement, may be subject to limitations agreed upon by the contracting parties, including qualification by confidential disclosures made for purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Accordingly, the Merger Agreement is included with this filing only to provide investors with information regarding the terms of the Merger Agreement, and not to provide investors with any factual information regarding the parties to the Merger Agreement or their respective businesses.

Prior to the entry into the Merger Agreement and as a condition to the willingness of BBDC to enter into the Merger Agreement, Leon G. Cooperman, Michael T. Tokarz, Wynnefield Capital, Inc. and West Family Investments, Inc., stockholders of the Company which collectively own approximately 31% of the Company’s common stock issued and outstanding as of the date of the Merger Agreement, entered into voting agreements with BBDC (collectively, the “Voting Agreements”), pursuant to which, among other things, such stockholders of the Company have, subject to the terms and conditions set forth in the Voting Agreements, agreed to support the Merger and the transactions contemplated by the Merger Agreement and to vote all their shares of the Company’s common stock in favor of the First Step. The Voting Agreements’ obligations to vote in favor of the First Step terminate upon certain events, including the effective time of the First Step, the valid termination of the Merger Agreement in accordance with its terms, the termination of the Voting Agreements by mutual consent of the parties thereto or a change in the recommendation of the Company’s board of directors to the Company’s stockholders pursuant to the Merger Agreement.

On August 19, 2020, the Company loaned $150,000 RuMe on its lines of credit, increasing the balance to approximately $895,000.

On August 31, 2020, the Company and BB&T entered into the Fourteenth Amendment to Secured Revolving Credit Agreement (the “Amendment”). Pursuant to the Amendment, the Company and BB&T renewed Credit Facility II and amended the definition of “Termination Date” in Section 1.01 of Credit Facility II to mean the earlier to occur of (i) December 31, 2020, (ii) the effective date of the Merger Agreement, (iii) the date the Revolver Commitment (as defined in Credit Facility II) is terminated pursuant to Section 6.01 of Credit Facility II following the occurrence of an Event of Default (as defined in Credit Facility II), or (iv) the date the Company terminates the Revolver Commitment (as defined in Credit Facility II) entirely pursuant to Section 2.09 of Credit Facility II. Other than as noted above, terms of Credit Facility II remain substantially unchanged and borrowings under Credit Facility II continue to be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.

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

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes and debt instruments which represent approximately 78.4% of the Company’s total assets at July 31, 2020. As discussed in Note 8 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. The Company may make short-term investments in 90-day Treasury Bills or longer-term treasury notes, which are federally guaranteed securities, or other investments, including exchange-traded funds, private investment funds and designated money market accounts, pending investments in portfolio companies made pursuant to our principal investment strategy.

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

At July 31, 2020, approximately 78.4% of our total assets represented portfolio investments recorded at fair value.

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

On October 31, 2019, the Company had a net capital loss carryforward of approximately $9.3 million and had unrealized losses of approximately $75.4 million. The Company had approximately $116.8 million in unrealized losses as of July 31, 2020. If we experience an aggregate 50% shift in the ownership of our common stock from shareholder transactions over a three year period (e.g., if a shareholder acquires 5% or more of our outstanding shares of common stock, or if a shareholder who owns 5% or more of our outstanding shares of common stock significantly increases or decreases its investment in the Company), our ability to utilize our capital loss carryforwards to offset future capital gains may be severely limited.  Further, in the event that we are deemed to have failed to meet the requirements to qualify as a RIC, our ability to use our capital loss carryforwards could be adversely affected.   Please see Note 12 of our consolidated financial statements “Tax Matters” for more information.

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

We intend to continue to qualify as a business development company (“BDC”) under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their total assets in specified types of securities, primarily in private companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. In the event the 70% minimum is not maintained in contravention of the provisions of Section 55 of the 1940 Act, the Company would be restricted in its ability to make additional investments (including providing additional debt financing) in non-qualifying companies, such as foreign portfolio companies. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our status as a business development company. If we decide to withdraw our election, or if we otherwise fail to qualify as a business development company, we may be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility and could significantly increase our costs of doing business.

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

We are subject to market discount risk.

As with any stock, the price of our shares will fluctuate with market conditions and other factors. If shares are sold, the price received may be more or less than the original investment. Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our NAV, but will depend upon the market price of the shares at the time of sale. Since the market price of our shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the shares will trade at, below or above our NAV. Although our shares, from time to time, had traded at a premium to our NAV, in more recent years, our shares have traded at a discount to NAV, which discount may fluctuate over time. Our common stock has historically traded at prices below our net asset value per share and was trading as of July 31, 2020 at an approximately 36.5% discount to NAV. Therefore, shareholders selling their shares will likely have to sell at a significant discount to NAV per share.

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

As of July 31, 2020, we have approximately $95.0 million in aggregate principal amount of Senior Notes II (as defined above), due on November 30, 2022. We also have access to leverage through credit facilities.

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

As of July 31, 2020, 4.5% of the Company’s assets consisted of Legacy Investments.  These investments were made pursuant to the Company’s prior investment objective of seeking long-term capital appreciation from venture capital investments in information technology companies. Generally, a cash return may not be received on these investments until a “liquidity event,” i.e., a sale, public offering or merger, occurs. Until then, these Legacy Investments remain in the Company’s portfolio. The Company is managing them to seek to realize maximum returns.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of portfolio companies and/or in a limited number of industries.  For example, as of July 31, 2020, the fair value of our largest investment, Custom Alloy, comprised 19.2% of our net assets.  Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may continue to be significantly represented among our investments.  To the extent that we have large positions in the securities of a small number of portfolio companies, we are subject to an increased risk of significant loss should the performance or financial condition of these portfolio companies or their respective industries deteriorate.  We may also be more susceptible to any single economic or regulatory occurrence as a result of holding large positions in a small number of portfolio companies.  See the risk factor below regarding the industry in which Crius operates.

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

There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The Company, individually and in its capacity as representative for certain stockholders of U.S. Gas & Electric, Inc. (the “Company Holders”), along with the representative of certain legacy holders, filed a complaint on July 7, 2020 in the Superior Court of the State of Delaware, Complex Commercial Litigation Division against U.S. Gas & Electric, Inc., Verengo, Inc. and Vistra Energy Corp.  The complaint alleges the defendants failed to follow the indemnification procedures set forth in the merger transaction whereby the Company and the Company Holders sold U.S. Gas & Electric, Inc. to Verengo, Inc., in agreeing to settlement of an alleged indemnified claim without the consent of the Company. The complaint seeks declaratory relief and damages as a result of defendants’ alleged breaches. On August 28, 2020, the defendants answered the complaint denying liability and asserting claims for declaratory judgement that they are entitled to indemnification by the Company Holders for the claims at the issue in the complaint.

Item 1A. Risk Factors

A description of the risk factors associated with our business is set forth in the “Quantitative and Qualitative Disclosures about Market Risk” section, above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities for the quarter ended July 31, 2020.

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

Date: September 9, 2020
/s/ Michael Tokarz
Michael Tokarz
In the capacity of the officer who performs the functions of Principal Executive Officer.

MVC Capital, Inc.

Date: September 9, 2020
/s/ Scott Schuenke
Scott Schuenke
In the capacity of the officer who performs the functions of Principal Financial Officer.